Form 10-K
period 2004-12-31
Great Wolf Resorts, Inc.
filed 2005-03-24
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of issuer as specified in its charter)

Delaware	51-0510250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 West Washington Avenue	53703
Madison, Wisconsin 53703	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code
608 661-4700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq National Market
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 16, 2005, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $724,782,000 based on the closing price on the Nasdaq for such shares.
      The number of shares outstanding of the issuer’s common equity was 30,262,308 as of March 16, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than May 2, 2005.

Great Wolf Resorts, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2004

PART I

ITEM 1.	BUSINESS
Overview and Development
      As used herein, the terms “we,” “our” and “us” refer to Great Wolf Resorts, Inc., a Delaware corporation, and its subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.
      We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities, based on the number of resorts in operation. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance from our resorts. Our resorts provide a consistent and comfortable environment throughout the year where our guests can enjoy our various amenities and activities. We are a fully integrated resort company with in-house expertise and resources in resort and indoor waterpark development, management, marketing and financing.
      We own and operate four existing Great Wolf Lodge® resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own two Great Wolf Lodge resorts that are under construction and scheduled to open for business during 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s. We are currently evaluating 12 to 14 additional markets for potential future development of Great Wolf Lodge resorts, six of which are in active site negotiation. We anticipate that most of our future resorts will be developed under our Great Wolf Lodge brand, but we may develop additional nautical-themed resorts in other appropriate markets.
      We were formed in May 2004 to succeed to the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc., and a number of its related entities. We refer to these entities collectively as Great Lakes. Great Lakes developed and operated hotels between 1995 and December 2004. In 1999, Great Lakes began its resort operations by purchasing Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, Great Lakes opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, Great Lakes opened the Blue Harbor Resort in Sheboygan, Wisconsin. Immediately prior to the closing of our initial public offering of common stock, which we refer to in this Form 10-K report as the IPO, Great Lakes had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania. These resorts are scheduled to open in late March and October of 2005, respectively.
      On December 20, 2004, in connection with the closing of the IPO, we acquired each of these resorts and the resorts currently under construction, as well as certain resort development and management operations, in exchange for an aggregate of 14,032,896 shares of our common stock and $97,600, in a series of transactions we refer to in this Form 10-K report as the formation transactions. We also realized net proceeds of $248,700 from the sale of 16,100,000 shares of our common stock in the IPO.

Properties — Overview
      We have five family entertainment resorts that are currently operating and two additional resorts that are under construction, and we will manage one resort under construction that is owned by a third-party licensee. We also have identified additional target markets for future resort development and are in negotiations with respect to sites in six of these markets. The following table presents an overview of our existing portfolio of resorts:

					Year Ended December 31, 2004(1)

								Other	Total
				Indoor		Average	Revenue per	Revenue per	Revenue per
	Opened/Target			Entertainment		Daily	Available	Occupied	Occupied
Location	Opening	Rooms		Area(2)	Occupancy	Rate	Room(3)	Room	Room(4)

				(Approx. ft2)	(%)	($)	($)	($)	($)
Existing Resorts:
Wisconsin Dells, WI	May 1997(5)	309	(6)	64,000	62.2	188.76	117.47	78.44	267.20
Sandusky, OH(7)	March 2001	271		41,000	68.0	231.45	157.50	94.33	325.78
Traverse City, MI	March 2003	281		51,000	69.4	223.43	155.04	97.25	320.68
Kansas City, KS	May 2003	281		49,000	64.4	196.18	126.31	89.67	285.85
Sheboygan, WI(8)	June 2004	183	(9)	54,000	58.3	190.35	110.93	161.26	351.61
Resorts Under Construction:
Williamsburg, VA	March 2005	301		66,000	—	—	—	—	—
Pocono Mountains, PA	Fall 2005	400		91,000	—	—	—	—	—
Niagara Falls, ONT(10)	Spring 2006	404		94,000	—	—	—	—	—

(1)	Information for our Sheboygan resort reflects operating results from the resort’s opening in June 2004 through December 31, 2004.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theater, Wiley’s Woods and party room in the resorts that have such amenities.

(3)	Revenue per available room represents the total room revenue per total available rooms for the year ended December 31, 2004, calculated by multiplying the occupancy by the average daily rate.

(4)	Total revenue per occupied room is calculated by adding the average daily rate and other revenue per occupied room.

(5)	Great Lakes purchased this property in November 1999.

(6)	Our Wisconsin Dells property also features 77 condominium units currently under construction.

(7)	Prior to May 2004, we operated this resort as a Great Bear Lodge.

(8)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(9)	Our Blue Harbor Resort also features 64 individually owned two and four bedroom condominium units.

(10)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort for ten years after opening. We have agreed to enter into a management agreement, pursuant to which we expect to operate the resort on behalf of Ripley’s for five years, and a central reservation services agreement. In conjunction with this project, we expect to receive a one-time construction fee and ongoing license, central reservation services and management fees.

      Northwoods Lodge Theme. Each of our Great Wolf Lodge resorts has a northwoods lodge theme, with a rustic log exterior and cultured stone veneer that provides a dramatic and authentic log cabin appearance. Our three-story, approximately 5,000 to 7,800 square-foot atrium lobbies are designed in a northwoods cabin motif with exposed timber beams, massive stone fireplaces, mounted wolves and other northwoods creatures, Native American art and an animated two-story clocktower that provides theatrical entertainment for our younger guests. Throughout the common areas and in each guest suite, we use sturdy, rustic furniture that complements the northwoods theme. We believe that this consistent theme throughout our resorts creates a comfortable and relaxing environment and provides a sense of adventure and exploration that the entire family can enjoy.
      Guest Suites. All of our guest suites are themed luxury suites ranging in size from approximately 385 square feet to 1,900 square feet. Substantially all of our rooms also include a private deck or patio. Our resorts offer up to nine room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to six people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin Suites that feature a log cabin bunk bed room, our Wolf Den Suites that feature a themed den enclosure with bunk beds and our KidKamp Suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suite, which has a separate bedroom with a king bed, a large dining and living area and can accommodate up to eight people. Our guest suites have wallpaper, artwork and linens that continue the northwoods theme and provide for full room service, pay-per-view movies and pay-per-play video games.
      Indoor Waterparks. Our existing Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 43,000 square feet and have a northwoods, totemic theme, including four-story totem poles, decorative rockwork and plantings, all of which is contained in a five-story wooden beam structure. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse water fort. The fort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our Blue Harbor Resort has a 43,000 square-foot Breaker Bay waterpark including our 12-level Lighthouse Pier water fort featuring a 1,000 gallon tipping ship. Our waterparks also feature high-speed body slides and inner tube waterslides that wind in and out of the building into a splash-down pool, smaller slides for younger children, zero-depth water activity pools for small children with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and two large free-form hot tubs, one of which is for adults-only. Each waterpark is constructed with a special nonslip floor surface for maximum traction and has ample deck space and good sight lines to enhance parental oversight. Our resorts under construction will have indoor waterparks ranging in size from approximately 55,000 to 82,000 square feet with additional attractions such as wave pools and water rollercoasters.
      Approximately one million gallons of water are cycled through each of our waterparks every hour in order to ensure cleanliness. Our primary operating equipment includes standard water pumps, tanks and filters, located in separate spaces to allow for quick repairs or replacement. The water and air quality of our waterparks is continuously monitored by computerized water and air treatment systems and highly trained technicians in order to ensure a clean and safe environment. We seek to minimize the use of chlorine. Most of the water purification is performed by an advanced ozone water treatment system, which ensures the highest water quality and an absence of the typical chlorine odor found in indoor pools. In addition, the water within each area circulates every hour to maximize hygiene. Each waterpark area has its own water system so that a problem with any one area can be quickly contained and does not affect the operations of the rest of the waterpark.
      We expect recurring annual capital expenditures for each resort to be approximately 3-4% of the resort’s revenues, including the repair and maintenance of our waterpark equipment. As much of the equipment used in our waterparks is designed for outdoor application and capable of withstanding intense physical use and the elements year-round, wear and tear is minimal and we believe our equipment has a long useful life. In addition, our water purification system minimizes airborne chemicals and their potentially corrosive effects on materials and equipment and helps extend the life of our equipment.
      The safety of our guests is a primary focus in our waterparks. Our lifeguards receive one of the highest levels of training and certification in the industry, provided by Jeff Ellis & Associates, Inc., an international aquatic safety consulting company. Ellis & Associates conducts quarterly unannounced safety inspections at each of our resorts to ensure that proper safety measures and procedures are maintained. All of our on duty lifeguards perform daily training exercises under the supervision of a certified instructor. We also encourage our lifeguards to obtain EMT certification, and we reimburse them for the costs of the training.
      Our indoor waterparks are open from 8:30 a.m. until 10:00 p.m. seven days a week and admission is generally only available to resort guests. Our general guests-only policy, at all of our resorts other than our Sheboygan resort, allows our guests to avoid the long lines and other inconveniences of daily admission-based waterparks.
      Amenities. Each of our existing resorts features, and each of our resorts under construction will feature, a combination of the following amenities. Our Blue Harbor resort amenities have similar appropriate nautical-themed names.

•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grill, with a life-sized sea plane suspended over the dining area, Lumber Jack’s Cook Shanty, the Loose Moose Bar & Grill, and the Camp Critter Bar & Grille, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grille and Rusty Anchor Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts, with the exception of our Sandusky resort, has a Bear Claw Café ice cream shop and confectionery that provides sandwiches, Starbucks® coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterparks.

•	Gift Shop. Each of our resorts has a Buckhorn Exchange or Precious Cargo gift shop that provides unique themed gifts, including Great Wolf Lodge logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Aveda concept or Cameo spa that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments, as well as yoga classes and a wide selection of Aveda products. We intend to add an Aveda concept spa to our Sandusky Great Wolf Lodge resort.

•	Game Arcade. Our Youkon Jack’s or Northern Lights game arcades range in size from approximately 3,900 to 7,000 square feet, have over 70 games of skill and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Club. Our Cub Club rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Cub Club is a frequent guest program for our younger guests. Cub Club membership is open to all children who have stayed at one of our resorts and includes a periodic newsletter, exclusive offers, rewards for each stay and a free meal and dessert when members visit during their birthday month. We currently have more than 10,000 Cub Club members. Our Blue Harbor Resort features a Crew Club frequent guest program and activities that are similar to our Cub Club.

•	Animated Clocktower. Each of our Great Wolf Lodge resorts, with the exception of our Sandusky resort, has a two-story animated clocktower located in the resort’s main atrium lobby. The clocktower provides daily theatrical entertainment through talking and singing trees, animals and northwoods figures. Our Blue Harbor Resort features a 2,000 gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September. Our Wisconsin Dells resort also has outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment and weight-lifting machines with numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting rooms ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City resort.

•	Conference Facility. Our Blue Harbor Resort features an approximately 21,000 square-foot attached conference facility that provides spaces ranging from approximately 1,000 square feet to 10,000 square feet for a number of different types of conferences and conventions.

•	Biko’s 3D Theatre. Our 3D theatres, located at our Wisconsin Dells and Traverse City resorts, provide a 12-minute virtual reality adventure for children and their parents.

•	Wiley’s Woods. Wiley’s Woods is an interactive indoor live video game in a four-story, approximately 16,000 square-foot structure located at our Wisconsin Dells resort. Children ages three and older wear electronic wrist bands and gain points by navigating slides, bridges, nets and mazes and performing a variety of tasks on over 60 machines and gadgets. Admission to Wiley’s Woods is free for all resort guests and is open to the public for a fee of $6 for children and $9 for adults, with free admission for children under the age of three.
Operating Properties
      Our operating resorts are currently located in Wisconsin Dells, Wisconsin; Sandusky, Ohio; Traverse City, Michigan; Kansas City, Kansas; and Sheboygan, Wisconsin.

Great Wolf Lodge of Wisconsin Dells, Wisconsin
      Our Great Wolf Lodge, located on 25 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by Great Lakes in 1999.
      Wisconsin Dells is a renowned family vacation destination that features a number of entertainment options, including amusement parks, museums, live entertainment and other indoor waterparks. According to its Visitor and Convention Bureau, the Wisconsin Dells area attracts over two and a half million visitors each year and in 2003 attracted over $840,000 of vacation-related expenditures. Wisconsin Dells is within a one-hour drive from Madison, Wisconsin; a two-hour drive from Milwaukee, Wisconsin; and a three and one-half hour drive from Chicago, Illinois. According to Third Wave Research, there are approximately 16.0 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Wisconsin Dells has 309 guest suites and an approximately 38,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including a themed restaurant, Loose Moose Bar & Grill, Bear Claw Café ice cream shop and confectionery, Youkon Jack’s game arcade, Buckhorn Exchange gift shop, full-service Aveda concept spa, Wiley’s Woods, Biko’s 3-D virtual reality adventure theater and meeting rooms. The resort also includes non- revenue-generating amenities, such as an animated two-story clocktower, Cub Club room and Iron Horse fitness center. In September 2004, we began construction of 77 condominium units. In connection with this project, we intend to expand our indoor waterpark accordingly, which we expect would be complete in 2005. In Summer 2005, we expect to begin construction on enhancements to our indoor waterpark at this resort to add a wave pool and other new attractions.

Great Wolf Lodge of Sandusky, Ohio
      In March 2001, we opened our Great Bear Lodge in Sandusky, Ohio, which has the same theming as each of our Great Wolf Lodge resorts and was re-named the Great Wolf Lodge of Sandusky in May 2004. Sandusky is a family destination near Cleveland, Ohio that is well known for its amusement parks. According to the Sandusky/ FIB Erie County Visitors and Convention Bureau, Sandusky attracts approximately seven million visitors each year. Sandusky is within a one-hour drive from Cleveland, Ohio; a two-hour drive from Detroit, Michigan; a two and one-half-hour drive from Columbus, Ohio; and a three-hour drive from Pittsburgh, Pennsylvania. According to Third Wave Research, there are approximately 23.7 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Sandusky is located on approximately 15 acres and has 271 guest suites and an approximately 34,000 square-foot indoor waterpark that includes our signature treehouse water fort, tube slides, body slides, hot tubs and a lazy river. The resort offers a number of revenue-enhancing amenities, including our Gitchigoomie Grill and Lumber Jack’s Cook Shanty themed restaurants, Northern Lights game arcade, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non-revenue-generating amenities such as our Cub Club room and Iron Horse fitness center.

Great Wolf Lodge of Traverse City, Michigan
      In March 2003, we opened our Great Wolf Lodge in Traverse City, Michigan. Traverse City is a traditional family vacation destination with skiing and lake activities. According to the Traverse City Convention and Visitors Bureau, Traverse City attracts approximately two million visitors each year. Traverse City is within a three-hour drive from Grand Rapids, Michigan and the Saginaw/ Flint, Michigan area and a four-hour drive from Detroit, Michigan. This resort also draws guests from Northern Indiana and Ohio. According to Third Wave Research, there are approximately 7.6 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Traverse City is located on approximately 48 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse fort and Howling Wolf family raft. The resort offers a number of revenue-enhancing amenities, including our Camp Critter Bar & Grille and Loose Moose Cottage themed restaurants, Northern Lights game arcade, full-service Aveda concept spa, Bear Claw Café ice cream shop and confectionery, Biko’s 3D virtual reality adventure theater, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non-revenue-generating amenities such as our animated two-story clocktower, Cub Club room and Iron Horse fitness center.

Great Wolf Lodge of Kansas City, Kansas
      In May 2003, we opened our Great Wolf Lodge in Kansas City, Kansas as part of the Village West tourist district that includes a Cabela’s superstore, Nebraska Furniture Mart and the Kansas Nascar Speedway. According to the Kansas City Convention and Visitors Bureau, Kansas City attracts approximately five million visitors each year. Kansas City is within a one-hour drive from Topeka, Kansas; a two and one-half hour drive from Jefferson City, Missouri; and a three-hour drive from Lincoln, Nebraska. According to Third Wave Research, there are approximately 7.0 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Kansas City is located on approximately 17 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including our Camp Critter Bar & Grille themed restaurant, Bear Claw Café ice cream shop and confectionery, full-service Aveda concept spa, Northern Lights game arcade, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non-revenue-generating amenities such as our animated two-story clocktower, Cub Club room and Iron Horse fitness center.

Blue Harbor Resort of Sheboygan, Wisconsin
      In June 2004, we opened our Blue Harbor Resort on an approximately 12-acre property on the shores of Lake Michigan in Sheboygan, Wisconsin. Sheboygan is a traditional family vacation destination featuring lake activities and golf. Due to the nature of Sheboygan as a family vacation destination on the water, we decided that a nautical theme would be more appropriate than our typical northwoods lodge theme. This resort is modeled after a grand beach resort and decorated in a manner consistent with that theme, including a nautical themed lobby and specialty rooms such as the KidAquarium Suite with bunk beds surrounded by walls of deep blue sea and schools of fish and the Boathouse Suite with rowboat bunk beds. According to the Sheboygan Convention and Visitors Bureau, visitors to Sheboygan spent approximately $260,000 in 2002. Sheboygan is within a one-hour drive from Milwaukee and Green Bay, Wisconsin; a two-hour drive from Madison, Wisconsin; a three-hour drive from Chicago, Illinois; and a four-hour drive from Dubuque, Iowa. According to Third Wave Research, there are approximately 18.4 million people who live within 180 miles of the resort.
      Blue Harbor Resort has 183 guest suites, with an additional 64 individually-owned, two and four bedroom condominium units located adjacent to the resort, and an approximately 43,000 square-foot Breaker Bay indoor waterpark with a 12-level Lighthouse Pier water fort. The resort offers a number of revenue-enhancing amenities, including our nautical-themed On the Rocks Bar & Grille and Rusty Anchor Buffet restaurants, Sweetshop Landing ice cream shop and confectionery, full-service Aveda concept spa, Northern Lights game arcade and Precious Cargo gift shop. This resort also has an approximately 21,000 square-foot attached conference facility capable of seating 1,000 people. The resort offers non-revenue-generating amenities such as our 2,000 gallon hand-blown glass water fountain featuring a music and light show, Crew Club for kids and Ship Shape Place fitness center. Admission to the indoor waterpark is available to residents of Sheboygan County for a fee. We currently manage the rental of substantially all of the condominium units at this resort. We receive a rental management fee of approximately 40% of net room revenue after the deduction of certain expenses. In addition, we receive reimbursement of certain waterpark expenses through the condominium association.
Properties Under Construction

Great Wolf Lodge of Williamsburg, Virginia
      In December 2003, we began construction of our Great Wolf Lodge in Williamsburg, Virginia on a 83-acre site. Williamsburg is a popular family vacation destination with amusement parks and waterparks and other entertainment attractions. Williamsburg is a one-hour drive from Richmond, Virginia; a two and one-half-hour drive from Washington, D.C.; a three-hour drive from Baltimore, Maryland and a three and one-half-hour drive from Raleigh, North Carolina. According to Third Wave Research, there are approximately 16.7 million people who live within 180 miles of the resort.
      The resort will occupy approximately 36 acres of the site. We may sell up to 11 acres of the excess land as out-lots and plan to retain the remaining acreage to support future expansion of the resort.
      Upon completion, Great Wolf Lodge of Williamsburg will have 301 guest suites and an approximately 55,000 square-foot indoor waterpark that includes our signature treehouse water fort. We are constructing a relatively large indoor waterpark in Williamsburg because we believe that the demand for this resort will support an expansion, including an additional number of rooms, over the next several years. The resort will offer a number of revenue-enhancing amenities, including themed restaurants, a full-service Aveda concept spa, game arcade, Bear Claw Café ice cream shop and confectionery, gift shop and approximately 7,000 square feet of meeting rooms. The resort will also include non-revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center. We anticipate that this resort will open in late March 2005.

Great Wolf Lodge of the Pocono Mountains
      In April 2004, we began construction of a Great Wolf Lodge in the Pocono Mountains on a 95-acre site near Stroudsburg, Pennsylvania. The Pocono Mountains area is a popular family vacation destination featuring family-oriented attractions and recreational activities. According to the Official Convention and Visitors Bureau of Pennsylvania’s Pocono Mountains, the Pocono Mountains region attracts approximately three million visitors each year. The resort will be located within a one and one-half-hour drive from New York, New York; a two-hour drive from Philadelphia, Pennsylvania; a three and one-half hour drive from Baltimore, Maryland and a four-hour drive from Washington, D.C. According to Third Wave Research, there are approximately 43.6 million people who live within 180 miles of the resort.
      Upon completion, Great Wolf Lodge of the Pocono Mountains will have 400 guest suites and an approximately 78,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort will offer a number of revenue-enhancing amenities, including a themed restaurant and bar and grille, full-service Aveda concept spa, game arcade, gift shop and approximately 7,900 square feet of meeting rooms. The resort will also include non-revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center. We anticipate that this resort will open in the fall of 2005.

Great Wolf Lodge of Niagara Falls, Ontario
      In January 2004, Great Lakes entered into a license agreement with Ripley’s that authorizes Ripley’s to develop and operate a Great Wolf Lodge resort in Niagara Falls, Ontario. In addition, the agreement allows Ripley’s to use certain licensed trademarks, such as “Cub Club,” “KidCabin,” “Wiley’s Woods” and “Great Wolf Lodge.” The term of the license agreement is ten years, with the possibility of up to four successive five-year automatic renewals. Under the license agreement, Ripley’s is required to pay a monthly license fee, a brand marketing fee that we are obligated to contribute to a marketing program and a fee related to furniture, fixtures and equipment start-up costs. We may terminate the license agreement at any time, upon notice, if Ripley’s fails to meet its material obligations under the agreement. These obligations require Ripley’s to meet payment obligations in a timely manner, maintain and operate the resort in a manner consistent with our operating standards and obtain our approval prior to the use of any of our licensed trademarks. In addition, these material obligations restrict Ripley’s to selling only products, goods and services that we approve and from developing or managing a hotel with an indoor waterpark within the United States until, at the earliest, January 2016.
      We have also entered into a construction consulting agreement in connection with Ripley’s construction of the resort. Under the agreement, we are providing construction management and consulting services for a fee. In addition, we are currently negotiating a management services agreement and a reservation system agreement for this resort under which we will manage the resort and provide central reservation systems services.
      Ripley’s began construction of the Niagara Falls resort in September 2004. Niagara Falls is a popular family vacation destination. According to the City of Niagara Falls, Ontario website, Niagara Falls attracts over 14 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; and a two and one-half-hour drive from Syracuse, New York. Pursuant to the management services agreement, we will operate the resort once it is completed.
      Upon completion, Great Wolf Lodge of Niagara Falls will have 404 guest suites with an approximately 82,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including themed restaurants, ice cream shop and confectionery, full-service Aveda concept spa, game arcade, gift shop and meeting space. The resort will also include non-revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center. We anticipate that this resort will open in the Spring of 2006.

Business and Growth Strategies
      Our primary business objective is to increase long-term stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to:

•	Increase Total Resort Revenue. We intend to increase total resort revenue by increasing:

•	Average Room Rate: We plan to increase our average room rate over time by driving demand for our resorts and focusing on yield management techniques. We intend to increase demand through aggressive sales and marketing and increased visibility and by enhancing our brand image. We plan to employ our yield management techniques to project demand in order to effectively direct our sales and marketing efforts and selectively increase room rates. We believe that our focus on optimizing the relationship between room rates and occupancies will allow us to maximize profitability.

•	Average Occupancy: We intend to maintain high occupancy levels during peak times and will focus on increasing our off-peak occupancies. Our off-peak occupancy levels generally occur in May, September and during the middle of the week. Our occupancy levels are affected by school calendars, with the summer months, spring break period and other school holidays achieving the highest occupancy levels. We will continue to seek to improve off-peak occupancy levels by holding special events and targeting group sales and conferences.

•	Other Revenue: We provide our guests with a self-contained vacation experience and attempt to capture a significant portion of their spending on food and beverage, entertainment and merchandise. Each Great Wolf Lodge generally contains at least one themed restaurant, an ice cream shop and confectionery, snack shop, an Aveda concept spa, gift shop and game arcade. The average non-room revenue, including the revenue from these amenities, was approximately $95 per occupied room night for the year ended December 31, 2004. By providing these additional revenue-generating amenities, we seek to maximize the amount of time and money spent on-site by our guests. We have also entered into a number of co-marketing agreements with strategic partners and will enter into additional co-marketing agreements in the future in order to increase other revenue.

•	Leverage Our Economies of Scale. We will take advantage of the following economies of scale:

•	Increased Purchasing Power: We intend to capitalize on our increased purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. As the number of resorts we own and operate increases, we expect to be able to leverage our increased buying volume and power to obtain more advantageous and predictable pricing on commodity goods and services. In addition, we intend to manage increases and fluctuations in the cost of electricity, water and natural gas for each of our resorts by entering into volume-based contracts.

•	Centralized Services: By centralizing certain of our services, we will focus on decreasing our per unit costs, increasing our control over those services and be in a position to deliver a greater quality of service to our customers. For example, our central reservations call center operates every day of the year, has approximately 75 full and part-time employees and accepts reservations for all of our resorts. The call center also has the capacity to efficiently handle high call volumes and will require only limited additional incremental costs over the next several years as we increase our portfolio of resorts.

•	Build Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our captivating northwoods log cabin exterior, to our Native American totemic waterpark theme and signature treehouse water fort, to our mascots and recognizable logos and merchandise. We believe we have fostered strong customer and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

      Our primary external growth strategies are to:

•	Capitalize on First-Mover Advantage. We intend to be the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets. We intend to continue to leverage our development expertise, existing platform and model and our access to capital to take advantage of the significant barriers to entry associated with the development of large family entertainment resorts with indoor waterparks like our Great Wolf Lodge resorts. We will seek to set the standard for quality, build on visible sites and capitalize on the opportunity to be located near other popular local attractions that draw our target customers. We believe that the combination of our first mover advantage and the significant barriers to entry in our target markets provide us with a competitive advantage.

•	Focus on Development and Strategic Growth Opportunities. Family entertainment resorts featuring indoor waterparks are a relatively new concept and a growing segment of the resort and entertainment industries. We intend to focus on this growth opportunity by:

•	Building in Target Markets: We intend to develop and open at least two new owned resorts each year for the next several years. We have already identified potential development locations in 12 to 14 of these target markets that meet our other criteria for successful development. We are in negotiations for sites in six of these markets that, if appropriate, will provide ample land for us to expand or sell out-lots in the future for complementary uses. A new resort, from market selection to opening, can take over four years to develop and build. We believe that our experience will enable us to more efficiently develop and build new resorts in our target markets.

•	Licensing Our Resort Concept Internationally: We plan to selectively seek licensing and management opportunities internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we intend to enter into license and management agreements with reputable companies that have local market knowledge in order to increase revenues and expand the reach of our Great Wolf Lodge brand.

•	Forming Strategic Partnerships: We will consider strategic partnerships on a selective basis. For example, we have had discussions with several established companies that control superior sites in certain of our target markets and have indicated an interest in jointly developing a Great Wolf Lodge at or near one of their existing entertainment venues.

•	Expanding and Enhancing Existing Resorts: We intend to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending to certain of our resorts and meet our target returns, including non-water based attractions. We also intend to pursue incremental revenue-generating opportunities, such as expanding the number of rooms and adding condominium units at certain of our resorts. In addition, we will consider adding conference centers at existing resorts to capture convention and other business travel revenue.

•	Continue to Innovate. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention.
Our Competitive Strengths
      We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in the United States. Our competitive strengths include:

•	Unforgettable Family Resort Experience. Each of our resorts provides a welcome opportunity for families to spend quality time together, relax and reconnect. In addition to our indoor waterparks, our resorts provide other activities and amenities that the entire family can enjoy together. Our family amenities and activities include themed restaurants, a game arcade, ice cream shop and confectionery, gift shop, snack shop, animated clocktower and fireside bedtime stories. We also have amenities and activities tailored to each member of the family, including our full-service Aveda concept spa, Cub Club for kids and fitness room. Our resorts also offer special events, including seasonal and holiday activities, wild animal and nature educational programs and other special events. We believe that our focus on delivering an unforgettable family resort experience appeals to our target customers and results in repeat visits and referrals. For the year ended December 31, 2004, we generated approximately 48% of our room revenue from repeat visitors and referral guests.

•	Value, Comfort and Convenience. Guest rooms at each of our resorts are spacious and comfortable suites that generally range in size from approximately 385 square feet to 1,900 square feet and include a wet bar, microwave, refrigerator and dining and sitting area. Many of the suites have specific themes that are geared toward enhancing our younger guests’ experience, including our KidCabin® and Wolf Den Suites, which have a partitioned room with bunk beds designed as log cabins and northwoods forest dens, respectively. All of our resorts are within a convenient driving distance of our large target customer bases. Because our indoor waterparks and our other amenities generally are not impacted by weather conditions, we offer our guests a reliable experience. On average, a two-night stay at our resorts costs a family of four approximately $600, making it a very affordable family vacation option.

•	Favorable Market Trends. We believe recent vacation trends favor our Great Wolf Lodge concept as the number of families choosing to take shorter, more frequent vacations that they can drive to has increased over the past several years. We believe that these trends will continue and that we are well positioned to take advantage of them. We believe our resorts are less affected by changes in economic cycles, as drive-to destinations are less expensive and more convenient than destinations that require air travel. In addition, we have identified over 50 markets in the United States that, according to Third Wave Research, each have populations in excess of five million people located within a convenient driving distance.

•	Market Presence and Barriers to Entry. We are the largest owner and operator of family entertainment resorts with indoor waterparks in the United States based on the number of resorts in operation. We believe this market presence gives us a significant competitive advantage in attracting guests and efficiently developing additional resorts. We believe our closest competitor has one operating themed indoor waterpark resort and another under construction. In addition, we believe the significant barriers to entry present in our industry segment, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a difficult, multi-year permitting process, discourage other companies in the lodging and entertainment industries from developing similar family entertainment resorts. A new Great Wolf Lodge resort typically takes from one to three years to develop, which includes market selection, site selection and permitting, an additional 15 to 18 months to build and costs approximately $65,000 to $95,000.

•	Focus on Safety. We invest heavily in safety measures in the design and operation of our resorts. For example, we specifically design our waterparks with attention to sightlines and safety precautions and use one of the most respected training methods in the water safety industry to train each of our lifeguards. We design and construct our indoor waterparks with state-of-the-art air quality and water treatment systems. We also maintain and periodically upgrade our facilities to ensure that we provide our guests with best-in-class safety measures and systems.

•	Experienced Management Team and Committed and Motivated Staff. Our senior management team has an average of approximately 14 years of experience in the hospitality, family resort and real estate development industries and has significant expertise in operating complex, themed, family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including a pleasant and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb customer experience and personally assuring that our guests fully enjoy their family vacation.

Industry Overview
      We operate in the family entertainment resort segment of the travel and leisure industry.
      The concept of a family entertainment resort with an indoor waterpark was first introduced in Wisconsin Dells, Wisconsin and has evolved there over the past 15 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept, including the Wilderness Hotel & Golf Resort, Treasure Island, Raintree Resort, Kalahari and the Great Wolf Lodge (formerly known as the Black Wolf Lodge), which Great Lakes purchased in 1999.
      We believe that these properties, which typically are themed and include other resort features such as arcades, retail shops and full food and beverage service in addition to the indoor waterpark, have historically outperformed standard hotels in the market. According to United States Realty Consultants, Inc., or USRC, the six largest waterpark resorts in the Wisconsin Dells had a premium of 15 occupancy points and an ADR premium of $110 in 2003 as compared to the franchised non-waterpark hotels in the market. We believe that the rate premiums and increased market share in the Wisconsin Dells for hotels and resorts with some form of an indoor waterpark can be attributed to several factors, including the ability to provide a year-round vacation destination without weather-related risks, the wide appeal of water-based recreation and the favorable trends in leisure travel discussed below. Although the rate premiums and increased market share in Wisconsin Dells have been significant, no operator or developer other than Great Lakes has established a regional portfolio of family entertainment resorts featuring indoor waterparks.
      No standard industry definition for a family entertainment resort featuring an indoor waterpark has developed. A recent USRC survey identified a total of 45 hotels with indoor waterpark facilities in the United States and Canada, of which 17 meet USRC’s definition of an indoor waterpark destination resort. We do not believe that the non-destination resorts in the USRC survey offer a comparable experience and quality level to compete with our resorts. Most of our resorts are located in well-established, traditional drive-to family vacation destinations, which allows us to leverage the popularity of these destinations by offering a complementary entertainment option to existing venues and a high-quality family resort alternative. In addition, many of these destinations offer beaches, theme parks, waterparks, amusement parks and many other forms of outdoor activities that are only available on a seasonal basis. Within our enclosed resort environment, our guests can enjoy a total resort experience year round, regardless of weather conditions.
      We believe there are characteristics of the domestic travel and leisure industry that indicate families favor frequent, short, drive-to vacations. According to the Travel Industry Association of America, or TIA, from 1994 to 2003 the number of domestic leisure trips taken by families grew from approximately 96 million trips in 1994 to 154 million trips in 2003. In 2003, approximately 45% of leisure trips lasted one to two nights. The primary mode of transportation for 77% of the overnight leisure trips in 2003 was by automobile. We believe these statistics provide evidence that our segment of the travel and leisure industry has strong demand characteristics that make our family entertainment resorts attractive to leisure travelers. As a result, we expect these demand characteristics to continue to support the expansion of the indoor waterpark concept. According to USRC, the indoor waterpark resort concept is expanding outside of its traditional base in Wisconsin Dells, Wisconsin.
Resort Operations
      Each resort employs a general manager who is responsible for the operations of the particular resort and who typically has 20-25 years of experience in the hospitality or family entertainment industry. Our general managers oversee a staff of approximately 300 resort employees and are assisted by an assistant general manager and directors for each of human resources, food and beverage, housekeeping, aquatics, maintenance, sales and marketing and front office. A corporate-level liaison for each department ensures consistency throughout our resorts while allowing a particular resort to tailor its operations to best meet the needs of its guests.

      Prior to assuming responsibility for a resort, general managers and assistant general managers undergo a management training program designed to familiarize each trainee with various facets of our management, operations and development programs. The program also emphasizes our guest service policies and provides hands-on operating experience at the resort level. Our management training program is intended to train assistant managers to become future general managers.
      We strive to provide our guests with a fun and convenient experience in a warm and family-friendly environment from the first day a new resort opens. To achieve this, a team of experienced management members from our existing resorts, along with corporate liaisons, begins training personnel at our new resorts one month prior to a resort’s opening and is on site at the new resort for a month after opening. We believe that this process ensures that the opening of a new resort is efficient and that our culture of high quality and friendly customer service is carried over to our new resorts, including our guests’ interactions with our front desk, housekeeping, waterpark, restaurant and other staff members. In addition, we train our maintenance personnel to minimize any operational problems that occur during the opening of a new resort, including the operation of our waterparks. We believe that these efforts help to minimize any problems associated with opening a new resort and give our first guests a favorable, memorable experience that will build brand loyalty.

Training and Development
      We believe that our ability to provide a warm family atmosphere where families can relax, play and reconnect begins with our people and their ability to deliver quality customer service. We seek to recruit, train and retain employees who will make sure that our guests enjoy their stay, and we seek to promote from within our company. Each new resort employee undergoes a week-long orientation program and is paired with a more veteran employee for a month so that the new employee can learn more about our resorts, our culture and how we strive to provide the best possible customer service. Our employees are invested in our success and focused on ensuring a memorable experience for each of our guests. We believe that our high level of customer service sets us apart and promotes valuable referrals and repeat visits.

Sales and Marketing
      We place a significant emphasis on the sales and marketing of our unique, family-focused resorts. We work together with a third-party consulting firm to analyze the demographics of our markets and to identify potential guests for targeted marketing, both within our primary market areas and beyond those areas to attract occasional or seasonal travelers. We market to these potential customers through a combination of television, radio, newspaper and direct mail advertising, including advertising through local chambers of commerce and convention and visitors bureaus. We also rely upon repeat guests and guest referrals, as well as brand recognition and the visibility of the resorts themselves, which are located along major highways in high traffic areas. In addition, our engaging website offers detailed information about our resorts, including virtual tours and room layouts.
      For new resorts, our marketing efforts begin before construction commences and we establish sales offices to generate advance bookings. Reservations may be made at our resorts, through our web site or through our central reservations call center. Our call center and highly trained staff allow us to offer consistent specials throughout our resorts, better track room occupancy levels and room rates and handle the high volume of calls that are usually associated with the opening of a resort.
      We maintain an in-house sales force and graphic arts department comprised of 10 employees. Our experienced staff develops products and promotions for use in merchandising and marketing promotions. We also engage in cross-marketing, promotions and co-marketing arrangements with major vendors. We have received numerous awards for our general advertising, website, print media, radio commercials and sales presentations.
      We have developed Cub Club, a frequent guest program for children. Membership is available to all children who have stayed at one of our resorts. The benefits of the program include coupons and other incentives, a periodic newsletter, access to the Cub Club activity rooms at each of our resorts and special offers to children who visit during their birthday month. Our Blue Harbor Resort features a Crew Club program for children similar to the Great Wolf Lodge resorts’ Cub Club.

Maintenance and Inspections
      Each of our resorts has an aquatics manager who is trained in all aspects of water quality and safety. Our waterparks are frequently inspected by on-site maintenance personnel. These inspections include safety checks of the equipment in the waterpark, as well as analyses of water and air quality. Our water quality levels are constantly monitored and tested by computers and by a full-time aquatics maintenance engineer, who works with an additional assistant during our busiest months. Our air quality system is designed to minimize humidity and moisture build-up, which materially reduces maintenance costs. Furthermore, we use Ellis & Associates as water safety consultants at our resorts in order to train lifeguards and audit safety procedures.
      Our senior management and the individual resort personnel evaluate the risk aspects of each resort’s operation, including potential risks to the public and employees and staff. Each resort has six full time maintenance employees on staff that ensure building quality and three fulltime aquatics maintenance employees that ensure the ride safety and air and water quality inside the resort’s indoor waterpark. We use a state of the art filtration system and ozonators to balance the water and air quality within the waterpark in order to accommodate fluctuating quantities of visitors.
Development Criteria
      We choose sites for the development of new resorts based upon a number of factors, including:

•	Large target customer base. We select development sites that generally have a minimum of five million target customers within a convenient driving distance. Because we offer an affordable vacation experience, we appeal to families in a variety of income ranges.

•	Recognized tourist destination. We focus on drive-to destinations that attract a large number of tourists, including traditional family vacation markets. We believe we can charge premium rates in these markets due to the high quality of our resorts and our family-oriented amenities and activities. In addition, the indoor nature of many of our amenities and activities allows us to reduce the impact of seasonality that negatively affects other attractions in these areas. These areas also often have active and effective local visitors and convention bureaus that complement our marketing and advertising efforts at little or no cost to us.

•	Highly visible and large sites. We develop resorts in highly visible locations along major roadways. Visibility from highways enhances easy drive-to access, provides marketing benefits due to high volumes of traffic and often produces synergies from adjacent land uses or complementary developments. We generally choose sites that have enough acreage to allow for potential expansions and future sales of out-lots.
      Based upon these criteria, we have identified over 50 markets that have populations of at least five million people located within a convenient driving distance. We have already identified potential development locations in 12 to 14 of these target markets that meet our other criteria for successful development. We are in negotiations for sites in six of these markets. In addition, our licensee, Ripley’s, is developing a Great Wolf Lodge in Niagara Falls, Ontario that we will operate pursuant to our license and management agreement with Ripley’s.
      Once we have identified a market that meets our development criteria, we search for potential sites, which may be difficult to find in some areas. We then perform initial analyses of the permitting process and access to utilities, before acquiring a sufficient amount of land from one or more landowners. Based upon the target customer base of the market, we develop initial specifications for the resort, such as the number of guest suites and size of the indoor waterpark and other amenities. We also formally begin the potentially lengthy and difficult process of obtaining the necessary approvals and permits from the appropriate local governmental bodies, including the necessary water rights and environmental permits. Once the permitting process is complete, we secure financing for the project and begin construction on the resort. This overall development process typically takes from two and one-half to four years.
Our Customers
      Our target customer base consists of families with children ranging in age from 2 to 14 years old who live within a convenient driving distance from our resorts. We believe that most families choose our resorts either for taking a primary vacation during the year or for weekend or holiday getaways. According to research conducted by Third Wave Research at our Wisconsin Dells and Sandusky resorts, families choosing us as their primary vacation destination account for approximately 60% of our annual room nights and approximately 40% of our total revenue, while families choosing us for weekend and holiday getaways account for approximately 25% of our annual room nights and approximately 30% of our total revenue. Although we have not had studies performed at our other resorts, we believe our other resorts would have similar statistics.
      In addition, meeting facilities at our resorts allow us to attract other types of customers, such as small companies, business groups and social clubs. We believe that the 21,000 square foot conference center located at our Sheboygan resort will allow us to attract larger companies and industry groups to that resort.
Competition
      Our resorts compete with other forms of family vacation travel, including theme parks, waterparks, amusement parks and other recreational activities, including other resorts located near these types of attractions. Our business is also subject to factors that affect the recreation and leisure and resort industries generally, such as general economic conditions and changes in consumer spending habits. We believe that the principal competitive factors of a family entertainment resort include location, room rates, name recognition, reputation, the uniqueness and perceived quality of the attractions and amenities, the atmosphere and cleanliness of the attractions and amenities, the quality of the lodging accommodations, the quality of the food and beverage service, convenience, service levels and reservation systems.
      A recent US Realty Consultants, Inc. (USRC) survey identified 24 existing properties in the United States and Canada meeting their definition of an indoor waterpark destination resort that are currently open and 14 additional destination resorts expected to open in 2005. Two additional waterparks are identified as under construction and expected to open in 2006 and additional resorts currently in development are considered likely to begin construction in 2005 and open in 2006. Based on the USRC survey, our eight resorts that we expect to be open at the end of 2005 will comprise approximately 21% of the supply of existing destination waterpark resorts in this market segment.
      As a result of our market presence and our management team’s substantial experience, we believe we have an opportunity to capitalize on our first-mover advantage in this industry segment and to achieve significant brand recognition. While we believe that our first-mover advantage is very beneficial to us, it does provide our competitors with an opportunity to monitor our success in our chosen markets. As such, a competitor may choose not to enter one of our markets based on our performance, or may subsequently develop a resort in our markets that is newer, has additional amenities, or offers more, larger or more exciting waterpark attractions than our resorts.
      In most of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. However, in Wisconsin Dells, Wisconsin, where indoor waterparks were first introduced, there are approximately 16 other resorts and hotels with some type of indoor water-related activity or amenity. As a result, we face significant competition from both lower priced unthemed waterparks and larger, more expensive waterparks with thrill rides and other attractions in the Wisconsin Dells market. While the Wisconsin Dells market has a significant number of resorts with indoor waterparks, we believe the competitive landscape in that small, regional market is not representative of the competition we may face as we further expand our portfolio of resorts. The vast majority of indoor waterpark resorts in Wisconsin Dells are family-owned or privately operated businesses that have yet to develop additional resorts outside of Wisconsin Dells. In addition, we believe our ability to compete effectively in this highly competitive market will enable us to more effectively compete in other markets where we may not be the only family entertainment resort.

      We anticipate that competition within some of our markets will increase in the foreseeable future. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts with indoor waterparks, which will compete with our resorts. One of these resorts is being constructed by a competitor in Sandusky and another resort is being constructed by a competitor near Traverse City.
Governmental Regulation
      The ownership and management of our resorts, as well as our development and construction of new resorts, subjects us to comprehensive federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations. In addition, a number of states regulate the permitting and licensing of resorts by requiring registration, disclosure statements and compliance with specific standards of conduct. Our failure to maintain or acquire the requisite licenses, permits and authorizations required by such laws and regulations, as well as any failure on our part to comply with registration, disclosure and standards of conduct required by such laws and regulations could impact the operation, profitability and success of our current resorts or the development, completion and success of any resorts we may develop in the future.
      We believe that each of our resorts has the necessary permits and approvals to operate its business and is in material compliance with all applicable registration, disclosure and conduct requirements. We intend to continue to obtain such permits and approvals for any resorts we may develop in the future or additions or renovations to current resorts and to ensure that such resorts and additions or renovations comply with applicable registration, disclosure and conduct requirements.
      We are also subject to laws and regulations governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could increase our overall labor costs.
      The operation of our waterparks subjects us to state and local regulations governing the quality of the water we use in our waterparks, including bacteriological, chemical, physical and radiological standards. In addition to inspections we conduct on our own, state and local authorities may also conduct inspections of our waterparks to determine our compliance with applicable standards. If we are found to be in violation of such regulations we could be subject to various penalties, including, but not limited to, monetary fines and the temporary closure of our waterparks. Changes in state or local regulations could impose more stringent standards with which we would have to comply.
      We are subject to both federal and state environmental laws and regulations, including laws and regulations governing the discharge of water from our waterparks. Specifically, under the requirements of the Federal Clean Water Act, we must obtain National Pollutant Discharge Elimination System permits from the Environmental Protection Agency or from the state environmental agency to which the permit program has been delegated for discharges into waterways and comply with the permit terms regarding wastewater quality and discharge limits. Such permits must be renewed from time-to-time, as required by regulation and additional capital expenditures for wastewater treatment systems associated with the renewal of our water discharge permits may be required. Importantly, changes in federal or state legislation or regulations could impose more stringent release standards with which we would have to comply. Currently, our development in the Pocono Mountains is our only property subject to such laws and regulations governing the discharge of water and we intend to comply with these laws and regulations as we develop that property.
      As a place of public accommodation, our resorts are subject to the requirements of the Americans with Disabilities Act of 1990, which we refer to as the ADA. As such, our resorts are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our resorts are substantially in compliance with these requirements, we have not conducted an audit or investigation of all of our resorts to determine our compliance. Further, federal legislation or regulations may amend the ADA to impose more stringent requirements with which we would have to comply.

Environmental Matters
      Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our on-going operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations.
      Because we own and operate real property, various federal, state and local laws may impose liability on us for the costs of removing or remediating various hazardous substances, including substances that may be currently unknown to us, that may have been released on or in our property or disposed by us at third-party locations. The principal federal laws relating to environmental contamination and associated liabilities that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act; state and local governments have also adopted separate but similar environmental laws and regulations that vary from state to state and locality to locality. These laws may impose liability jointly and severally, without regard to fault and whether or not we knew of or caused the release. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage or a claim by a governmental entity for other damages, such as natural resource damages. This liability may be imposed on us under environmental laws or common-law principles.
      We obtain environmental assessment reports on the properties we own or operate as we deem appropriate. These reports have not revealed any environmental liability or compliance concerns that we believe would materially adversely affect our financial condition or results of operations. However, the environmental assessments that we have undertaken might not have revealed all potential environmental liabilities or claims for such liabilities. It is also possible that future laws, ordinances or regulations or changed interpretations of existing laws and regulations will impose material environmental liability or compliance costs on us, that the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us or that our guests could introduce hazardous or toxic substances into the resorts we own or manage without our knowledge and expose us to liability under federal or state environmental laws. The costs of defending these claims, complying with as yet unidentified requirements, conducting this environmental remediation or responding to such changed conditions could adversely affect our financial condition and results of operations.
      Some of our resort properties may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or, with respect to tanks on our property, be liable to third parties with respect to the releases.
      On occasion, we may elect to develop properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities, and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, our work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial conditions or results of operations. It is possible, however, that our efforts have not identified all environmental conditions at the property or that environmental conditions and liabilities associated with the property could change in the future.
      Future acquisitions of properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters. In addition, environmental laws, regulations, wetlands, endangered species and other land use and natural resource issues affecting either currently owned properties or sites identified as possible future acquisitions may increase costs associated with future site development and construction activities or business or expansion opportunities, prevent, delay, alter or interfere with such plans or otherwise adversely affect such plans.
Insurance
      We believe that our properties are covered by adequate fire, flood and property insurance, as well as commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. Changes in the insurance market since September 11, 2001 have caused significant increases in insurance costs and deductibles, and have increased the risk that affordable insurance may not be available to us in the future.
      While our management believes that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.
Intellectual Property
      We have registered, applied for the registration of or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including Biko the Bear, Blue Harbor Resort, Boathouse Suite, Breaker Bay, Crew Club, Cub Club, Great Wolf Lodge, Great Wolf Resorts, KidAquarium Suite, KidCabin and Wiley the Wolf in the United States and, where appropriate, in foreign countries. There can be no assurance that we can obtain the registration for the marks where registration has been sought. We are not aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.
Employees
      As of December 31, 2004, we had approximately 120 corporate employees, including our central reservations center employees, and approximately 1,600 resort-level employees, approximately 700 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Offices
      We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 2,500 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia. We believe these facilities are adequate for our current needs.

Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and senior financial officers. It is available in the investor relations section of our website, which is located at www.greatwolfresorts.com. In the event that we make changes to or provide waivers from the provisions of our Code of Business Conduct and Ethics that the SEC requires us to disclose, we intend to disclose these events in the investor relations section of our website.
Risk Factors
      The risk factors set forth below are applicable to Great Wolf Resorts. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks could materially adversely affect, among other things, our business, financial condition and results of operations.
Risk Factors Related to Our Business

We may not be able to develop new resorts or further develop existing resorts on a timely or cost efficient basis, which would adversely affect our growth strategy.
      As part of our growth strategy, we intend to develop additional resorts and to further expand our existing resorts. Development involves substantial risks, including the following risks:

•	development costs may exceed budgeted or contracted amounts;

•	delays in completion of construction;

•	failure to obtain all necessary zoning, land use, occupancy, construction, operating and other required governmental permits and authorizations;

•	changes in real estate, zoning, land use, environmental and tax laws;

•	unavailability of financing on favorable terms;

•	failure of developed properties to achieve desired revenue or profitability levels once opened;

•	competition for suitable development sites from competitors that may have greater financial resources or risk tolerance than we do; and

•	the incurrence of substantial costs in the event a development project must be abandoned prior to completion.
In particular, resort construction projects entail significant risks, including shortages of design and construction expertise, materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference, floods and unanticipated cost increases. There are also a limited number of suppliers and manufacturers of the equipment we use in our indoor waterparks. We may not be able to successfully manage our development to minimize these risks, and there can be no assurance that present or future developments will perform in accordance with our previous developments or our expectations.

We compete with other family vacation travel destinations and resorts.
      Our resorts compete with other forms of family vacation travel, including theme, water and amusement parks and other recreational activities. Our business is also subject to factors that affect the recreation and leisure and resort industries generally, such as general economic conditions and changes in consumer spending habits. We believe the principal competitive factors of a family entertainment resort include location, room rates, name recognition, reputation, the uniqueness and perceived quality of the attractions and amenities, the atmosphere and cleanliness of the attractions and amenities, the quality of the lodging accommodations, the quality of the food and beverage service, convenience, service levels and reservation systems.

      We anticipate that competition within some of our markets will increase in the foreseeable future. A number of other resort operators are developing family entertainment resorts with indoor waterparks that will compete with some or all of our resorts. In particular, one of our current competitors is constructing a resort in the Sandusky market. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.

We may not be able to manage our expected growth, which could adversely affect our operating results.
      Since 1999, we have experienced substantial growth as we have grown from operating one resort to currently owning and operating five resorts with two additional owned resorts scheduled to open in 2005 and a licensed resort that we will manage scheduled to open in 2006. We intend to continue to develop additional resorts and manage additional licensed resorts owned by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

Accidents or injuries in our resorts, particularly in our waterparks, may subject us to liability, and accidents or injuries at our resorts or at competing resorts with waterparks could adversely affect our safety reputation and attendance, which would harm our business, financial condition and results of operations.
      There are inherent risks of accidents or injuries at family entertainment resorts, including accidents or injuries at waterparks, particularly for small children if their parents do not provide appropriate supervision. Despite our emphasis on safety, the lifeguards in our indoor waterparks and our other resort staff cannot prevent every accident or injury. Potential waterpark accidents and injuries include falls, cuts or other abrasions, sickness from contaminated water, injuries resulting from equipment malfunctions and drownings. One or more accidents or injuries at any of our waterparks or at other waterparks could reduce attendance at our resorts, adversely affect our safety reputation among our potential customers, decrease our overall occupancy rates and increase our costs by requiring us to take additional measures to make our safety precautions even more visible and effective.
      If accidents or injuries occur at any of our resorts, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. Our business, financial condition and results of operations would be adversely affected to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

Our predecessor entities have a history of losses and we may not be able to achieve or sustain profitability.
      Our predecessor entities incurred net losses in the period ended December 20, 2004 and in each of the years ended December 31, 2003 and 2002. We cannot guarantee that we will become profitable. Given the increasing competition in our industry and capital intensive nature of our business, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and financial condition.

Our business is dependent upon family vacation patterns, which may cause fluctuations in our revenues.
      Since most families with small children choose to take vacations during school breaks and on weekends, our occupancy is highest on the weekends and during months with prolonged school breaks, such as the summer months and spring break weeks in March and April. Our occupancy is lowest during May and September as children return to school following these prolonged breaks. As a result of these family vacation patterns, our revenues may fluctuate. We may be required to enter into short-term borrowings in slower periods in order to offset such fluctuations in revenues and to fund our anticipated obligations. In addition, adverse events occurring during our peak occupancy periods would have an increased impact on our results of operations.

We may not be able to attract a significant number of customers from our key target markets, which would adversely affect our business, financial condition and results of operations.
      Our strategy emphasizes attracting and retaining customers from the local, or drive-to, markets within a convenient driving distance from each of our resorts. Any resorts we develop in the future are similarly likely to be dependent primarily on the markets in the immediate vicinity of such resorts. There can be no assurance that we will be able to continue to attract a sufficient number of customers in our local markets to make our resort operations profitable. If we fail to do so, our business, financial condition and results of operations would be adversely affected.

Because we concentrate in a single industry segment, we may be adversely affected by a downturn in that industry segment.
      Our assets and operations are concentrated in a single industry segment — family entertainment resorts. Our current strategy is to expand the number of our resorts and improve our existing resorts. Therefore, a downturn in the entertainment, travel or vacation industries, in general, and the family entertainment resort segment, in particular, could have an adverse effect on our business and financial condition.

Changes in consumer spending habits may affect our growth, financial condition and results of operations.
      The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting our growth, financial condition and results of operations.

Increases in operating costs and other expense items could reduce our operating margins and adversely affect our growth, financial condition and results of operations.
      Increases in operating costs due to inflation and other factors may not be directly offset by increased room and other revenue. Our most significant operating costs are our labor, energy, insurance and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control.
      Labor is our primary resort-level operating expense. As of December 31, 2004, we employed approximately 1,600 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Although we have not yet experienced any significant problems in recruiting or retaining employees, any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.
      Energy costs also account for a significant portion of our total resort-level operating expenses. The price of energy is volatile, and shortages sometimes occur. Significant increases in the cost of energy, or shortages of energy, could interrupt or curtail our operations and lower our operating margins.
      The costs for maintaining adequate insurance coverage fluctuate and are generally beyond our control. If insurance rates increase and we are not able to pass along those increased costs to our customers through higher room rates and amenity costs, our operating margins could suffer.
      Each of our resorts is subject to real and personal property taxes. The real and personal property taxes on our resorts may increase or decrease as tax rates change and as our resorts are assessed or reassessed by taxing authorities. If property taxes increase and we are unable to pass these increased costs along to our customers through higher room rates and amenity costs, our financial condition and results of operations may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow, and there are a limited number of insurers that will underwrite coverage for resorts with indoor waterparks.
      We maintain comprehensive liability, fire, flood (where appropriate) and extended coverage insurance with respect to our resorts with policy specifications, limits and deductibles that we believe are commercially reasonable for our operations and are available to businesses in our industry. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flow from, a resort. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss or the amount of the loss may exceed our coverage for the loss. In addition, we may not be able to obtain insurance in the future at acceptable rates, or at all, and insurance may not be available to us on favorable terms or at all, including insurance for the construction and development of our resorts, especially since there are a limited number of insurance companies that underwrite insurance for indoor waterparks.

We will be required to make certain capital expenditures to maintain the quality of our resorts, which could adversely affect our financial condition and results of operations.
      Our resorts have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. The cost of such capital improvements could have an adverse effect on our financial condition and results of operations. Such renovations involve certain risks, including the possibility of environmental problems, construction cost overruns and delays, the possibility that we will not have available cash to fund renovations or that financing for renovations will not be available on favorable terms, if at all, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other entities. If we are unable to meet our capital expenditure needs, we may not be able to maintain the quality of our resorts.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.
      The success of our resorts depends in part on our brands, logos and branded merchandise. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brands, logos, branded merchandise and other intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands, logos and branded merchandise to achieve and maintain market acceptance.
      We have licensed our Great Wolf Lodge brand and intend to further license the brand in international markets. While we try to ensure that the quality of our brand is maintained by our current licensee, and will be maintained by any future licensees, we cannot assure you that these licensees will not take actions that adversely affect the value of our intellectual property or reputation.
      We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. There is no guarantee that our trademark registration applications will be granted. In addition, the trademarks that we currently use have not been registered in all of the countries in which we do, or intend to do, business and may never be registered in all of these countries. We cannot assure you that we will be able to adequately protect our trademarks or that our use of these trademarks will not result in liability for trademark infringement, trademark dilution or unfair competition.
      We cannot assure you that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Our operations may be adversely affected by extreme weather conditions and the impact of disasters.
      We currently operate, and in the future intend to operate, our resorts in a number of different markets, each of which is subject to local weather patterns and their effects on our resorts, especially our guests’ ability to travel to our resorts. Extreme weather conditions can from time to time have an adverse impact upon individual resorts or particular regions. Our resorts are also vulnerable to the effects of destructive forces, such as fire, storms, high winds and flooding and any other occurrence that could affect the supply of water or electricity to our resorts. Although our resorts are insured against property damage, damages resulting from acts of God or otherwise may exceed the limits of our insurance coverage or be outside the scope of that coverage.

Compliance with the Americans with Disabilities Act and other governmental regulations and changes in governmental rules and regulations may adversely affect our financial condition and results of operations.
      Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our resorts are substantially in compliance with these requirements, we have not conducted an audit or investigation of all of our resorts to determine our compliance. A determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. We cannot predict the ultimate cost of compliance with the ADA.
      The resort industry is also subject to numerous federal, state and local governmental regulations including those related to building and zoning requirements, and we are subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and work permit requirements. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of our resorts, including changes to building codes and fire and life safety codes, may occur. If we were required to make substantial modifications at our resorts to comply with the ADA, other governmental regulations or changes in governmental rules and regulations, our financial condition and results of operations could be adversely affected.

We face possible liability for environmental cleanup costs and damages for contamination related to our properties, which could adversely affect our business, financial condition and results of operations.
      Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our on-going operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations.
      Because we own and operate real property, various federal, state and local laws may impose liability on us for the costs of removing or remediating various hazardous substances, including substances that may be currently unknown to us, that may have been released on or in our property or disposed by us at third-party locations. The principal federal laws relating to environmental contamination and associated liabilities that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act; state and local governments have also adopted separate but similar environmental laws and regulations that vary from state to state and locality to locality. These laws may impose liability jointly and severally, without regard to fault and whether or not we knew of or caused the release. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage or a claim by a governmental entity for other damages, such as natural resource damages. This liability may be imposed on us under environmental laws or common-law principles.
      We obtain environmental assessment reports on the properties we own or operate as we deem appropriate. These reports have not revealed any environmental liability or compliance concerns that we believe would materially adversely affect our financial condition or results of operations. However, the environmental assessments that we have undertaken might not have revealed all potential environmental liabilities or claims for such liabilities. It is also possible that future laws, ordinances or regulations or changed interpretations of existing laws and regulations will impose material environmental liability or compliance costs on us, that the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us or that our guests could introduce hazardous or toxic substances into the resorts we own or manage without our knowledge and expose us to liability under federal or state environmental laws. The costs of defending these claims, complying with as yet unidentified requirements, conducting this environmental remediation or responding to such changed conditions could adversely affect our financial condition and results of operations.
      Some of our resort properties may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or, with respect to tanks on our property, be liable to third parties with respect to the releases.
      On occasion, we may elect to develop properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, our work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial conditions or results of operations. It is possible, however, that our efforts have not identified all environmental conditions at the property or that environmental conditions and liabilities associated with the property could change in the future.
      Future acquisitions of properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters. In addition, environmental laws, regulations, wetlands, endangered species and other land use and natural resource issues affecting either currently owned properties or sites identified as possible future acquisitions may increase costs associated with future site development and construction activities or business or expansion opportunities, prevent, delay, alter or interfere with such plans or otherwise adversely affect such plans.

Regulation of the marketing and sale of condominiums, including a prior offer of condominiums at our Blue Harbor Resort, could adversely affect our business.
      Our marketing and sales of condominium units are subject to extensive regulation by the federal government and the states in which our condominiums are marketed and sold. On a federal level, the Federal Trade Commission Act prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which we are or may be subject includes the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Practices Act and the Fair Housing Act. In addition, many states have adopted specific laws and regulations regarding the sale of condominiums. For example, certain state laws grant the purchaser the right to cancel a contract of purchase within a specified period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the seller. No assurance can be given that the cost of qualifying under condominium regulations in all jurisdictions in which we desire to conduct sales will not be significant. The failure to comply with such laws or regulations could adversely affect our business, financial condition and results of operations.
      There can be no assurance that prior or future sales of our condominium units will not be considered offers or sales of “securities” under federal law or the state law in the states where we desire to, or do, conduct sales or in which our properties are located. If such interests were considered to be securities, we would be required to comply with applicable state and federal securities laws, including laws pertaining to registration or qualification of securities, licensing of salespeople and other matters. There can be no assurance that we will be able to comply with the applicable state and federal securities requirements, and if the offers or sales of our condominium units are deemed to be offers or sales of securities, such a determination may create liabilities or contingencies that could have an adverse effect on our operations, including possible rescission rights relating to the units that have been sold, which, if exercised, could result in losses and would adversely affect our business, financial condition and results of operations.
      In particular, it is possible that the prior offer of condominiums at our Sheboygan resort by Blue Harbor Resort Condominium, LLC, a former subsidiary of Great Lakes that we refer to as Condo LLC, may not have been in compliance with federal and state securities laws. Prior to the initial public offering and the completion of the formation transactions, interests in Condo LLC held by Great Lakes were distributed to Great Lakes’ shareholders. We did not acquire Condo LLC as a part of the formation transactions. Although Condo LLC has taken steps to correct any potential securities laws issues in connection with these offers, we cannot assure you that we would not be held liable to some extent for the offers made by Condo LLC or that the indemnification obligations of the Great Lakes’ principals to us would be sufficient to cover any such liabilities.

The illiquidity of real estate may make it difficult for us to dispose of one or more of our resorts.
      We may from time to time decide to dispose of one or more of our real estate assets. Because real estate holdings generally, and family entertainment resorts like ours in particular, are relatively illiquid, we may not be able to dispose of one or more real estate assets on a timely basis or at a favorable price. The illiquidity of our real estate assets could mean that we continue to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect our business, financial condition and results of operations.

Risk Factors Related to Our Capital Structure

The covenants in our revolving credit facility and mortgage loan agreement impose significant restrictions on us.
      The terms of our revolving credit facility impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions could also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

•	incurring or guaranteeing additional indebtedness;

•	paying dividends or making distributions or certain other restricted payments;

•	making capital expenditures and other investments;

•	creating liens on our assets;

•	issuing or selling capital stock of our subsidiaries;

•	transferring or selling assets currently held by us;

•	repurchasing stock and certain indebtedness;

•	engaging in transactions with affiliates;

•	entering into any agreements that restrict dividends from our subsidiaries; and

•	engaging in mergers or consolidations.
      The failure to comply with any of these covenants could cause a default under our other debt agreements. Furthermore, our revolving credit facility contains certain financial covenants, including establishing a maximum leverage ratio and requiring us to maintain a minimum interest coverage ratio, which, if not maintained by us, would cause us to be in default under the revolving credit facility. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it.

We may not be able to obtain additional financing on favorable terms, if at all.
      We expect that we will require additional financing over time, the amount of which will depend on a number of factors, including the number of resorts we construct, additions to our current resorts and the cash flow generated by our resorts. The terms of any additional financing we may be able to procure are unknown at this time. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our then-current debt levels;

•	our then-current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.
Any future debt financing or issuances of preferred stock that we may make will be senior to the rights of holders of our common stock, and any future issuances of common stock will result in the dilution of the then-existing stockholders’ proportionate equity interest.

Risk Factors Related to the Ownership of Our Company

Certain of our insiders exercise considerable influence over the company.
      As of the date of this Form 10-K report, our executive officers and directors, as a group, beneficially own approximately 16.3% of the outstanding shares of our common stock (taking into account the resignations of two of our executive officers effective March 31, 2005). By reason of such holdings, these stockholders acting as a group will be able to exercise significant influence over our affairs and policies, including the election of our board of directors and matters submitted to a vote of our stockholders such as mergers and significant asset sales, and their interests might not be consistent with the interests of other stockholders.

We may have assumed unknown liabilities in connection with the formation transactions.
      As part of the formation transactions, we acquired our predecessor companies subject to existing liabilities, some of which may have been unknown at the time of the closing thereof. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of vendors or other persons dealing with the entities prior to the closing of the formation transactions (that had not been asserted or threatened prior thereto), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. The founding shareholders of our predecessor companies agreed to indemnify us with respect to claims for breaches of representations and warranties brought by us within one year following the completion of the IPO and the formation transactions, subject to certain limitations. Many liabilities may not be identified within the one-year period and we may have no recourse against the founding shareholders or these entities for such liabilities.
      With respect to each founding shareholder, the maximum indemnification obligation under these agreements will not exceed 35% of the value of the shares of our common stock received by that founding shareholder in the formation transactions based on the IPO price of $17.00 per share. The maximum amount of the indemnification obligations under these agreements equals approximately $45,200 in the aggregate. To the extent required, these founding shareholders may fulfill the indemnity obligations under the agreements solely through delivery of shares of common stock that they own, valued at the time of delivery, or an equivalent amount of cash. However, if any of these founding shareholders chooses to fulfill the indemnity obligation under the agreement through the delivery of shares, the maximum number of shares such shareholder will be obligated to deliver is 35% of the number of shares such founding shareholder received in the formation transactions. As a result, there may be a significant shortfall in relation to the actual costs incurred from the indemnifiable event for which we will have no recourse against these founding shareholders. Three of the founding shareholders received personal loans that are secured by a pledge of all the shares of our common stock received by each such founding shareholder in the formation transactions. Accordingly, as these shares may not be available to these founding shareholders, these founding shareholders may be required to satisfy any indemnification obligations under these agreements in cash. There is no assurance that the founding shareholders will have adequate cash resources to satisfy their indemnification obligations under these agreements if necessary.

We may issue partnership interests in the future that may be dilutive to, and may have preferential rights over, our common stockholders.
      We have formed a wholly owned operating partnership to serve as the parent entity of each of the surviving resort-owning entities. We are the limited partner of the partnership and the sole general partner of the partnership is a new wholly owned subsidiary that we have formed for that purpose. We formed the operating partnership to provide flexibility for future transactions as we execute our growth strategy. We believe that the ability to issue partnership units will enable us to acquire assets from sellers seeking certain tax treatment. While we do not anticipate issuing any interests in the operating partnership in the foreseeable future, we may issue such interests in the future. These additional interests may include preferred limited partnership units. Any partnership interests that we issue may be entitled to distributions of available cash that might otherwise be allocated to the execution of our business plan or generally available for future dividends, if any. In addition, any partnership interests may be convertible into our common stock, thus having a dilutive impact to our common stockholders, and may have voting or other preferential rights relative to those of our common stockholders.

The sale of a substantial number of shares of our common stock may cause the market price of our common stock to decline.
      As of the date of this Form 10-K report, we have outstanding 30,262,308 shares of common stock. Of these shares, the 16,100,000 shares sold in the IPO are freely tradable. The 14,032,896 shares issued in connection with our formation transactions are subject to lock-up provisions in our bylaws that prohibit the sale of any of these shares until June 18, 2005, without the prior written consent of our board of directors or chief executive officer. Subject to certain restrictions, after the end of the lock-up period all of these shares will be freely tradable pursuant to an effective Registration Statement previously filed under the Securities Act of 1933, as amended. If our stockholders sell substantial amounts of shares of common stock in the public market, including the shares issued in connection with our formation transactions, or upon the exercise of outstanding options, or if the market perceives that these sales could occur, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

Provisions in our certificate of incorporation, bylaws, employment agreements and Delaware law have anti-takeover effects that could prevent a change in control that could be beneficial to our stockholders, which could depress the market price of our common stock.
      Our certificate of incorporation, bylaws, employment agreements and Delaware corporate law contain provisions that could delay, defer, increase the costs of or prevent a change in control of us or our management that could be beneficial to our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions:

•	authorize our board of directors to issue “blank check” preferred stock and determine the powers, preferences and privileges of those shares without prior stockholder approval;

•	prohibit the right of our stockholders to act by written consent;

•	limit the calling of special meetings of stockholders;

•	impose a requirement that holders of 50% of the outstanding shares of common stock are required to amend the provisions relating to actions by written consent of stockholders and the limitations of calling special meetings; and

•	provide for payments to certain of our executive officers upon termination of employment within certain time periods before or after a change of control.
Forward-Looking Statements
      Certain information included in this Form 10-K report contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Great Wolf Resorts, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth above under the section entitled “Risk Factors.”
      We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

ITEM 2.	PROPERTIES
      We have five family entertainment resorts that are currently operating and two additional resorts that are under construction. Information on our properties is as follows:

•	Great Wolf Lodge of Wisconsin Dells, is located on 25 acres in Wisconsin Dells, Wisconsin, all of which have been developed or are under development.

•	Great Wolf Lodge of Sandusky, is located on 15 acres in Sandusky, Ohio, all of which have been developed.

•	Great Wolf Lodge of Traverse City, Michigan, is located on 48 acres in Traverse City, Michigan, of which 22 acres have been developed and 26 acres remain available for future expansion.

•	Great Wolf Lodge of Kansas City, is located on 17 acres in Kansas City, Kansas, all of which have been developed.

•	Blue Harbor Resort of Sheboygan, is located on 12 acres in Sheboygan, Wisconsin, all of which have been developed.

•	Great Wolf Lodge of Williamsburg, is located on 83 acres in Williamsburg, Virginia, of which 36 acres are being developed and 47 acres remain available for future expansion.

•	Great Wolf Lodge of the Pocono Mountains, is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are being developed and 50 acres remain available for future expansion.
For additional information regarding our resort properties see “Item 1. Business — Operating Properties” and “Item 1. Business — Properties Under Construction” above.
      In addition, we lease approximately 13,800 square feet of office space for our corporate offices and approximately 2,500 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia. We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
      We are party to various legal actions in the ordinary course of our business. We believe that these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material, adverse impact on our business, financial condition or prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our stockholders during the period December 15, 2004 (the date we began trading as a public company) through December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      In conjunction with the completion of our IPO, our common shares began trading on Nasdaq National Market under the symbol “WOLF.” As of December 31, 2004, there were 507 record holders of our common stock. The following table sets forth the high and low closing prices for Great Wolf Resort’s Common Stock.

	High	Low

December 15, 2004 through December 31, 2004	$23.00	$18.65
January 1, 2005 through March 16, 2005	$25.49	$20.07
      As of March 1, 2005, there were 516 record holders of our common stock. The closing price of our common stock on the Nasdaq National Market on March 16, 2005, was $23.95.
      In connection with our formation transactions, we issued common stock to certain holders of securities, who, among other things, have certified to us as to their status as “accredited investors,” in each of GLC and its resort related subsidiaries, in an offering exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D. In total, we issued an aggregate of 13,901,947 shares of our common stock to such investors. In exchange, we received all or a portion of each such investor’s interest in either GLC or the applicable resort related GLC subsidiary and such entities became wholly owned subsidiaries of our company.
      Also in connection with our formation transactions, we issued (1) 64,038 shares of our common stock to the holder of a tenant in common interest in our Poconos resort and (2) 67,516 shares of our common stock to the holder of a tenant in common interest in our Willimsburg resort. These shares were issued in offerings exempt from registration under the Securities Act pursuant to Section 4(2) and Rulte 506 of Regulation D.
      In addition, we issued 100 shares of common stock, par value $0.01 per share, to GLC upon our formation on May 10, 2004. We received an aggregate of $1,000 in cash in exchange for these shares. We redeemed these shares in connection with the formation transactions. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
      The issuances described above were exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there under as a transaction by an issuer not involving a public offering. Each investor receiving shares in the formation transactions was an accredited investor, with knowledge and experience in financial and business matters sufficient for evaluating the associated merits and risks, has represented its intention to acquire the securities for investment purposes only and not with a view towards distribution and received or had access to adequate information about us. Appropriate legends were affixed to the stock certificates in connection with these transactions and there was no general solicitation or advertising.
Use of Proceeds from the IPO
      On December 20, 2004, we closed our IPO. The shares of common stock sold in our IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-118148) on Form S-1 that was declared effective by the Securities and Exchange Commission on December 14, 2004. All 16,100,000 shares of common stock registered under such Registration Statement were sold at a price to the public of $17.00 per share, generating gross proceeds of $273,700. The net proceeds to us were approximately $248,700 after deducting an aggregate of $19,200 in underwriting discounts and commissions paid to the underwriters and $5,800 in other expenses incurred in connection with our IPO. The managing underwriter for the IPO was Citigroup Global Markets, Inc.
      The net proceeds from our IPO were used to pay an aggregate of $97,600 of the cash consideration in connection with the formation transactions; repay certain indebtedness in the aggregate amount of approximately $75,700; and fund $75,400 of our future resort development costs.

      In addition, upon the closing of our IPO, two of our resorts refinanced existing mortgage indebtedness with a total outstanding debt of $72,300, and our operating partnership entered into a $75,000 revolving credit facility secured by two of our resorts. As of March 1, 2005, based on the financial and debt service rations contained in the revolving credit facility, approximately $50,000 of the facility is available for borrowing.
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends under covenants contained in the credit facility. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected consolidated financial and operating data on a historical basis for Great Wolf Resorts, and on a combined historical basis for Great Lakes Predecessor (the Predecessor). The Predecessor was the predecessor accounting entity to Great Wolf Resorts. We have not presented historical information for Great Wolf Resorts prior to December 20, 2004, the date on which we closed the IPO, because we did not have any material corporate operating activity during the period from our formation until the closing of the IPO.
Great Lakes Predecessor Financial Information
      The Predecessor’s combined historical financial information included the following:

•	The Great Lakes Companies, Inc. and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that are under construction.
      The Traverse City, Kansas City and Sheboygan resorts opened in March 2003, May 2003 and June 2004, respectively. Therefore, the Predecessor’s historical results of operations only reflected operating results for the Traverse City, Kansas City and Sheboygan resorts for those periods after the resort opening dates, and only through the closing of the IPO (that is, through December 20, 2004).
      The Predecessor’s financial statements did not include the entities that owned the Wisconsin Dells and Sandusky operating resorts as those entities were controlled by affiliates of AIG SunAmerica.
Great Wolf Resorts Financial Information
      Great Wolf Resorts’ financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City and Sheboygan operating resorts; and

•	our Williamsburg and Pocono Mountains resorts that are under construction.

      The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form  10-K.

	December 21,
	2004-	January 1,
	December 31,	2004-	Year Ended December 31,
	2004	December 20,
	Great Wolf	2004	2003	2002	2001	2000
	Resorts	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor

	(Dollars in thousands, except per share amounts)
Statement of Operations:
Revenues:
Rooms	$3,261	$31,438	$18,801	$—	$—	$—
Food, beverage and other	1,289	16,110	9,439	—	312	—
Management and other fees	79	3,157	3,109	3,329	3,022	4,070
Other revenue from managed properties(1)	—	14,553	14,904	14,889	13,286	9,456

Total revenues	4,629	65,258	46,253	18,218	16,620	13,526

Operating expenses:
Departmental expenses
Rooms	298	4,917	3,265	—	—	—
Food, beverage and other	958	13,678	8,580	—	—	—
Other operating expenses:
Selling, general and administrative	7,372	18,613	11,376	4,159	3,853	5,168
Property operating costs	295	8,810	5,283	631	—	—
Depreciation and amortization	1,897	12,925	7,744	212	73	51
Other expenses from managed properties(1)	—	14,553	14,904	14,808	13,286	9,456

Total operating expenses	10,820	73,496	51,152	19,810	17,212	14,675

Operating income (loss)	(6,191)	(8,238)	(4,899)	(1,592)	(592)	(1,149)
Interest income	(66)	(224)	(55)	(88)	(76)	2
Interest expense	280	6,748	4,413	217	366	578
(Gain) loss on sale of investments and securities	—	(1,653)	—	13	(96)	(11)
Interest on mandatorily redeemable shares	—	1,761	(3,136)	4,479	390	—

Income (loss) before income taxes	(6,405)	(14,870)	(6,121)	(6,213)	(1,176)	(1,718)
Income tax benefit	(2,563)	—	—	—	—	—

Income (loss) from continuing operations	(3,842)	(14,870)	(6,121)	(6,213)	(1,176)	(1,718)
Income (loss) from discontinued operations	—	1,928	1,118	(542)	332	(1,037)

Income (loss) before cumulative effect of change in accounting principle	(3,842)	(12,942)	(5,003)	(6,755)	(844)	(2,755)
Cumulative effect of change in accounting principle	—	—	460	—	(333)	—

Net income (loss)	$(3,842)	$(12,942)	$(4,543)	$(6,755)	$(1,177)	$(2,755)

Basic loss per share	$(0.13)
Diluted loss per share	$(0.13)
Weighted average common shares outstanding —
Basic	30,132,896 (2)
Diluted	30,132,896 (2)
Cash Flows:
Cash flows from:
Operating activities	$762	6,049	$8,126	$376
Investing activities	(95,575)	(66,884)	(64,280)	(46,276)
Financing activities	172,151	61,424	54,854	49,797

	December 21,
	2004-		January 1,
	December 31,		2004-		Year Ended December 31,
	2004		December 20,
	Great Wolf		2004		2003		2002	2001	2000
	Resorts		Predecessor		Predecessor		Predecessor	Predecessor	Predecessor

	(Dollars in thousands, except per share amounts)
Balance Sheet Data (end of period):
Total assets	$592,414				$173,494		$106,751	$54,191	$51,342
Total long-term debt	$142,665				$93,733		$37,710	$9,466	$5,679
Long-term debt secured by assets of spun-off entities	—				12,108		5,054	5,177	5,100
Long-term debt secured by assets held for sale	—				$14,220		$31,564	$34,193	$33,084
Non-GAAP financial measures:
EBITDA	$(4,294	)(3)	$7,559	(3)	$12,439	(3)	$334(3)	$6,287	$431

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by the Predecessor.

(2)	We currently have 30,262,308 shares of our common stock outstanding. Included in that total are 129,412 shares held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	See reconciliation to net income (loss) in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our IPO, the formation transactions and related refinancing transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in Item 1 of this Form 10-K report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in Item 1 of this Form  10-K report entitled “Risk Factors” and “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.
Overview
      Formation. The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report refer to Great Wolf Resorts, Inc. Through our controlling interest in Great Wolf Resort Operating Partnership, L.L.L.P., or the “Operating Partnership,” of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we develop, own and operate family entertainment resorts.
      We were formed to succeed to certain businesses of the Great Lakes Predecessor (the Predecessor), which was not a legal entity but rather a combination of numerous entities. The Predecessor consisted of the following, all of which were under common management:

•	The Great Lakes Companies, Inc. (GLC) and its consolidated subsidiaries;

•	Great Wolf Lodge of Traverse City, LLC;

•	Great Wolf Lodge of Kansas City, LLC;

•	Blue Harbor Resort Sheboygan, LLC;

•	Great Wolf Lodge of Williamsburg, LLC; and

•	Great Wolf Lodge of the Poconos, LLC
      The Predecessor financial statements did not include entities that owned Great Wolf Lodges in Wisconsin Dells, Wisconsin and Sandusky, Ohio. These entities, although they were managed by GLC, were controlled by affiliates of AIG SunAmerica, Inc.
      The Predecessor developed and operated hotels since 1995. In 1999, the Predecessor began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, the Predecessor opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, the Predecessor opened the Blue Harbor Resort in Sheboygan, Wisconsin. Subsequently, the Predecessor had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania, and had licensed a resort owned by a third party that was under construction in Niagara Falls, Ontario (Canada).
      We were incorporated in May 2004 as a Delaware corporation in anticipation of our initial public offering of common stock (the IPO). The IPO closed on December 20, 2004, concurrently with the completion of various formation transactions (the Formation Transactions).
      Pursuant to the Formation Transactions:

•	The Predecessor contributed its hotel management and multifamily housing management and development assets, which were unrelated to the resort business, to two subsidiaries of the Predecessor and then distributed the interests in those subsidiaries to the former shareholders of the Predecessor.

•	We effected, through our Operating Partnership, the acquisition of GLC and each resort-owning entity. Pursuant to these acquisitions, investors of GLC and the resort-owning entities received cash, unregistered shares of our common stock or a combination of cash and unregistered shares of our common stock. We issued 13,901,947 shares of our common stock and paid approximately $97,600 in cash in connection with these acquisitions.

•	We issued an aggregate of 130,949 shares of unregistered common stock to holders of tenant in common interests in two of our resorts.
These transactions consolidated the ownership of our resort properties and property interests to Great Wolf Resorts. During the period from our formation until we commenced operations upon closing of our IPO on December 20, 2004, we did not have any material corporate activity.
      The IPO consisted of the sale of 16,100,000 shares of common stock at a price per share of $17.00, generating gross proceeds of $273,700. The net proceeds to us were approximately $248,700 after deducting an aggregate of $19,200 in underwriting discounts and commissions paid to the underwriters and $5,800 in other expenses incurred in connection with the IPO.
      As of December 31, 2004, we develop, own and operate four Great Wolf Lodge resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own two Great Wolf Lodge resorts that are under construction and scheduled to open for business during 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s.
      Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance from our resorts. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
      We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also expect to generate revenues from licensing arrangements, management fees and construction fees with respect to properties owned by third parties, such as the licensing agreement we have entered into and management arrangement we have agreed to enter into with Ripley’s in connection with the Niagara Falls, Ontario resort.
      The following table presents an overview of our portfolio of operating resorts and resorts under construction (including the Niagara resort that will be owned by a third party licensee):

				Indoor
	Opened/Target			Entertainment
Location	Opening	Rooms		Area(1)

				(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI	May 1997(2)	309	(3)	64,000
Sandusky, OH(4)	March 2001	271		41,000
Traverse City, MI	March 2003	281		51,000
Kansas City, KS	May 2003	281		49,000
Sheboygan, WI(5)	June 2004	183	(6)	54,000
Resorts Under Construction:
Williamsburg, VA	March 2005	301		66,000
Pocono Mountains, PA	Fall 2005	400		91,000
Niagara Falls, ONT(7)	Spring 2006	404		94,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We purchased this property in November 1999.

(3)	Our Wisconsin Dells property also features 77 condominium units currently under construction.

(4)	Prior to May 2004, we operated this resort as a Great Bear Lodge.

(5)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(6)	Our Sheboygan resort includes an additional 64 individually owned two and four bedroom condominium units.

(7)	Ripley’s, our licensee, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort and other intellectual property for ten years after opening. We have agreed to enter into a management agreement, pursuant to which we expect to operate the resort on behalf of Ripley’s for five years, and a central reservations agreement. In conjunction with this project, we expect to receive a one-time construction fee and ongoing license, central reservation and management fees.
      Industry Trends and Outlook. While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. The concept of a family entertainment resort with an indoor waterpark was first introduced in Wisconsin Dells, Wisconsin and has evolved there over the past 15 years. We believe those resorts have historically outperformed standard hotels in that market. We believe that the rate premiums and increased market share in Wisconsin Dells have been significant and that no other operator or developer other than Great Wolf Resorts has established a regional portfolio of family entertainment resorts featuring indoor waterparks. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts that will compete directly with our resorts. In particular, one of our current competitors is constructing a resort in Sandusky and another competitor is constructing a resort near Traverse City.
      We believe there are characteristics of the domestic travel and leisure industry that indicate families favor frequent, short, drive-to vacations. According to the Travel Industry Association of America, or TIA, from 1994 to 2003 the number of domestic leisure trips taken by families grew from approximately 96 million trips in 1994 to 154 million trips in 2003. In 2003, approximately 45% of leisure trips lasted one to two nights. The primary mode of transportation for 77% of the overnight leisure trips in 2003 was by automobile. We believe these statistics provide evidence that our segment of the travel and leisure industry has strong demand characteristics that make our family entertainment resorts attractive to leisure travelers.
      Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to: maximize total resort revenue; minimize costs by leveraging our economies of scale; and build upon our existing brand awareness and loyalty in order to compete more effectively. Our primary external growth strategies are to: capitalize on our first-mover advantage by being the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets; focus on development and strategic growth opportunities by seeking to develop and open at least two new owned resorts in target markets each year for the next several years and target selected licensing opportunities; and continue to innovate by leveraging our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers.
      In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These challenges include: development and licensing of properties; increases in costs of constructing, operating and maintaining our resorts; competition from other entertainment companies, both within and outside our industry segment; and external economic risks, including family vacation patterns and trends. We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations, concentrating on growing and strengthening awareness of our brand and demand for our resorts, and maintaining our focus on safety.
      Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the year ended December 31, 2004. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue, and include such practices as: monitoring our historical trends for occupancy and estimating our high occupancy nights; offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods; structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials; monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and offering specials on standard suites and yielding better rates on larger suites when standard suites sell out. In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.

      We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR;

•	total revenue per available room, or Total RevPAR;

•	total revenue per occupied room, or Total RevPOR; and

•	EBITDA.
      Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:

•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.
      Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. ADR and RevPAR only include rooms revenue. Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the year ended December 31, 2004, approximately 33% of our total resort revenues consisted of non-rooms revenue.
      We use RevPAR and Total RevPAR to evaluate the blended effect that changes in occupancy, ADR and Total RevPOR have on our profitability. We focus on increasing ADR and Total RevPOR because those increases can have the greatest positive impact on our profitability. In addition, we seek to maximize occupancy, as increases in occupancy generally lead to greater total revenues at our resorts, and maintaining certain occupancy levels is key to covering our fixed costs. Increases in total revenues as a result of higher occupancy are, however, typically accompanied by additional incremental costs (including housekeeping services, utilities and room amenity costs). In contrast, increases in total revenues from higher ADR and Total RevPOR are typically accompanied by lower incremental costs, and result in a greater increase in profitability.
      We also use EBITDA as a measure of the operating performance of each of our resorts. EBITDA is a supplemental financial measure, and is not defined by accounting principles generally accepted in the United States of America, or GAAP. See “Non-GAAP Financial Measures” for further discussion of our use of EBITDA and a reconciliation to net income.
Critical Accounting Policies and Estimates
      The preparation of our consolidated financial statements and our financial reporting process involve the use of accounting estimates based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments.
      Investments in Property and Equipment. We record investments in property and equipment at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

      Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	40 years
Land improvements	15 years
Fixtures and equipment, including waterpark equipment	3-10 years
      We are required to make subjective assessments as to these useful lives for purposes of determining the amount of depreciation and amortization to record annually with respect to our investments in property and equipment. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in property and equipment we would depreciate and amortize such investments over fewer years, resulting in more depreciation and amortization expense and lower net income on an annual basis. We periodically review the estimated useful lives we have assigned to our depreciable assets to determine whether those useful lives are reasonable and appropriate.
      When circumstances, such as adverse market conditions, indicate the carrying values of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.
      We are required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting adjustments recorded related to real estate we acquire, including the resorts acquired through the Formation Transactions which are accounted for by the purchase method of accounting. Purchase accounting requires allocation of the acquisition value among the property and equipment and identifiable intangible assets acquired.
      Carrying Value of Goodwill. As a result of the Formation Transactions, we recorded approximately $218,727 of goodwill on our consolidated balance sheet. On an annual basis, we perform an analysis to determine any impairment of the carrying value of goodwill. To test goodwill for impairment, we analyze the fair value of the individual resort to which the goodwill is assigned to the carrying value of that resort. If the analysis indicates that the carrying value is less than the fair value of the individual resort, we compare the implied fair value of the resort’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the individual resort to all the assets and liabilities of that resort as if it had been acquired in a business combination. The excess of the fair value of the individual resort over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income.
New Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and the similar awards. Under SFAS 123R, share-abased payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123R is effective for periods beginning after July 1, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. We have not completed our evaluation of the impact of adopting SFAS 124R.

Non-GAAP Financial Measures
      We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income plus (a) interest expense, (b) income taxes and (c) depreciation and amortization.
      EBITDA as calculated by us is not necessarily comparable to similarly titled measures presented by other companies. In addition, EBITDA (a) does not represent net income or cash flows from operations as defined by GAAP; (b) is not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as an alternative to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.
      We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with GAAP. Because depreciation and amortization are non-cash items, we believe that presentation of EBITDA is a useful measure of our operating performance;

•	it is widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results.
      Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results;

•	for planning purposes, including the preparation of our annual operating budget;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of other acquisitions and dispositions.
Covenants in our revolving credit facility also require us to meet financial tests based upon EBITDA as adjusted for certain items.
      Using a measure such as EBITDA has material limitations. These limitations include the difficulty associated with comparing results among companies and the inability to analyze certain significant items, including depreciation and interest expense, which directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently, as well as in connection with its analysis of net income.

      The tables shown below reconcile net loss to EBITDA for the periods presented.

	Great Wolf
	Resorts	Predecessor

	Period	Period
	December 21,	January 1,
	2004	2004	Year Ended
	through	through	December 31,
	December 31,	December 20,
	2004	2004	2003	2002

Net loss	$(3,842)	$(12,942)	$(4,543)	$(6,755)
Adjustments:
Interest expense, net	214	7,394	6,542	2,920
Income tax benefit	(2,563)	—	—	—
Depreciation and amortization	1,897	13,107	10,440	4,169

EBITDA	$(4,294)	$7,559	$12,439	$334

Results of Operations

General
      Our and the Predecessor’s results of operations for the years ended December 31, 2004 and 2003 are not directly comparable due primarily to the impact of the IPO and the Formation Transactions, our new debt and the repayment of debt upon the consummation of the IPO. To facilitate a meaningful analysis of the results of operations, amounts for the year ended December 31, 2004, are labeled as “Company” and include both the historical operations of the Predecessor in 2004 (for the period January 1, 2004 through December 20, 2004) and our operations since the IPO (for the period December 21, 2004 through December 31, 2004). The Company results are compared to Predecessor results from prior years. The Predecessor results were combined with our results in 2004 because we believe that a discussion of our results for the eleven-day period from December 21, 2004 through December 31, 2004 would not be meaningful.

Great Lakes Predecessor Financial Information
      The Predecessor combined historical financial information included the following:

•	The Great Lakes Companies, Inc. and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that are under construction.
      The Traverse City, Kansas City and Sheboygan resorts opened in March 2003, May 2003 and June 2004, respectively. Therefore, Predecessor’s historical results of operations only reflected operating results for Traverse City, Kansas City and Sheboygan for those periods after the resort opening dates.
      The Predecessor’s financial information did not include the entities that own the Wisconsin Dells and Sandusky operating resorts as those entities were controlled by affiliates of AIG SunAmerica.
      Revenues. The Predecessor’s revenues consisted of the following:

•	lodging revenue, which consists of rooms, food and beverage and other department revenues from its consolidated and combined hotels and resorts;

•	management fee revenue from both resort activity and non-resort activity, which includes fees received under its management agreements; and

•	other revenue, which consists of accounting fees, development fees, central reservation fees, construction management fees and other fees.

      The Predecessor employed the staff at its managed properties. Under its management agreements, the hotel and resort owners reimbursed Predecessor for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses, (EITF 01-14)” establishes standards for accounting for reimbursable expenses in Predecessor’s income statement. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on Predecessor’s statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
      Operating Expenses. The Predecessor’s departmental operating expenses consisted of rooms, food and beverage and other department expenses.
      The Predecessor’s other operating expenses included the following items:

•	selling, general and administrative expenses, which were associated with the management of hotels and resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Great Wolf Resorts Financial Information
      Great Wolf Resorts’ financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City and Sheboygan operating resorts; and

•	our Williamsburg and Pocono Mountains resorts that are under construction.
      Revenues. Our revenues consist of lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts.
      Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
      Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses; and

•	depreciation and amortization.

Year Ended December 31, 2004 for the Company Compared with Year Ended December 31, 2003 for the Predecessor
      The Traverse City, Kansas City and Sheboygan resorts opened in March 2003, May 2003 and June 2004, respectively. We acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004. As a result, comparisons of changes in total revenue, rooms revenue and other revenue between the twelve month periods ended December 31, 2004 (during which two resorts were open for the entire period, one resort opened, and we purchased two resorts) and December 31, 2003 (during which two resorts opened) are not meaningful.

      Revenues. Total revenues increased $23,634 to $69,887 for 2004 compared to $46,253 for 2003. This increase was primarily due to:

•	The commencement of operations at the Great Wolf Lodge in Traverse City, Michigan, which opened in March 2003. This resort had revenues of $22,885 for 2004 compared to $18,232 for 2003, an increase of $4,653;

•	The commencement of operations at the Great Wolf Lodge in Kansas City, Kansas, which opened in May 2003. This resort had revenues of $18,929 for 2004 compared to $9,971 for 2003, an increase of $8,958; and

•	The commencement of operations at the Blue Harbor Resort in Sheboygan, Wisconsin, which opened in June 2004. This resort had revenues of $8,350 for 2004.
      Operating expenses. Total departmental expenses increased $8,006 to $19,851 for 2004 compared to $11,845 for 2003, primarily due to the opening of the Traverse City, Kansas City and Sheboygan resorts in March 2003, May 2003 and June 2004, respectively.
      Total other operating expenses increased $25,158 to $64,465 for 2004 compared to $39,307 for 2003. This increase was primarily due to:

•	Selling, general and administrative expenses increased $14,609 to $25,985 for 2004 compared to $11,376 for 2003, primarily due to the effect of the Traverse City and Kansas City resorts opening in 2003 and the Sheboygan resort opening in 2004, the effect of additional labor costs at GLC due to increases in staffing, and $6,413 of IPO-related expenses incurred in 2004.

•	Property operating costs increased $3,822 to $9,105 for 2004 compared to $5,283 for 2003, primarily due to the effect of the Traverse City and Kansas City resorts opening in 2003 and the Sheboygan resort opening in 2004.

•	Depreciation and amortization expense increased $7,078 to $14,822 for 2004 compared to $7,744 for 2003. This increase resulted from:

•	the purchases or placement into service of property and equipment during 2003, primarily at the Traverse City and Kansas City resorts that opened in 2003, and the related increase in depreciation taken on those assets; and

•	the purchases or placement into service of property and equipment in 2004, primarily at the Sheboygan resort that opened in 2004, and the related increase in depreciation taken on those assets.
      Operating loss. Operating loss for 2004 increased $9,530 to $(14,429) from $(4,899) for 2003.
      Net loss. Net loss increased $12,241 to $(16,784) for 2004 from ($4,543) for 2003. This increase was due to the increase in operating loss, as explained above, as well as the effect of the following:

•	Net interest expense increased $2,380 to $6,738 for 2004 from $4,358 for 2003. This increase was due primarily to increased debt levels as a result of finishing construction of the Traverse City and Kansas City resorts during 2003 and the Sheboygan resort in 2004.

•	Interest on mandatorily redeemable ownership interests increased $4,897 to $1,761 for 2004 from $(3,136) for 2003. This increase was due to an increase in the redemption value of certain mandatorily redeemable equity interests in 2004. The Predecessor treated the following as mandatorily redeemable financial instruments:

•	Class A and Class B shares of GLC that were obligated to be redeemed in cash if a shareholder died or incurred certain triggering events. The redemption price was calculated based on a formula with GLC’s net operating income and a multiple based on the type of triggering event. The shares contained restrictions on transfers and sales by the shareholders.

•	Class B Units of Great Wolf Lodge of Kansas City, LLC that were required to be redeemed in cash no later than the fifth anniversary date of the operating commencement date of the Kansas City resort. The redemption price was based on the greater of fair value or an internal rate of return.

•	A cumulative effect of change in accounting principle of $460 related to the adoption of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity” (SFAS 150) was recorded in 2003. This gain resulted from recording at fair market value the value of certain mandatorily redeemable equity interests.
      This increase was partially offset by:

•	A net gain on sale of real estate of $1,653 in 2004 due to the sales of land owned in Ontario, Canada and Beckley, West Virginia.

•	An income tax benefit of $2,563 recorded in 2004 related to the net loss incurred since the IPO date. The Predecessor was not a taxable entity and therefore had no income tax provision recorded prior to the IPO.

•	Income from discontinued operations increased $810 to $1,928 in 2004 from $1,118 in 2003, due to lower minority interest expense in 2004.

Year Ended December 31, 2003 for the Predecessor Compared with Year Ended December 31, 2002 for the Predecessor
      Revenues. Total revenues increased $28,035 to $46,253 for 2003 compared to $18,218 for 2002. This increase was primarily due to:

•	the commencement of operations at the Great Wolf Lodge in Traverse City, Michigan, which opened in March 2003. This property produced revenues of $18,232 in 2003; and

•	the commencement of operations at the Great Wolf Lodge in Kansas City, Kansas, which opened in May 2003. This property produced revenues of $9,971 in 2003.
      Operating expenses. Total departmental expenses for 2003 were $11,845 as a result of the commencement of operations of the Traverse City and Kansas City resorts during 2003. The Traverse City resort had $7,167 of rooms, food and beverage and other expenses in 2003. The Kansas City resort had $5,054 of similar departmental expenses in 2003. There were no comparative departmental expenses in 2002.
      Total other operating expenses increased $19,497 to $39,307 for 2003, compared to $19,810 for 2002. This increase was primarily due to:

•	Selling, general and administrative expenses increased by $7,217 to $11,376 for 2003 from $4,159 for 2002, primarily due to the effect of the Traverse City and Kansas City resorts commencing operations in 2003.

•	Property operating costs increased $4,652 to $5,283 for 2003 from $631 in 2002, primarily due to the effect of the Traverse City and Kansas City resorts commencing operations in 2003.

•	Depreciation and amortization expense increased by $7,532 to $7,744 for 2003 from $212 for 2002. This increase resulted from the purchases or placement into service of property and equipment during 2003, primarily at the Traverse City and Kansas City resorts that commenced operations in 2003, and the related increase in depreciation taken on those assets.

•	Other expenses from managed properties increased $96 to $14,904 for 2003 from $14,808 for 2002 due to increased payroll costs at managed properties.
      Operating loss. Operating loss for 2003 increased $3,307 to $(4,899) from $(1,592) for 2002.

      Net loss. Net loss decreased $2,212 to $(4,543) in 2003 from $(6,755) in 2002. This decrease was primarily due to the following:

•	Interest on mandatorily redeemable ownership interests decreased by $7,615 to $(3,136) in 2003 and $4,479 in 2002, due to the adoption of SFAS No. 150 on July 1, 2003 and the marking to fair value of the derivative instruments related to the mandatorily redeemable ownership interests.

•	Income (loss) from discontinued operations increased $1,660 to $1,118 for 2003 from $(542) for 2002. SFAS No. 144 requires the net activity of assets held for sale or disposed of during a fiscal period to be classified as discontinued operations. The income from discontinued operations increased significantly in 2003 as a result of gains on the sales of the Manassas Country Inn & Suites, the Manassas Fairfield Inn and the Hampton Inn & Suites Warwick during 2003.

•	A cumulative effect of change in accounting principle of $460 related to the adoption of SFAS No. 150 was recorded in 2003. This gain resulted from recording at fair market value the value of certain mandatorily redeemable equity interests.
      This decrease was partially offset by the increase in operating loss, as well as:

•	Net interest expense increased $4,229 to $4,358 in 2003 from $129 in 2002. This increase was due primarily to increased debt levels as a result of finishing construction of the Traverse City and Kansas City resorts during 2003.
Liquidity and Capital Resources
      As of December 31, 2004, we had total indebtedness of $142,665 summarized as follows:

Mortgage Debt:
Senior credit facility	$—
Mortgage Loan	75,000
Sheboygan Construction Loan	29,475
Williamsburg Construction Loan	19,011
Poconos Construction Loan	5,598
Other	1,523
Other Debt:
City of Sheboygan bonds	8,063
City of Sheboygan loan	3,995

$142,665

      Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and is not drawn as of December 31, 2004. Future borrowings under this facility will bear interest at LIBOR plus a margin of 2.25% to 3.00% depending upon our leverage ratio from time to time. The maximum amount of indebtedness we may incur under the facility is equal to 3.75 multiplied by the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts securing the facility plus up to $5,400 relating to enhancements to the waterpark facility for the Wisconsin Dells property. The facility has customary bank covenants including limiting the maximum level of total debt, the minimum level of interest coverage, and the minimum level of fixed charge coverage. As of March 1, 2005, based on the financial and debt service ratios contained in the revolving credit facility, approximately $50,000 of the facility is available for borrowing. The facility also includes an annual unused commitment fee of 0.5%.
      Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity.
      Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points and is subject to a 20-year principal and amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal.
      Williamsburg Construction Loan — The Williamsburg construction loan was incurred to construct the Williamsburg resort property. In February 2005, after drawing an additional $10,242 on this loan, we retired the loan in full using cash on hand.
      Poconos Construction Loan — The Poconos construction loan was incurred to construct the Poconos resort property. In March 2005, after drawing an additional $13,550 on this loan, we retired the loan in full using cash on hand and the proceeds of junior subordinated debentures we issued in March 2005.
      City of Sheboygan bonds — The City of Sheboygan (the City) bonds amount represents the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the Predecessor’s construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10 “Accounting for Special Assessments and Tax Increment Financing”, we have recognized as a liability the obligations for these BANs. The notes bear interest at 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of bond anticipation notes or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
      City of Sheboygan loan — The City of Sheboygan loan amount represents a loan made by the City in 2004 to the Predecessor in conjunction with the Predecessor’s construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest-bearing and matures in 2018. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.
      Junior Subordinated Debentures — Subsequent to year-end, we completed a private offering of $50,000 of trust preferred securities by Great Wolf Capital Trust I (the Trust), a Delaware statuatory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus 310 basis points. The securities mature in March 2035. In addition, we invested $1,500 in the trust’s common securities, representing 3% of the total capitalization of the trust.
      The Trust used the proceeds of the offering and our investment to purchase from us $51,500 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The cost of the trust preferred offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by the Trust. The Trust paid these costs utilizing an investment from us. The proceeds from our debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $48,400. We used the net proceeds to retire the Poconos construction loan.

Short-Term Liquidity Requirements
      Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	general and administrative expenses.
      Historically, we have satisfied our short-term liquidity requirements through operating cash flows, proceeds from borrowings and equity contributions from investors. In the future, we believe that cash provided by our operations, together with borrowing capacity under our line of credit, will be sufficient to fund our requirements for working capital, capital expenditures and debt service for the next twelve months.

Long-Term Liquidity Requirements
      Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our resorts as well as the costs associated with the development of new resorts. We expect to meet these needs through existing working capital, cash provided by operations and a combination of mortgage financing on properties being developed, additional borrowings under our revolving credit facility, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
      Our revolving credit facility and secured mortgage financing are material sources to satisfy our long-term liquidity requirements. As such, compliance with their financial and operating debt compliance covenants is material to our liquidity. Non-compliance with the covenants would have a material adverse effect on our financial condition and liquidity.
      As we develop future resorts, we expect to finance a portion of the total construction cost of each resort through a stand-alone construction loan on the resort. We expect to fund the remainder of the total construction cost through cash provided from a combination of sources, including our revolving credit facility, cash on hand and cash provided by operating activities. We expect to consider converting stand-alone construction loans to longer-term permanent financing after each resort commences operations.

Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2004:

	Payment Terms

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations(1)	$142,665	$27,794	$4,069	$30,290	$80,512
Operating Lease Obligations	1,944	371	824	749	—
Construction Contracts	45,282	45,282	—	—	—

Total	$189,891	73,447	$4,893	$31,039	$80,512

(1)	Includes $8,063 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,995 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

Working Capital
      We had $79,417 of available cash and cash equivalent assets and $11,034 of working capital (current assets less current liabilities) at December 31, 2004, compared to the Predecessor’s $3,490 of cash and cash equivalents and its working capital deficit of $(15,231) at December 31, 2003. This increase to cash and working capital, as compared to Predecessor historical amounts, are primarily due to net cash provided by the IPO.

Cash Flows

Comparison of Twelve Months Ended December 31, 2004 for the Company to Year Ended December 31, 2003 for the Predecessor

			Increase
	2004	2003	(Decrease)

Net cash provided by operating activities	$6,811	$8,126	$(1,315)
Net cash used in investing activities	(162,459)	(64,280)	(98,179)
Net cash provided by financing activities	233,575	54,854	178,721
      Operating Activities. The decrease in net cash provided by operating activities for the year ended December 31, 2004, as compared to the year ended December 31, 2003, resulted primarily from an increase in net loss in 2004.
      Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2004, as compared to the year ended December 31, 2003, resulted primarily from the purchase of the resorts as part of the IPO and increased capital expenditures in the 2004 period as compared to the 2003 period, offset by a decrease in equity escrow and an increase in proceeds from sales of assets in the 2004 period.
      Financing Activities. Net cash provided by financing activities increased for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to the IPO and additional borrowings incurred in 2004.

Comparison of Year Ended December 31, 2003 for the Predecessor to Year Ended December 31, 2002 for the Predecessor

			Increase/
	2003	2002	(Decrease)

Net cash provided by operating activities	$8,126	$376	$7,750
Net cash used in investing activities	(64,280)	(46,276)	(18,004)
Net cash provided by financing activities	54,854	49,797	5,057
      Operating Activities. The increase in net cash provided by operating activities for the year ended December 31, 2003, as compared the year ended December 31, 2002, resulted primarily from higher levels of depreciation and amortization in 2003, and a smaller net loss in 2003.
      Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2003 as compared to the year ended December 31, 2002, resulted primarily from higher levels of capital expenditures in 2003 compared to 2002.
      Financing Activities. The increase in net cash provided by financing activities for the year ended December 31, 2003, as compared to the year ended December 31, 2002, was primarily due to increased amounts of proceeds from long-term debt in 2003 compared to 2002.
Inflation
      Our resort properties are able to change room and amenity rates on a daily basis, so the impact of higher inflation can often be passed along to customers. However, a weak economic environment that decreased overall demand for our products and services could restrict our ability to raise room and amenity rates to offset rising costs.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we intend to use derivative financial instruments to manage or hedge interest rate risks related to our borrowings. We do not intend to use derivatives for trading or speculative purposes and anticipate entering into derivative contracts only with major financial institutions with investment grade credit ratings.
      As of December 31, 2004, we had total indebtedness of approximately $142,665. This debt consisted of:

•	$75,000 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$29,475 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate equal to prime plus 200 basis points. The total rate was 7.25% at December 31, 2004.

•	$8,063 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,995 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort;

•	$19,011 of variable rate debt secured by our Williamsburg resort that is under construction;

•	$5,598 of variable rate debt secured by our Pocono Mountains resort that is under construction; and

•	$1,523 of other fixed rate debt.
      As of December 31, 2004, the fair values of the mortgage loans and other secured loans approximate the carrying values as the terms are similar to those currently available to us for debt with similar risks and remaining maturities.
      In February and March 2005, we retired the Williamsburg and Poconos construction loans, respectively. In March 2005, we also issued $51,500 of junior subordinated debentures, bearing interest at a fixed rate of 7.80% through 2015. Giving pro forma effect to the retirements of the Williamsburg and Poconos construction loans and the issuance of the junior subordinated debentures, we had $169,556 of total debt, of which 83% was subject to fixed interest rates and 17% was variable rate debt.
      If the prime rate were to increase by 100 basis points, the increase in interest expense on our variable rate debt (giving effect to the repayment of the Williamsburg and Poconos construction loans in 2005, as discussed above) would decrease future earnings and cash flows by approximately $295 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $295 annually.

ITEM 8.	FINANCIAL STATEMENTS
      The following consolidated and combined financial statements are filed as part of this Annual Report on Form 10-K:

Page
No.

Consolidated and Combined Financial Statements of Great Wolf Resorts, Inc. and Subsidiaries and Great Lakes Predecessor:
Report of Independent Registered Public Accounting Firm	51
Consolidated and Combined Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of December 31, 2004 and for Great Lakes Predecessor as of December 31, 2003	52
Consolidated and Combined Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the period from December 21, 2004 through December 31, 2004 and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and for the years ended December 31, 2003 and 2002	53
Consolidated and Combined Statements of Equity for Great Wolf Resorts, Inc. and Subsidiaries for the period from December 21, 2004 through December 31, 2004 and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and for the years ended December 31, 2003 and 2002	54
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	55
Notes to Consolidated and Combined Financial Statements	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Great Wolf Resorts, Inc.
Madison, Wisconsin
      We have audited the accompanying consolidated balance sheet of Great Wolf Resorts, Inc. and subsidiaries (Great Wolf Resorts) and the combined balance sheet of Great Lakes Predecessor, as defined in Note 1 to the combined financial statements, as of December 31, 2004 and 2003, respectively, and the related consolidated statements of operations, cash flows and stockholders’ equity of Great Wolf Resorts for the period from December 21, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, cash flows and equity of Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and the years ended December 31, 2003 and 2002. These consolidated and combined financial statements are the responsibility of Great Wolf Resorts’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Great Wolf Resorts is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Great Wolf Resorts’s and Great Lakes Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Great Wolf Resorts and the combined financial position of Great Lakes Predecessor as December 31, 2004 and 2003, respectively, the consolidated results of operations and cash flows of Great Wolf Resorts for the period from December 21, 2004 (commencement of operations) through December 31, 2004, the combined results of operations and cash flows of Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2 to the combined financial statements, effective July 1, 2003, Great Lakes Predecessor adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 22, 2005

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED BALANCE SHEETS

	Great Wolf
	Resorts, Inc.	Predecessor

	December 31,

	2004	2003

	(Dollars in thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$81,417	$3,490
Accounts receivable, net of allowance for doubtful accounts of $183 and $655	881	1,877
Inventory	1,848	850
Other current assets	3,921	134
Assets of spun-off entities	—	10,382
Assets held for sale	—	15,467

Total current assets	88,067	32,200
Property and equipment, net	275,758	120,874
Equity escrow	1,564	13,722
Other assets	8,298	5,288
Goodwill	218,727	1,410

Total assets	$592,414	$173,494

LIABILITIES, MINORITY INTERESTS AND EQUITY
Current liabilities:
Current portion of long-term debt	$27,794	$9,632
Accounts payable	31,506	4,550
Accrued expenses	10,466	5,057
Advance deposits	3,129	1,153
Other current liabilities	2,138	711
Long-term debt secured by assets of spun-off entities	—	12,108
Long-term debt secured by assets held for sale	—	14,220

Total current liabilities	75,033	47,431
Mortgage debt	102,813	82,637
Other long-term debt	12,058	1,464
Deferred tax liability	11,298	—
Deferred compensation liability	2,891	—
Mandatorily redeemable ownership interests	—	11,194

Total liabilities	204,093	142,726
Minority interests	—	1,585
Commitments and contingencies
Equity:
Predecessor:
Class A voting Shares, no par value; 450 shares authorized, 329 shares issued and 300 shares outstanding at December 31, 2003		—
Class B non-voting Shares, no par value; 8,550 shares authorized, 6,251 shares issued and 5,700 shares outstanding at December 31, 2003		—
Treasury stock		(824)
Members’ equity of combined entities		31,263
Accumulated deficit		(1,256)
Great Wolf Resorts, Inc.:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,262,308 shares issued and outstanding at December 31, 2004	303
Additional paid in capital	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2004	—
Accumulated deficit	(3,842)
Shares of common stock held in deferred compensation plan	(2,200)

Total equity	388,321	29,183

Total liabilities, minority interests and equity	$592,414	$173,494

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf
	Resorts, Inc.	Predecessor	Predecessor

	Period	Period
	December 21,	January 1,
	2004	2004	Year Ended
	through	through	December 31,
	December 31,	December 20,
	2004	2004	2003	2002

	(Dollars in thousands, except per share data)
Revenues:
Rooms	$3,261	$31,438	$18,801	$—
Food and beverage	776	8,255	4,833	—
Other hotel operations	513	7,855	4,606	—
Management fees — related parties	—	1,700	2,190	2,574
Development and other fees — related parties	79	1,457	919	836

	4,629	50,705	31,349	3,410
Other revenue from managed properties	—	14,553	14,904	14,808

Total revenues	4,629	65,258	46,253	18,218

Operating expenses by department:
Rooms	298	4,917	3,265	—
Food and beverage	598	7,370	4,528	—
Other	360	6,308	4,052	—
Other operating expenses:
Selling, general and administrative	7,372	18,613	11,376	4,159
Property operating costs	295	8,810	5,283	631
Depreciation and amortization	1,897	12,925	7,744	212

	10,820	58,943	36,248	5,002
Other expenses from managed properties	—	14,553	14,904	14,808

Total operating expenses	10,820	73,496	51,152	19,810

Net operating loss	(6,191)	(8,238)	(4,899)	(1,592)
Interest income	(66)	(224)	(55)	(88)
Interest expense	280	6,748	4,413	217
(Gain) loss on sale of investments	—	(1,653)	—	13
Interest on mandatorily redeemable shares	—	1,761	(3,136)	4,479

Loss before income taxes	(6,405)	(14,870)	(6,121)	(6,213)
Income tax benefit	(2,563)	—	—	—

Loss from continuing operations	(3,842)	(14,870)	(6,121)	(6,213)
Income (loss) from discontinued operations	—	1,928	1,118	(542)

Loss before cumulative effect of change in accounting principle	(3,842)	(12,942)	(5,003)	(6,755)
Cumulative effect of change in accounting principle	—	—	460	—

Net loss	$(3,842)	$(12,942)	$(4,543)	$(6,755)

Basic loss per share	$(0.13)

Diluted loss per share	$(0.13)

Weighted average common shares outstanding:
Basic	30,132,896

Diluted	30,132,896

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

					Members’
		Additional			Equity of
	Common	Paid in	Accumulated	Deferred	Combined	Treasury	Total
	Stock	Capital	Deficit	Compensation	Entities	Stock	Equity

	(Dollars in thousands, except per share data)
Predecessor:
Balance, December 31, 2001	$2	$—	$(2,960)	$—	$452	$(354)	$(2,860)
Contributions	—	—	—	—	28,648	—	28,648
Distributions	—	—	(710)	—	—	—	(710)
Net loss	—		(513)		(6,242)	—	(6,755)
Accretion of mandatorily redeemable equity interests	—	—	—	—	(6,496)	—	(6,496)
Treasury shares repurchased	—	—	—	—	—	(470)	(470)

Balance, December 31, 2002	2		(4,183)		16,362	(824)	11,357
Contributions	—	—	—	—	29,318	—	29,318
Distributions	—	—	(318)	—	(3,538)	—	(3,856)
Net income (loss)	—	—	3,705	—	(8,248)	—	(4,543)
Accretion of mandatorily redeemable equity interests	(2)		(460)		(2,631)	—	(3,093)

Balance, December 31, 2003	—	—	(1,256)	—	31,263	(824)	29,183
Contributions	—	—	643	—	25,145	—	25,788
Distributions	—	—	(3,170)	—	(7,534)	—	(10,704)
Net income (loss)	—	—	1,582	—	(14,524)	—	(12,942)

Balance, December 20, 2004	$—	$—	$(2,201)	$—	$34,350	$(824)	$31,325

Great Wolf Resorts, Inc.:
Reclassification, net of effect of spin-off, of Predecessor’s equity, mandatorily redeemable ownership interests and minority interests	$50	$45,727	$—	$—	$—	$—	$45,777
Net proceeds from sale of common stock	161	248,506	—	—	—	—	248,667
Issuance of common stock — acquisition of resorts	91	97,628	—	—	—	—	97,719
Issuance of common stock — deferred compensation plan	1	2,199		(2,200)	—	—	—
Net loss	—	—	(3,842)	—	—	—	(3,842)

Balance, December 31, 2004	$303	$394,060	$(3,842)	$(2,200)	$—	$—	$388,321

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf
	Resorts, Inc.	Predecessor

			Predecessor
	Period	Period
	December 21,	January 1,
	2004	2004	Year Ended
	through	through	December 31,
	December 31,	December 20,
	2004	2004	2003	2002

	(Dollars in thousands)
Operating activities:
Net loss	$(3,842)	$(12,942)	$(4,543)	$(6,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,897	13,107	10,440	4,169
Non-cash employee compensation expenses	2,891	—	—	—
(Gain) loss on sale of assets	—	(5,327)	(10,967)	—
(Gain) loss on sale of investments and other	—	(1,653)	—	13
Minority interests	—	2,729	10,247	(26)
Cumulative effect of change in accounting principle	—	—	(460)	—
Deferred tax benefit	(2,563)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,564	(6,824)	(883)	(675)
Accounts payable, accrued expenses and other liabilities	815	16,959	4,292	3,650

Net cash provided by operating activities	762	6,049	8,126	376

Investing activities:
Capital expenditures for property and equipment	(115)	(111,216)	(77,060)	(46,224)
Proceeds from sale of assets	—	32,174	26,451	—
Purchases of owners’ interest, net of cash acquired	(95,460)	—
(Increase) decrease in equity escrow	—	12,158	(13,671)	(52)

Net cash used in investing activities	(95,575)	(66,884)	(64,280)	(46,276)

Financing activities:
Proceeds from equity offering	273,700	—	—	—
Payment of offering costs	(21,979)	(726)	—	—
Principal payments on long-term debt	(152,417)	(16,805)	(17,765)	(3,523)
Proceeds from issuance of long-term debt	75,000	68,330	63,496	29,018
Payment of loan costs	(2,153)	(2,569)	(2,351)	(1,897)
Member contributions	—	25,788	29,318	24,648
Member distributions	—	(11,370)	(3,856)	(710)
Purchase of treasury stock	—	—	—	(470)
Changes in mandatorily redeemable ownership interests	—	1,761	(3,136)	4,479
Net distributions to minority investors	—	(2,985)	(10,852)	(1,748)

Net cash provided by financing activities	172,151	61,424	54,854	49,797

Net increase (decrease) in cash and cash equivalents	77,338	589	(1,300)	3,897
Cash and cash equivalents, beginning of period	4,079	3,490	4,790	893

Cash and cash equivalents, end of period	$81,417	$4,079	$3,490	$4,790

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest	$698	$6,317	$4,786	$493
Land contributed for membership interest	$—	$—	$—	$4,000
See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	ORGANIZATION
      The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. Through our controlling interest in Great Wolf Resort Operating Partnership, L.L.L.P., or the “Operating Partnership,” of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we develop, own and operate family entertainment resorts.
      We were formed to succeed to certain businesses of the Great Lakes Predecessor (the Predecessor), which was not a legal entity but rather a combination of numerous entities. The Predecessor consisted of the following, all of which were under common management:

•	The Great Lakes Companies, Inc. (GLC), and its consolidated subsidiaries;

•	Great Wolf Lodge of Traverse City, LLC;

•	Great Wolf Lodge of Kansas City, LLC;

•	Blue Harbor Resort Sheboygan, LLC;

•	Great Wolf Lodge of Williamsburg, LLC; and

•	Great Wolf Lodge of the Poconos, LLC
      The Predecessor financial statements do not include entities that owned Great Wolf Lodges in Wisconsin Dells, Wisconsin and Sandusky, Ohio. These entities, although they were managed by GLC, were controlled by affiliates of AIG SunAmerica, Inc.
      The Predecessor has developed and operated hotels and multifamily housing projects since 1995. In 1999, the Predecessor began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, the Predecessor opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, the Predecessor opened the Blue Harbor Resort in Sheboygan, Wisconsin. Additionally in 2004, the Predecessor had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania, and had licensed a resort owned by a third party that was under construction in Niagara Falls, Ontario (Canada).
      We were incorporated in May 2004 as a Delaware corporation in anticipation of the initial public offering of our common stock (the IPO). The IPO closed on December 20, 2004, concurrently with the completion of various formation transactions (the Formation Transactions).
      Pursuant to the Formation Transactions:

•	The Predecessor contributed its hotel management and multifamily housing management and development assets, which were unrelated to the resort business, to two subsidiaries of the Predecessor and then distributed the interests in those subsidiaries to the former shareholders of GLC.

•	We effected, through our Operating Partnership, the acquisition of GLC and each resort-owning entity. Pursuant to these acquisitions, investors of GLC and the resort-owning entities received cash, unregistered shares of our common stock or a combination of cash and unregistered shares of our common stock. We issued 13,901,947 shares of our common stock and paid approximately $97,600 in cash in connection with these acquisitions.

•	We issued an aggregate of 130,949 shares of unregistered common stock to holders of tenant in common interests in two of our resorts.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      These transactions consolidated the ownership of our resort properties and property interests to Great Wolf Resorts. During the period from our formation until we commenced operations upon closing of the IPO on December 20, 2004, we did not have any material corporate activity.
      The IPO consisted of the sale of 16,100,000 shares of common stock at a price per share of $17.00, generating gross proceeds of $273,700. The net proceeds to us were approximately $248,700 after deducting an aggregate of $19,200 in underwriting discounts and commissions paid to the underwriters and $5,800 in other expenses directly related to the issuance of common stock (such as professional fees and printing fees) incurred in connection with the IPO.
      As of December 31, 2004, we develop, own and operate four Great Wolf Lodge resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own two Great Wolf Lodge resorts that we are developing and that are under construction and scheduled to open for business during 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation and Combination — For the period subsequent to the IPO, the accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests (other than property contributed by GLC) contributed to the Operating Partnership by the Predecessor and other investors have been accounted for as purchases, and the excess of the purchase price over the related historical cost bases has been allocated to the assets acquired and liabilities assumed. For the period prior to our IPO, the accompanying combined financial statements include all of the accounts of the Predecessor. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.
      Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when acquired. Cash is invested with quality federally insured institutions that are members of the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC or any other government agency. We have not realized any losses in such cash investments and we believe that these investments are not exposed to any significant credit risk.
      Allowance for Doubtful Accounts — An allowance for doubtful accounts is provided when it is determined that it is more likely than not a specific account will not be collected. Bad debt expense for the period January 1, 2004 through December 20, 2004 and the years ended December 31, 2003 and 2002 was $239, $524, and $110, respectively, and writeoffs of accounts receivable for the period January 1, 2004 through December 20, 2004 and the years ended December 31, 2003 and 2002 were $116, $136, and $22, respectively. There was no bad debt expense or writeoffs during the period December 21, 2004 through December 31, 2004.
      Inventory — Inventories are recorded at the lower of cost or market.
      Property and Equipment — Investments in property and equipment are recorded at cost, except in the case of acquired property and equipment, which is record at its estimated fair value. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings and improvements	40 years
Land improvements	15 years
Furniture, fixtures and equipment, including waterpark equipment	3-10 years

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We periodically review the estimated useful lives we have assigned to our depreciable assets to determine whether those useful lives are reasonable and appropriate.
      Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. Interest capitalized totaled $1,918, $1,381, and $574 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Loan Fees — Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $5,174, $2,938 and $1,724 as of December 31, 2004, 2003 and 2002, respectively. Amortization of loan fees was $1,386, $1,698, $1,137, and $984 for the period December 21, 2004 through December 31, 2004, the period January 1, 2004 through December 20, 2004, and the years ended December 31, 2003 and 2002, respectively. Included in loan fee amortization for the period December 21, 2004 through December 31, 2004, were $1,283 of loan fees that were written off due to repayment of debt in conjunction with the IPO.
      Assets Held for Sale — The Predecessor classified as held for sale those properties that were actively marketed for sale. A property classified as held for sale was carried at the lower of its book value or estimated fair value less costs to sell. Depreciation of the held for sale property’s assets was ceased at the time the property is classified as held for sale. The Predecessor segregated the property and equipment, and long-term debt relating to the held for sale properties on its combined balance sheets. The Predecessor segregated the operating activity and any gains or losses upon disposition relating to the held for sale properties in income (loss) from discontinued operations in its combined statements of operations.
      Equity Escrow — For certain of the entities included in the accompanying combined financial statement, the Predecessor raised equity from members through private placements. Equity amounts raised through these private placements are held in escrow and used in construction of resorts. We are only permitted to use these funds for the construction of the applicable resorts. The funds are held in a bank account which exceeds the FDIC insurance limit.
      Goodwill — The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We recorded goodwill in connection with the Formation Transactions. The Predecessor’s goodwill resulted from the acquisition of a hotel in 2000. Effective January 1, 2002, the Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142, which states that goodwill should not be amortized but instead tested for impairment and adjusted, if applicable. Accordingly, the Predecessor ceased amortization of goodwill as of January 1, 2002.
      In connection with SFAS 142, we are required to assess goodwill and intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. The Predecessor performed its initial goodwill impairment assessment on January 1, 2002 in connection with the adoption of SFAS 142 and determined that the carrying amounts of its reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Predecessor’s results of operations during 2002. Subsequent to the initial assessment, an assessment of goodwill has been performed annually, or more frequently if circumstances indicated impairment may have occurred, and during the years ended December 31, 2004, 2003 and 2002 determined that no such impairment had occurred.
      Impairment of Long-Lived Assets — When circumstances, such as adverse market conditions, indicate that the carrying value of a long — lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairment losses in any of the periods presented.
      Minority Interests — The Predecessor recorded the non-owned equity interests of its consolidated subsidiaries as minority interests on the combined balance sheets. The Predecessor recognized losses that exceed the minority interest party’s capital in a consolidated entity. Distributions that exceed the minority interest partner’s capital in a consolidated entity were recorded as distributions in excess of minority interest capital expense.
      Derivative Instruments — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 137 and SFAS 138 amended certain provisions of SFAS 133. The Predecessor did not generally enter into derivative instruments; certain of the Predecessor’s contracts, however, contained derivative instruments as defined in SFAS 133. The Predecessor’s implementation of SFAS 133 resulted in the classification of certain derivative instruments as liabilities.
      Revenue Recognition — We earn revenue from our resort operations, and from development and other related services. The Predecessor also earned revenue from its hotel operations and hotel and multifamily management and development services. We also recognize revenue from rooms, food and beverage, and other operating departments at the resorts as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the balance sheets. We recognize development fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date costs incurred compared to total expected costs) for longer-term projects.
      Gains on Sales of Real Estate — SFAS No. 66, “Accounting for Sales of Real Estate,” requires an entity to recognize gains on sales of real estate only when a sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, and risks and rewards of ownership are transferred to the buyer. The Predecessor accounted for gains on sales of real estate in accordance with the provisions of SFAS 66. In the period from January 1, 2004 through December 20, 2004, the Predecessor recognized a gain on sale of real estate of $1,072 from the sale of land owned in Ontario, Canada and $581 from the sale of land in Beckley, West Virginia. No gains or losses on sales of real estate were recognized between December 21, 2004 and December 31, 2004.
      Income Taxes — The Predecessor was comprised of a Subchapter S Corporation and limited liability companies. Under applicable federal and state income tax rules, the net income or loss of each of these entities was reportable in the income tax returns of the stockholders, partners and members of the entities. Accordingly, no income tax provision was included in the accompanying combined financial statements.
      Subsequent to the IPO, we and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Under the liability method prescribed by SFAS 109, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.
      Advertising — Advertising costs are expensed as incurred. Advertising expense for the period December 21, 2004 through December 31, 2004, the period January 1, 2004 through December 20, 2004 and the year

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2003 was $135, $3,148, and $2,218, respectively; advertising expense for 2002 was insignificant.
      IPO Costs — Underwriting commissions and other costs directly related to sale of our common stock in the IPO are reflected as a reduction of additional paid-in-capital. Included in selling, general and administrative expenses are $5,550 and $863 of other expenses incurred as a result of the IPO transactions, for the period January 1, 2004 through December 20, 2004 and December 21, 2004 through December 31, 2004, respectively. These expenses include a debt prepayment penalty, write-offs of loan fees related to debt repaid or refinanced in conjunction with the IPO and bonuses due to certain executives, pursuant to their employment arrangements, as a result of the IPO.
      Segments — We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal segment.
      Stock Based Compensation — We have issued stock options under our 2004 Stock Incentive Plan. As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” we have elected to account for such options in accordance with APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under APB 25, the total compensation expense recognized is equal to the difference between the award’s exercise price and the underlying stock’s market prices at the measurement date. Stock options were granted at their fair market value; therefore no compensation expense was recorded in the period December 21, 2004 through December 31, 2004. Had compensation costs been determined under the fair value method as set forth in SFAS 123, the Company’s pro forma net loss and net loss per share for the period December 21, 2004 through December 31, 2004, would have been as follows:

Net loss, as reported	$(3,842)
Compensation expense, SFAS 123 fair value method	(48)

Pro forma net loss	$(3,890)

Pro forma net loss per share — Basic	$(0.13)
Pro forma net loss per share — Diluted	$(0.13)
      The weighted average fair value for the options granted in 2004 was $4.82. The SFAS 123 fair value of options granted in 2004 was estimated using a Black-Scholes option-pricing model with the following assumptions:

Dividend yield	—
Weighted-average, risk free interest rate	3.65%
Weighted-average, expected life of option	5.0 years
Expected stock price volatility	23%
      Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
      New Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142. SFAS 142 eliminates the amortization of goodwill and replaces it with a requirement to conduct an impairment analysis of the carrying value of the goodwill at least annually, and more often as circumstances warrant. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Predecessor adopted SFAS 142 on January 1, 2002.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of after January 1, 2002 and where the Predecessor had no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Predecessor adopted SFAS 144 on January 1, 2002. Certain of the Predecessor’s hotel properties were classified as held for sale in the accompanying combined balance sheets and, accordingly, the operating results of those properties were recorded in discontinued operations in the combined statements of operations. A long-lived asset to be distributed to owners in a spinoff is disposed of when it is distributed. In a period in which a component of an entity has been disposed of, the results of operations of the entity for current and prior periods are reported in discontinued operations. Certain assets of subsidiaries of the Predecessor that have been spun off in connection with the Formation Transactions are classified as assets of spun-off entities. The results of operations for these spun-off entities are recorded in discontinued operations in the combined statements of operations.
      Effective January 1, 2002, the Predecessor adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” EITF 01-14 establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the statements of operations. In accordance with EITF 01-14, the Predecessor included in operating revenues and expenses the reimbursement of costs it incurs on behalf of the third-party owners of hotels managed by GLC. These costs relate primarily to payroll and benefit costs at managed hotels where GLC is the employer. The Predecessor received reimbursements for these costs based upon its costs with no added margin. Therefore, the adoption of EITF 01-14 did not impact its operating results, cash flows or financial position. The Predecessor adopted EITF 01-14 by retroactively applying it to all periods presented in the accompanying combined financial statements. The effect of adopting EITF 01-14 was an increase in operating revenues and expenses of $14,553, $14,904 and $14,808 for the period January 1, 2004 through December 20, 2004, and the years ended December 31, 2003 and 2002, respectively.
      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (FIN 45), was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. There was no financial statement impact from the adoption of FIN 45.
      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The original provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. For arrangements entered into before February 1, 2003, the provisions of FIN 46 applied in the first fiscal year or interim period beginning after June 15, 2003.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      In December 2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify some of its provisions. FIN 46R deferred the effective date for FIN 46 for arrangements entered into before February 1, 2003 and results in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Variable interest entities created after January 31, 2003 but prior to December 24, 2003, may be accounted for either based on the original or the revised interpretations. Variable interest entities created after December 24, 2003 must be accounted for under the revised interpretations. FIN 46R is effective for periods ending after March 15, 2004. The Predecessor applied FIN 46 to variable interest entities created after January 31, 2003 for the year ended December 31, 2003. The Predecessor applied FIN 46R to variable interest entities effective January 1, 2004. Prior to the implementation of FIN 46 and FIN 46R, the Predecessor consolidated entities for which it controlled major management and operating decisions. There was no financial statement impact from the adoption of FIN 46 and FIN 46R.
      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires the classification of certain financial instruments that were previously classified as equity to be classified as liabilities. The implementation of SFAS 150 is effective for financial instruments issued or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Predecessor’s implementation of SFAS 150 resulted in the classification of certain mandatorily redeemable interests as liabilities, resulting in a cumulative effect of a change in accounting principle of $460 for the year ended December 31, 2003.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123R is effective for periods beginning after July 1, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. We have not completed our evaluation of the impact of adopting SFAS 123R.

3.	PURCHASE ACCOUNTING IN CONNECTION WITH THE IPO
      The IPO closed on December 20, 2004. In conjunction with the Formation Transactions completed on that date, we issued a total of 14,032,896 shares of our common stock. We also paid cash of approximately $97,600 to buy-out certain investors in the resort-owning entities and interests held by AIG SunAmerica, Inc. in the Wisconsin Dells and Sandusky entities.
      We recorded the Formation Transactions by applying the purchase method of accounting in connection with GLC’s acquisition of the seven resort-owning entities. Through the exchanges of shares of GLC for shares of our common stock, GLC’s shareholders as a group had the largest minority portion of any organized group of shareholder interest in our company, and GLC’s former senior management comprises our senior management. Accordingly, as prescribed by SFAS No. 141, “Business Combinations,” GLC was identified as the accounting acquirer. We issued 9,123,819 shares of our common stock with a value of $155,104 to the owners of the seven resort-owning entities. The value of our shares issued was determined based on the IPO price of $17.00 per share. Net of the effects of the carryover in book value from the Predecessor to us of (1) the resorts’ equity included in the Predecessor’s December 20, 2004 equity balance, (2) the resorts’ mandatorily redeemable ownership interests and (3) the resorts’ minority interests, the total increase in our equity from the issuance of these 9,123,819 shares was $97,719.
      We also issued 4,909,077 shares of our common stock to the shareholders of GLC, the accounting acquirer. As GLC’s equity was carried forward to us at historical cost, the issuance of these shares did not

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
affect our total equity balance, but instead resulted in a reclassification of $50 from additional paid-in capital to common stock.
      In conjunction with purchase accounting we:

•	Recorded property and equipment, other assets, debt and other liabilities at their preliminarily estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the preliminarily estimated fair value and the tax basis of assets acquired from the seven resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%;

•	Eliminated mandatorily redeemable interests of the Predecessor due to the conversion of those ownership interests to our common stock in conjunction with the Formation Transactions; and

•	Recorded as goodwill the excess of consideration in the purchase transaction over the fair value of net tangible assets acquired from the seven resort-owning entities.
      The following summarizes the purchase accounting piece of the Formation Transactions:

Value of Great Wolf Resorts common stock issued	$155,104
Cash paid	97,615

Total cost of acquisition	252,719
Fair value of debt assumed	207,547
Fair value of property and equipment acquired	(276,424)
Deferred tax liability recorded	11,298
Fair value of other assets and liabilities	23,587

Goodwill	$218,727

      Some of the values and amounts used in the application of purchase accounting for our consolidated balance sheet are based on preliminary estimates and assumptions. These estimates and assumptions are subject to possible change as we finalize them in 2005.
      The following pro forma information is presented assuming the IPO and Formation Transactions had been completed as of January 1, 2003. In management’s opinion, all pro forma adjustments necessary to reflect the material effects of these transactions have been made. The pro forma information does not purport to present what the actual results of operations would have been if the IPO and Formation Transactions had occurred on such date, nor to project the results of operations for any future period.
Pro Forma Information

	2004	2003

	(Unaudited)
Total revenues	$91,036	$68,920
Net loss	(9,331)	(646)
Loss per basic and diluted share	$(0.31)	$(0.02)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

	December 31,

	2004	2003

Land and improvements	$21,242	$16,455
Building and improvements	80,116	32,778
Furniture, fixtures and equipment	82,470	51,488
Construction in process	92,544	25,933

	276,372	126,654
Less accumulated depreciation	(614)	(5,780)

Property and equipment, net	$275,758	$120,874

5.	LONG-TERM DEBT
      Long-term debt consists of the following:

	December 31,

	2004	2003

Mortgage Debt:
Senior credit facility	$—	$—
Traverse City/ Kansas City Mortgage Loan	75,000	—
Sheboygan Construction Loan	29,475	10,326
Williamsburg Construction Loan	19,011	554
Poconos Construction Loan	5,598	—
Pre-IPO Mortgage Loans	—	74,470
Other mortgage debt	1,523	—
Other Debt:
City of Sheboygan bonds	8,063	1,468
City of Sheboygan loan	3,995	—
Lines of credit	—	6,682
Notes payable	—	233

	142,665	93,733
Less current portion of long-term debt	(27,794)	(9,632)

	$114,871	$84,101

      Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and is not drawn as of December 31, 2004. Future borrowings under this facility will bear interest at LIBOR plus a margin of 2.25% to 3.00% depending upon our leverage ratio from time to time. The maximum amount of indebtedness we may incur under the facility is equal to 3.75 multiplied by the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts securing the facility plus up to $5,400 relating to enhancements to the waterpark facility for the Wisconsin Dells property. The facility has customary bank covenants including limiting the maximum level of total debt,

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
the minimum level of interest coverage, and the minimum level of fixed charge coverage. The facility also includes an annual unused commitment fee of 0.5%.
      Traverse City/ Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at December 31, 2004.
      Sheboygan Construction Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the construction loan covenants at December 31, 2004.
      Williamsburg Construction Loan — The Williamsburg construction loan was incurred to construct the Williamsburg resort property. In February 2005, after drawing an additional $10,242 on this loan, we retired the loan in full using cash on hand.
      Poconos Construction Loan — The Poconos construction loan was incurred to construct the Poconos resort property. In March 2005, after drawing an additional $13,550 on this loan, we retired the loan in full using cash on hand and the proceeds of junior subordinated debentures we issued in March 2005.
      Pre-IPO Mortgage Loans — Prior to the IPO, the Predecessor maintained mortgage loans on each of the Traverse City and Kansas City resorts. Those loans, totaling $72,298 at the IPO, were repaid using a portion of the proceeds from the IPO.
      Also, as part of the Formation Transactions, we assumed $75,648 of debt from the Wisconsin Dells and Sandusky resorts. This debt was paid off using a portion of the proceeds from the IPO.
      City of Sheboygan bonds — The City of Sheboygan (the City) bonds amount represents the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the Predecessor’s construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for these BANs. The notes bear interest at 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of bond anticipation notes or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
      City of Sheboygan loan — The City of Sheboygan loan amount represents a loan made by the City in 2004 to the Predecessor in conjunction with the Predecessor’s construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest-bearing and matures in 2018. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.
      Lines of Credit — The lines of credit were borrowings of GLC and were generally secured by business security agreements, which pledged as collateral GLC’s assets, assignments of stockholder interests of GLC’s principals and guarantees of GLC’s stockholders. These borrowings were terminated as of the IPO.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Junior Subordinated Debentures — In March 2005, we completed a private offering of $50,000 of trust preferred securities through Great Wolf Capital Trust I (the Trust), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points. The securities mature in March 2035. In addition, we invested $1,500 in the trust’s common securities, representing 3% of the total capitalization of the trust.
      The Trust used the proceeds of the offering and our investment to purchase from us $51,500 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The cost of the trust preferred offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by the Trust. The Trust paid these costs utilizing an investment from us. The proceeds from our debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $48,400. We used the net proceeds to retire the Poconos construction loan.
      Future Maturities — Future principal requirements on long-term debt are as follows:

2005	$27,794
2006	1,925
2007	2,144
2008	28,721
2009	1,569
Thereafter	80,512

Total	$142,665

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      As of December 31, 2004 and 2003, the fair values of the mortgage loans and other secured loans approximate the carrying values as the terms are similar to those currently available to us for debt with similar risks and remaining maturities.
      The carrying amounts for cash and cash equivalents, other current assets, equity escrows and accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

7.	INCOME TAXES
      For the period December 21, 2004 through December 31, 2004, we incurred a pre-tax loss of $(6,405) and recorded an income tax benefit of $(2,563) on that pre-tax loss. That income tax benefit amount differs from the federal statutory income tax rate due to the effect of state and local taxes. Our income tax benefit for that period consists of a deferred federal amount of $2,243 and a deferred state amount of $320. Our deferred tax asset of $2,563 results from the effect of recording this benefit on our net operating loss carryforward of $(6,405) in the period and is included in other current assets in the consolidated balance sheet. That carryforward expires in 2019. We believe all of the net operating loss carryforwards will be realized; therefore we have not established any valuation allowance on the deferred tax asset as of December 31, 2004.
      Our deferred tax liability of $11,298 as of December 31, 2004 was recorded in conjunction with purchase accounting entries associated with the IPO and the Formation Transactions. As required by SFAS No. 141, we recorded a deferred tax liability resulting from the tax-effected difference between the fair value and the tax basis of assets acquired from the seven resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%. The deferred liability results substantially from the effects of accelerated depreciation and amortization of fixed assets.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

8.	RELATED-PARTY TRANSACTIONS
      The Predecessor provided management, development, accounting, central reservations and other services to the real estate entities invested in by the Predecessor and to affiliates of the owners of the Predecessor. All management, development and other fees were earned from entities for which GLC or its stockholders are the managing members or investees. Amounts due from related parties were $1,521 at December 31, 2003.
      We and the Predecessor have regularly used an aircraft owned by an entity owned by several of our stockholders. Payments of $235, $149, and $122 were made in the period January 1, 2004 through December 20, 2004, and the years ended December 31, 2003 and 2002, respectively, for the lease of the aircraft for company business. There were no payments made in the period December 21, 2004 through December 31, 2004. The entity that owns the aircraft also had one employee for whom Predecessor provided payroll and benefit services, the costs of which were reimbursed by the entity.
      A member of our senior management owns a 25% interest in the entity that leases space at the Great Wolf Lodge in Wisconsin Dells and operates the spa located within that resort. That entity made payments of $44, $35 for the period January 1, 2004 through December 20, 2004 and the year ended December 31, 2003, respectively, to the resort and no payment in 2002 or the period December 21, 2004 through December 31, 2004.
      The Predecessor received fees from an affiliate in connection with arranging the financing transactions for certain of the Predecessor’s resorts. Total fees received by the Predecessor from this entity were $604, $395 and $432 for the period January 1, 2004 through December 20, 2004, and the years ended December 31, 2003 and 2002, respectively. There were no fees received for the period December 21, 2004 through December 31, 2004.
      We provide administrative services for a non-resort hotel entity and a multifamily housing entity owned by certain current and former members of our senior management. Amounts due to us at December 31, 2004 were insignificant. At December 31, 2004, we owed the multifamily housing entity $472 for amounts they had provided to us. This amount was repaid in January 2005.
      At December 31, 2004, we owed an affiliate $3,202 for amounts collected on behalf of the affiliate. This amount was repaid in January 2005.

9.	COMMITMENTS AND CONTINGENCIES
      Legal Matters — In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
      Letter of Credit — In connection with the construction of the Blue Harbor Resort, we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2005. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in cash and cash equivalents on the consolidated balance sheet at December 31, 2004.
      Guarantees — Based on certain criteria, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for that guarantee. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. In connection with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin, Blue Harbor Resort Sheboygan, LLC (BH Resort LLC) entered into agreements with the City of Sheboygan and The Redevelopment Authority of the City of Sheboygan, Wisconsin (collectively, the City) whereby the City funded certain costs of construction. The City funded $4,000 toward

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
the construction of the Blue Harbor Resort and related public improvements and $8,200 toward construction of a convention center connected to the resort.
      In exchange for the $4,000 funding, BH Resort LLC guaranteed real and personal property tax payments over a fourteen-year period totaling $16,400. This obligation is also guaranteed jointly by us and by three of our stockholders. The guarantee was entered into on July 30, 2003.
      In exchange for the $8,200 funding, BH Resort LLC entered into a lease for the convention center with the City. The initial term of the lease is 25 1/2 years with 15, 5-year renewal options. Under the lease, BH Resort LLC will satisfy repayment of the $8,200 funding by making guaranteed room tax payments totaling $25,944 over the initial term of the lease. This obligation is also guaranteed jointly by us and by three of our stockholders. This guarantee was also entered into on July 30, 2003.
      As Blue Harbor Resort is a consolidated subsidiary, the debt related to the $4,000 and $8,200 fundings is included in the accompanying consolidated balance sheet and we have not recorded any liability related to the guarantees on those fundings.
      Commitments — We lease office space, storage space and office equipment under various operating leases. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2005	$371
2006	424
2007	400
2008	406
2009	343

Total	$1,944

      Rent expense for the years ended December 31, 2004, 2003 and 2002 was not significant.
      We also have commitments on contracts to build the Predecessor’s resorts under construction. Commitments on these contracts total $45,282 for periods subsequent to December 31, 2004.
      Under a program available in the State of Kansas, the Predecessor entered into a transaction with a local government for the sole purpose of enabling the Predecessor to save approximately $800 in sales and compensation use taxes that would have been otherwise payable on materials and equipment incorporated into the Predecessor’s resort in Kansas City, Kansas. To effect the transaction, the Predecessor transferred title to the site and the resort to the local government, which leased the resort back to the Predecessor with an option (and ultimately the obligation) to purchase for a nominal amount at the end of the lease term. The local government issued $42,260 of industrial revenue bonds (“IRBs”), which were purchased by the Predecessor. The purchase of the IRBs was funded by the deposit of proceeds of a third-party construction loan with the bond trustee for application to payment of costs of the resort. In connection with the IPO, the Predecessor gave notice of the exercise of its option to purchase the Kansas City, Kansas resort and tendered the IRBs plus the nominal option price to effect the purchase. The local government authorized the transfer of title back to Predecessor, and executed and delivered a deed and bill of sale.

10.	RETIREMENT PLAN
      We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
discretionary and are based on a percentage of employee contributions. Contributions to the plan were $193, $166, and $131 for the period January 1, 2004 through December 20, 2004, and the years ended December 31, 2003 and 2002, respectively. There were no contributions for the period December 21, 2004 through December 31, 2004.

11.	EQUITY
      General — The Predecessor was comprised of a Subchapter S Corporation and limited liability companies. As a result, equity for the Predecessor included par value and retained earnings (for the Subchapter S Corporation) and members’ equity (for the limited liability companies). The entities included in the Predecessor’s combined historical financial statements conducted business under various operating agreements. These agreements governed the various classes of members, distribution preferences, payment of dividends, liquidation preferences and voting rights.
      Members’ Equity of Combined Entities — The Predecessor’s combined financial statements included certain entities that were under common management by GLC. Members’ equity of combined entities on the combined balance sheets represents the portion of owners’ equity of those combined entities not owned by GLC.
      Treasury Stock — The Predecessor accounted for repurchases of treasury shares under the cost method. Treasury stock consisted of 29 Series A shares and 551 Series B shares at December 31, 2003.
      Mandatorily Redeemable Ownership Interests — In accordance with the provisions of SFAS 150, the Predecessor identified the following items as meeting the criteria of a mandatorily redeemable financial instrument:

•	Class A and Class B shares of GLC. GLC was obligated to redeem in cash the A Shares and B Shares of a shareholder who died or incurred certain triggering events (as defined in the Term Sheet of Buy and Sell Provisions for Shares in The Great Lakes Companies, Inc.). The redemption price was calculated by a formula using GLC’s net operating income and a multiple based on the type of triggering event, as described in the Term Sheet. Both the A Shares and the B shares contained restrictions on transfers and sales by the stockholders.

•	Class B Units of Great Wolf Lodge of Kansas City, LLC. In accordance with provisions in the Kansas City LLC Agreement, the LLC was required to redeem in cash the Class B Units no later than the fifth anniversary date of the operating commencement date of the Kansas City resort. The redemption price was based on the greater of fair value or an internal rate of return.
      The rights of GLC’s shareholders and Great Wolf Lodge of Kansas City’s Class B unitholders to require the Predecessor to redeem these equity instruments represented embedded derivative instruments. The Predecessor recorded these derivative instruments at their estimated fair values at each of the reporting dates in the Predecessor’s accompanying combined balance sheets. The fair values of the derivative instruments were included in mandatorily redeemable ownership interests. For each period presented, the Predecessor marked the underlying derivative to its estimated fair value. The change in the estimated fair value between periods was included in interest on mandatorily redeemable ownership interests in the accompanying combined statements of operations.
      The Predecessor adopted the provisions of SFAS 150 effective July 1, 2003. Prior to the adoption of SFAS 150, the Predecessor accounted for the Kansas City Class B units under the provisions of EITF Issue No. D-98. In accordance with that pronouncement, the Predecessor accounted for the Kansas City Class B units as a mandatorily redeemable security and classified the redemption amount outside of equity in the combined balance sheet. The security was initially recorded at its fair value at date of issue, using accepted

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
valuation techniques, and the security was adjusted to its estimated redemption amount at each balance sheet date and recorded as mandatorily redeemable ownership interests. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, or FSP 150-3, indefinitely deferring the measurement provisions of SFAS 150 with respect to certain minority interests in consolidated ventures entered into prior to November 5, 2003. As a result, the Predecessor thereafter continued to account for the Kansas City security under the provisions of EITF D-98.
      As of December 31, 2003, the Predecessor has classified $11,194 related to these mandatorily redeemable items as liabilities in the combined balance sheet.
      Deferred Compensation Plan — In 2004, we established a deferred compensation plan for certain of our executives. The plan allows for contributions by both the participants and us. Pursuant to their employment arrangements, certain executives received bonuses upon completion of the IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. Accordingly, we recorded $691 of non-cash employee compensation in the period December 21, 2004 through December 31, 2004.
      Earnings per Share  — We calculate our basic earnings per common share by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which there is a loss, potentially dilutive stock equivalents are excluded from the computation of diluted weighted average shares outstanding as the effect of those potentially dilutive items is anti-dilutive. In accordance with the provisions of EITF 97-14, the shares of common stock held in our deferred compensation plan are treated as treasury stock for purposes of our earnings per share computations and therefore excluded from the basic and diluted earnings per share calculations. Basic and diluted earnings per common share are as follows:

Period
December 21,
2004
through
December 31,
2004

Net loss attributable to common shares	$(3,842)
Weighted average common shares outstanding — basic and diluted	30,133
Net loss per share — basic and diluted	$(0.13)

12.	STOCK OPTIONS
      Under the Great Wolf Resorts, Inc. 2004 Incentive Stock Plan, we grant incentive stock options and/or nonqualified stock options to employees and directors. The Plan authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The options vest over a three-year period and expire after ten years. For all options granted to date, the exercise price was equal to the fair market value of the underlying stock on the date of grant.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, we have granted 1,656,300 stock options, all at an exercise price of $17.00. No options were exercisable during the period from December 21, 2004 through December 31, 2004.

13.	DISCONTINUED OPERATIONS
      As of December 31, 2001, an office building held by one of the Predecessor’s subsidiaries was classified as held for sale. The building was sold in 2002. The gain realized upon sale was not recognized because GLC had continuing involvement in the real estate after the sale. In May 2004, GLC was released from the guarantee of the buyer’s mortgage and the sale was recognized, resulting in a gain of $548. The operating activity of this office building and the related gain is included in discontinued operations in the combined statements of operations.
      As of December 31, 2002, the Predecessor had five hotels classified as held for sale. Three of these hotels were sold in 2003, resulting in a gain of $10,967, and the remaining two hotels were sold in 2004, resulting in a gain of $4,779. Operating results and the gain on disposition for the hotels classified as held for sale are included in income (loss) from discontinued operations in the combined statements of operations for the period January 1, 2004 through December 20, 2004 and the years ended December 31, 2003, and 2002.
      On December 20, 2004, in connection with the Formation Transactions, the Predecessor spun-off its non-resort interests to the existing shareholders of GLC. As a result, we have included the operations of the spun-off entities in discontinued operations for all periods.
      Operating activity of the discontinued operations consisted of the following:

	Period
	January 1,
	2004
	through	Year Ended December 31,
	December 20,
	2004	2003	2002

Revenues	$4,859	$10,896	$16,596
Expenses	(5,529)	(10,498)	(17,164)
Gain on sale	5,327	10,967	—
Minority interests	(2,729)	(10,247)	26

Income (loss) from discontinued operations	$1,928	$1,118	$(542)

      Interest on mortgage debt related to properties sold or spun off has been included in the operating results above.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following tables sets forth certain items included in our and the Predecessor’s consolidated and combined financial statements for each quarter of the years ended December 31, 2004 and 2003.

	Predecessor

	First	Second	Third	Fourth
2003:	Quarter	Quarter	Quarter	Quarter

Total Revenues	$5,082	$13,030	$15,659	$12,482
Operating income (loss)	(2,092)	(298)	1,149	(3,658)
Net income (loss) before cumulative effect of change in accounting principle	(373)	(116)	1,185	(5,699)
Cumulative effect of change in accounting principle			460
Net income (loss)	(373)	(116)	1,645	(5,699)

					Great Wolf
	Predecessor				Resorts, Inc.

				Period	Period
				October 1,	December 21,
				2004	2004
				through	through
	First	Second	Third	December 20,	December 31,
2004:	Quarter	Quarter	Quarter	2004	2004

Total Revenues	$14,752	$15,344	$22,158	$13,004	$(4,629)
Operating income (loss)	(84)	(4,385)	1,593	(5,362)	(6,191)
Net income (loss)	(1,830)	(4,993)	1,953	(8,072)	(3,842)
Basic and diluted earnings per share					$(0.13)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by the Securities and Exchange Commission’s rules, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      This information is hereby incorporated by reference from the Proxy Statement (under the headings “The Election of Directors” and “The Executive Officers”).

ITEM 11.	EXECUTIVE COMPENSATION
      This information is hereby incorporated by reference from the Proxy Statement (under the heading “Executive Compensation”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      This information is hereby incorporated by reference from the Proxy Statement (under the heading “Ownership Of Our Common Stock”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      This information is hereby incorporated by reference from the Proxy Statement (under the heading “Certain Relationships And Related Transactions”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      This information is hereby incorporated by reference from the Proxy Statement (under the heading “Relationship With Independent Public Accountants”).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements
      The financial statements included in this Annual Report on Form 10-K are provided under Item 8.
      (a)(2) Financial Statement Schedules
      All schedules are omitted since the required information is not present in amounts sufficient to require submission to the schedule or because the information required is included in the financial statements and notes thereto.
      (a)(3) Exhibits
      See Index to Exhibits.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 22, 2005

Signature	Title	Date

/s/ John Emery John Emery	Chief Executive Officer (Principal Executive Officer)	March 22, 2005

/s/ James A. Calder James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005

/s/ Bruce D. Neviaser Bruce D. Neviaser	Chairman of the Board	March 22, 2005

/s/ Elan Blutinger Elan Blutinger	Director	March 22, 2005

/s/ Randy Churchey Randy Churchey	Director	March 22, 2005

Michael M. Knetter	Director	March 22, 2005

/s/ Alissa N. Nolan Alissa N. Nolan	Director	March 22, 2005

/s/ Howard Silver Howard Silver	Director	March 22, 2005

Craig A. Stark	President and Director	March 22, 2005

/s/ Marc B. Vaccaro Marc B. Vaccaro	Director	March 22, 2005

INDEX TO EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.

Exhibit
Number	Description

2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)
4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)
10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)
10.5+	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.12	Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.14	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.15	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10.16+	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.17+	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)
10.18+	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.19	Form of Transition Services Agreement between Great Wolf Resorts, Inc. and Great Lakes Hospitality Partners, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.20	Form of Transition Services Agreement, between Great Wolf Resorts, Inc. and Great Lakes Housing Partners, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.21	Form of Registration Rights Agreement, between Great Wolf Resorts, Inc. and the persons named therein (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.22	Revolving Credit Agreement, by and among Great Wolf Resorts, Inc., GWR Operating Partnership, L.L.L.P., the Subsidiary Guarantors named therein, Citicorp North America, Inc., Societe Generale, Citigroup Global Markets, Inc., SG Americas Securities LLC and Calyon New York Branch (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.23	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company

(incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.24	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith.
+ Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.