Form 10-Q
period 2005-03-31
Great Wolf Resorts, Inc.
filed 2005-05-12
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51064

GREAT WOLF RESORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0510250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 West Washington Avenue	53703
Madison, Wisconsin 53703	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
608 661-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer’s common equity was 30,262,308 as of May 12, 2005.

Great Wolf Resorts, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2005

INDEX

		Page
		No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of March 31, 2005 and December 31, 2004	3
	Condensed Consolidated and Combined Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the three months ended March 31, 2005 and for Great Lakes Predecessor for the three months ended March 31, 2004	4
	Condensed Consolidated and Combined Statements of Cash Flows for Great Wolf Resorts, Inc. and Subsidiaries for the three months ended March 31, 2005 and for Great Lakes Predecessor for the three months ended March 31, 2004	5
	Notes to Condensed Consolidated and Combined Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28
Revolving Credit Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1360 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$67,344	$81,417
Accounts receivable, net of allowance for doubtful accounts of $267 and $183	1,380	881
Inventory	2,295	1,848
Other current assets	6,601	3,921

Total current assets	77,620	88,067
Property and equipment, net	333,345	275,758
Equity escrow	6	1,564
Other assets	10,591	8,298
Goodwill	200,387	218,727

Total assets	$621,949	$592,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,834	$27,794
Accounts payable	23,265	31,506
Accrued expenses	10,459	10,466
Advance deposits	5,227	3,129
Other current liabilities	1,776	2,138

Total current liabilities	42,561	75,033
Long-term debt	155,620	102,813
Other long-term liabilities	11,981	12,058
Deferred tax liability	22,531	11,298
Deferred compensation liability	3,260	2,891

Total liabilities	235,953	204,093
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,262,308 shares issued and outstanding	303	303
Additional paid in capital	394,060	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(6,167)	(3,842)
Shares of common stock held in deferred compensation plan	(2,200)	(2,200)

Total stockholders’ equity	385,996	388,321

Total liabilities and stockholders’ equity	$621,949	$592,414

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf
	Resorts, Inc.	Predecessor
	Three months ended
	March 31,
	2005	2004
	(Unaudited,
	dollars in thousands,
	except per share data)
Revenues:
Rooms	$18,076	$7,243
Food and beverage	4,758	1,787
Other resort operations	4,162	1,617
Management fees — related parties	—	405
Development and other fees — related parties	—	360

	26,996	11,412
Other revenue from managed properties	—	3,340

Total revenues	26,996	14,752

Operating expenses by department:
Rooms	2,638	1,049
Food and beverage	3,763	1,461
Other	3,268	1,277
Other operating expenses:
Selling, general and administrative	7,238	3,206
Property operating costs	6,057	1,787
Depreciation and amortization	7,127	2,716

	30,091	11,496
Other expenses from managed properties	—	3,340

Total operating expenses	30,091	14,836

Net operating loss	(3,095)	(84)
Interest income	(292)	(78)
Interest expense	1,056	1,283
Gain on sale of investments	—	(1,072)
Interest on mandatorily redeemable shares	—	1,692
Minority interests	—	29

Loss before income taxes	(3,859)	(1,938)
Income tax benefit	(1,534)	—

Loss from continuing operations	(2,325)	(1,938)
Income from discontinued operations	—	20

Net loss	$(2,325)	$(1,918)

Basic loss per share	$(0.08)

Diluted loss per share	$(0.08)

Weighted average common shares outstanding:
Basic	30,132,896

Diluted	30,132,896

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf
	Resorts, Inc.	Predecessor
	Three months ended
	March 31,
	2005	2004
	(Unaudited, dollars in thousands)
Operating activities:
Net loss	$(2,325)	$(1,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,127	3,043
Non-cash employee compensation expense	338	—
Gain on sale of investments	—	(1,072)
Minority interests	—	29
Deferred tax benefit	(1,534)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,738)	(392)
Accounts payable, accrued expenses and other liabilities	(6,512)	1,353

Net cash (used in) provided by operating activities	(8,644)	1,043

Investing activities:
Capital expenditures for property and equipment	(32,183)	(21,281)
Proceeds from sale of assets	—	7,925
Decrease (increase) in equity escrow	1,558	(14,593)

Net cash used in investing activities	(30,625)	(27,949)

Financing activities:
Principal payments on long-term debt	(48,715)	(6,608)
Proceeds from issuance of long-term debt	75,483	16,049
Payment of loan costs	(1,572)	(2,283)
Member contributions	—	25,191
Member distributions	—	(4,415)
Changes in mandatorily redeemable ownership interests	—	1,692
Net distributions to minority investors	—	635

Net cash provided by financing activities	25,196	30,261

Net increase (decrease) in cash and cash equivalents	(14,073)	3,355
Cash and cash equivalents, beginning of period	81,417	3,553

Cash and cash equivalents, end of period	$67,344	$6,908

Supplemental Cash Flow Information- Cash paid for interest, net of capitalized interest	$552	$1,294

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. ORGANIZATION

Background

     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. Through our controlling interest in GWR Operating Partnership, L.L.L.P., or the “Operating Partnership,” and the subsidiaries of the Operating Partnership, we develop, own and operate family entertainment resorts.

     We were formed to succeed to certain businesses of the Great Lakes Predecessor (the Predecessor), which was not a legal entity but rather a combination of numerous entities. The Predecessor consisted of the following, all of which were under common management:

•	The Great Lakes Companies, Inc. (GLC), and its consolidated subsidiaries;

•	Great Wolf Lodge of Traverse City, LLC;

•	Great Wolf Lodge of Kansas City, LLC;

•	Blue Harbor Resort Sheboygan, LLC;

•	Great Wolf Lodge of Williamsburg, LLC; and

•	Great Wolf Lodge of the Poconos, LLC.

     The Predecessor financial statements did not include entities that owned Great Wolf Lodges in Wisconsin Dells, Wisconsin and Sandusky, Ohio. These entities, although they were managed by GLC, were controlled by affiliates of AIG SunAmerica, Inc.

     The Predecessor had developed and operated hotels and multifamily housing projects since 1995. In 1999, the Predecessor began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, the Predecessor opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, the Predecessor opened the Blue Harbor Resort in Sheboygan, Wisconsin. Additionally in 2004, the Predecessor had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania, and had licensed a resort owned by a third party that was under construction in Niagara Falls, Ontario (Canada). The Great Wolf Lodge in Williamsburg, Virginia, opened in March 2005.

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

     As of March 31, 2005, we own and operate five Great Wolf Lodge resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own one Great Wolf Lodge resort in the Pocono Mountains, Pennsylvania, that we are developing and that is under construction and scheduled to open for business in the fall of 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s.

Business Summary

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

     The following table presents an overview of our portfolio of operating resorts and resorts under construction (including the Niagara resort that will be owned by a third party licensee):

				Indoor
	Opened/Target			Entertainment
Location	Opening	Rooms		Area(1)
				(Approx. ft(2))
Existing Resorts:
Wisconsin Dells, WI	May 1997(2)	309	(3)	64,000
Sandusky, OH(4)	March 2001	271		41,000
Traverse City, MI	March 2003	281		51,000
Kansas City, KS	May 2003	281		49,000

				Indoor
	Opened/Target			Entertainment
Location	Opening	Rooms		Area(1)
				(Approx. ft(2))
Sheboygan, WI(5)	June 2004	183	(6)	54,000
Williamsburg, VA	March 2005	301		66,000
Resorts Under Construction:
Pocono Mountains, PA	Fall 2005	400		91,000
Niagara Falls, ONT(7)	Spring 2006	404		94,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We purchased this property in November 1999.

(3)	Our Wisconsin Dells property also features 77 condominium units currently under construction.

(4)	Prior to May 2004, we operated this resort as a Great Bear Lodge.

(5)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(6)	Our Sheboygan resort includes an additional 64 individually owned two and four bedroom condominium units.

(7)	Ripley’s, our licensee, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort and other intellectual property for ten years after opening. We have agreed to enter into a management agreement, pursuant to which we expect to operate the resort on behalf of Ripley’s for five years, and a central reservations agreement. In conjunction with this project, we expect to receive a one-time construction fee and ongoing license, central reservation and management fees.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General — We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

     In our opinion, the accompanying unaudited consolidated and combined interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.

     Stock Based Compensation — We have issued stock options under our 2004 Incentive Stock Plan. As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” we have elected to account for such options in accordance with APB Opinion No. 25 (APB 25), “Accounting for Stock

Issued to Employees.” Under APB 25, the total compensation expense recognized is equal to the difference between the award’s exercise price and the underlying stock’s market prices at the measurement date. Our stock options were granted with an exercise price equal to their fair market value; therefore no compensation expense was recorded in the three months ended March 31, 2005. Had compensation costs been determined under the fair value method as set forth in SFAS 123, our pro forma net loss and net loss per share for the three months ended March 31, 2005, would have been as follows:

Net loss, as reported	$(2,325)
Compensation expense, SFAS 123 fair value method	(328)

Pro forma net loss	$(2,653)

Pro forma net loss per share — Basic	$(0.09)
Pro forma net loss per share — Diluted	$(0.09)

     The weighted average fair value for the options granted is $4.94. The SFAS 123 fair value of options granted in the three months ended March 31, 2005, was estimated using a Black-Scholes option-pricing model with the following assumptions:

Dividend yield	—
Weighted-average, risk free interest rate	3.65%
Weighted-average, expected life of option	6.0 years
Expected stock price volatility	40%

     Segments—We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal segment.

     Recent Accounting Pronouncements —In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” In December 2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify some of its provisions. FIN 46R deferred the effective date for FIN 46 for arrangements entered into before February 1, 2003 and results in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Variable interest entities created after January 31, 2003 but prior to December 24, 2003, may be accounted for either based on the original or the revised interpretations. Variable interest entities created after December 24, 2003 must be accounted for under the revised interpretations. FIN 46R is effective for periods ending after March 15, 2004.

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

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123R is effective for periods beginning the first fiscal year after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. We have not completed our evaluation of the impact of adopting SFAS 123R.

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

     We recorded the Formation Transactions by applying the purchase method of accounting in connection with our acquisition of the seven resort-owning entities. In conjunction with purchase accounting we:

•	Recorded property and equipment, other assets, debt and other liabilities at their preliminarily estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the preliminarily estimated fair values and the tax bases of assets acquired from the seven resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%;

•	Eliminated mandatorily redeemable interests of the Predecessor due to the conversion of those ownership interests to our common stock in conjunction with the Formation Transactions; and

•	Recorded as goodwill the excess of consideration in the purchase transaction over the fair value of net tangible assets acquired from the seven resort-owning entities.

     As a result of this process, we had $218,727 of goodwill at December 31, 2004, all of which related to the application of purchase accounting in conjunction with the Formation Transactions. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on preliminary estimates and assumptions. During the three months ended March 31, 2005, we continued to refine and finalize these estimates and assumptions. As a result of this process, we recorded adjustments to the estimated fair market values of property and equipment acquired, resulting in an increase to property and equipment of $30,700, an increase to accrued expenses of $301, an increase in deferred tax liability of $12,059, and a decrease in goodwill of $18,340.

     In the first quarter of 2005, we changed our estimate of the useful lives used to depreciate our property and equipment. This change in accounting estimate was adopted to more appropriately match the depreciation lives of our property and equipment to their expected useful lives. During the first quarter of 2005, we commissioned a third-party study, which provided information on our property and equipment’s fair values, and expected useful lives. The effect of the change in estimated fair values and depreciation lives, in the three months ended March 31, 2005, was a decrease in depreciation expense of $296. It is impracticable to estimate the effect on future periods.

     We expect to continue our process of refining and finalizing our purchase accounting estimates and assumptions during the remainder of 2005. As a result, these preliminary estimates and assumptions are subject to possible additional changes as we finalize them in 2005.

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

	March 31	December 31
	2005	2004
Land	$29,688	$12,064
Building and improvements	114,343	89,294
Furniture, fixtures and equipment	132,987	82,470
Construction in process	61,768	92,544

	338,786	276,372
Less accumulated depreciation	(5,441)	(614)

Property and equipment, net	$333,345	$275,758

5. LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

     Long-term debt and other long-term liabilities consists of the following:

	March 31,	December 31,
	2005	2004
Long-Term Debt:
Senior credit facility	$—	$—
Traverse City/Kansas City Mortgage Loan	74,794	75,000
Sheboygan Mortgage Loan	29,391	29,475
Junior Subordinated Debentures	51,550	—
Other mortgage debt	1,523	1,523
Williamsburg Construction Loan	—	19,011
Poconos Construction Loan	—	5,598
Other Long-Term Liabilities:
City of Sheboygan bonds	8,098	8,063
City of Sheboygan loan	4,079	3,995

	169,435	142,665
Less current portion of long-term debt	(1,834)	(27,794)

	$167,601	$114,871

     Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and is not drawn as of March 31, 2005. Future borrowings under this facility will bear interest at LIBOR plus a margin of 2.25% to 3.00% depending upon our leverage ratio from time to time. The maximum amount of indebtedness we may incur under the facility is equal to 3.75 multiplied by the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts securing the facility plus up to $5,400 relating to enhancements to the waterpark facility for the Wisconsin Dells property. The facility has customary bank covenants including the maximum level of total debt, the minimum level of interest coverage, and the minimum level of fixed charge coverage. The facility also includes an annual unused commitment fee of 0.5%.

     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at March 31, 2005.

     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at March 31, 2005.

     Junior Subordinated Debentures — In March 2005, we completed a private offering of $50,000 of trust preferred securities through Great Wolf Capital Trust I (the Trust), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in the Trust’s common securities, representing 3% of the total capitalization of the Trust.

     The Trust used the proceeds of the offering and our investment to purchase from us $51,550 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the trust preferred offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by the Trust. The Trust paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $48,400. We used the net proceeds to retire the Poconos construction loan.

     As a result of the issuance of FIN46R and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not consolidate the financial statements of the Trust into our consolidated financial statements.

     Based on the foregoing accounting authority, these consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.

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

     Future Maturities — Future principal requirements on long-term debt and other long-term liabilities are as follows:

Through
March 31,
2006	$1,834
2007	2,008
2008	29,569
2009	1,559
2010	1,696
Thereafter	132,769

Total	$169,435

6. EARNINGS PER SHARE

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

     The trust that holds the assets to pay obligations under our deferred compensation plan has 129,412 shares of our common stock. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts earned Are Held in a Rabbi Trust and Invested,” those shares of common stock are treated as treasury stock for purposes of our earnings per share computations and therefore excluded from the basic and diluted earnings per share calculations. Basic and diluted earnings per common share are as follows:

Three months
ended
March 31,
2005
Net loss attributable to common shares	$(2,325)
Weighted average common shares outstanding — basic and diluted	30,133
Net loss per share — basic and diluted	$(0.08)

7. DISCONTINUED OPERATIONS

     As of March 31, 2004, the Predecessor had two hotels classified as held for sale. Operating results and the gain on disposition for the hotels classified as held for sale are included in income (loss) from discontinued operations in the combined statements of operations for the quarter ended March 31, 2004.

     On December 20, 2004, in connection with the Formation Transactions, the Predecessor spun-off its non-resort interests to the existing shareholders of GLC. As a result, we have included the operations of the spun-off entities in discontinued operations for the quarter ended March 31, 2004.

     Operating activity of the discontinued operations consisted of the following:

Three months
ended
March 31,
2004
Revenues	$1,501
Expenses	(1,481)

Income (loss) from discontinued operations	$20

8. SUBSEQUENT EVENTS

     On May 4, 2005, we announced the formation of a joint venture with Paramount Parks, Inc., a unit of Viacom Inc., to develop a 39-acre, $100+ million Great Wolf Lodge resort and conference center at Paramount’s Kings Island in Mason, Ohio. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. The resort will be a 404-suite resort with a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort is scheduled to begin in the summer of 2005 with opening slated for late 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in Item 1 of our Annual Report on Form 10-K entitled, “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.

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

     We were formed to succeed to certain businesses of the Great Lakes Predecessor (the Predecessor), which was not a legal entity but rather a combination of numerous entities. The Predecessor consisted of the following, all of which were under common management:

•	The Great Lakes Companies, Inc. (GLC) and its consolidated subsidiaries;

•	Great Wolf Lodge of Traverse City, LLC;

•	Great Wolf Lodge of Kansas City, LLC;

•	Blue Harbor Resort Sheboygan, LLC;

•	Great Wolf Lodge of Williamsburg, LLC; and

•	Great Wolf Lodge of the Poconos, LLC.

     The Predecessor financial statements did not include entities that owned Great Wolf Lodges in Wisconsin Dells, Wisconsin and Sandusky, Ohio. These entities, although they were managed by GLC, were controlled by affiliates of AIG SunAmerica, Inc.

     The Predecessor had developed and operated hotels since 1995. In 1999, the Predecessor began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, the Predecessor opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, the Predecessor opened the Blue Harbor Resort in Sheboygan, Wisconsin. Subsequently, the Predecessor had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania, and had licensed a resort owned by a third party that was under construction in Niagara Falls, Ontario (Canada). ). The Great Wolf Lodge in Williamsburg, Virginia, opened in March 2005.

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

     As of March 31, 2005, we own and operate five Great Wolf Lodge resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own one Great Wolf Lodge resort in the Pocono Mountains, Pennsylvania, that is under construction and scheduled to open for business in the fall of 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s.

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

     The following table presents an overview of our portfolio of operating resorts and resorts under construction (including the Niagara resort that will be owned by a third party licensee):

				Indoor
	Opened/Target			Entertainment
Location	Opening	Rooms		Area(1)
				(Approx. ft(2))
Existing Resorts:
Wisconsin Dells, WI	May 1997(2)	309	(3)	64,000
Sandusky, OH(4)	March 2001	271		41,000
Traverse City, MI	March 2003	281		51,000
Kansas City, KS	May 2003	281		49,000
Sheboygan, WI(5)	June 2004	183	(6)	54,000
Williamsburg, VA	March 2005	301		66,000
Resorts Under Construction:
Pocono Mountains, PA	Fall 2005	400		91,000
Niagara Falls, ONT(7)	Spring 2006	404		94,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We purchased this property in November 1999.

(3)	Our Wisconsin Dells property also features 77 condominium units currently under construction.

(4)	Prior to May 2004, we operated this resort as a Great Bear Lodge.

(5)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(6)	Our Sheboygan resort includes an additional 64 individually owned two and four bedroom condominium units.

(7)	Ripley’s, our licensee, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort and other intellectual property for ten years after opening. We have agreed to enter into a management agreement, pursuant to which we expect to operate the resort on behalf of Ripley’s for five years, and a central reservations agreement. In conjunction with this project, we expect to receive a one-time construction fee and ongoing license, central reservation and management fees.

     Subsequent Event. On May 4, 2005, we announced the formation of a joint venture with Paramount Parks, a unit of Viacom Inc., to develop a 39-acre, $100+ million Great Wolf Lodge resort at Paramount’s Kings Island in Mason, Ohio. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. The resort will be a 404-suite resort with a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort is scheduled to begin in the summer of 2005 with opening slated for late 2006.

     Industry Trends and Outlook. While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. The concept of a family entertainment resort with an indoor waterpark was first introduced in Wisconsin Dells, Wisconsin and has evolved there over the past 15 years. We believe those resorts have historically outperformed standard hotels in that market. We believe that the rate premiums and increased market share in Wisconsin Dells have been significant and that no other operator or developer other than Great Wolf Resorts has established a regional portfolio of family entertainment resorts featuring indoor waterparks. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts that will compete directly with our resorts. In particular, one of our competitors has opened a resort in Sandusky and another has a resort under construction in Sandusky. Another competitor is constructing a resort near Traverse City.

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

     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the three months ended March 31, 2005. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue, and include such practices as: monitoring our historical trends for occupancy and estimating our high occupancy nights; offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods; structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials; monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and offering specials on standard suites and yielding better rates on larger suites when standard suites sell out. In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.

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

     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. ADR and RevPAR only include rooms revenue. Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2005, approximately 33% of our total resort revenues consisted of non-rooms revenue.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and the similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123R is effective for periods beginning the first fiscal year after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. We have not completed our evaluation of the impact of adopting SFAS 123R.

Non-GAAP Financial Measures

     We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income plus (a) interest expense, net; (b) income taxes and (c) depreciation and amortization.

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

     The tables shown below reconcile net loss to EBITDA for the periods presented.

	Great Wolf
	Resorts	Predecessor
	Three months ended March 31,
	2005	2004
Net loss	$(2,325)	$(1,918)
Adjustments:
Interest expense, net	764	1,518
Income tax benefit	(1,534)	—
Depreciation and amortization	7,127	3,043

EBITDA	$4,032	$2,643

Results of Operations

General

     Our and the Predecessor’s result of operations for the three months ended March 31, 2005 and 2004 are not directly comparable due primarily to the impact of the IPO and the Formation Transactions, our new debt and the repayment of debt upon the consummation of the IPO. In addition, in March 2005 our Great Wolf Lodge in Williamsburg, Virginia opened.

   Great Wolf Resorts Financial Information

     Great Wolf Resorts’ financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg operating resorts; and

•	our Pocono Mountains resort that is under construction.

     Revenues. Our revenues consist of lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts.

     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.

     Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses; and

•	depreciation and amortization.

Great Lakes Predecessor Financial Information

     The Predecessor combined historical financial information included the following:

•	The Great Lakes Companies, Inc. and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.

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

     Operating Expenses. The Predecessor’s departmental operating expenses consisted of rooms, food and beverage and other department expenses.

     The Predecessor’s other operating expenses included the following items:

•	selling, general and administrative expenses, which were associated with the management of hotels and resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Three months ended March 31, 2005 for Great Wolf Resorts, Inc. compared with the three months ended March 31, 2004 for the Predecessor

The following table shows key operating statistics for our resorts for the three months ended March 31, 2005 and 2004:

	All Properties	Same Store Comparison (a)
	First Quarter	First Quarter	First Quarter	Increase (Decrease)
	2005	2005	2004	$	%
Occupancy	69.9%	71.7%	68.0%	N/A	5.4%
ADR	$211.17	$216.58	$209.67	$6.91	3.3%
RevPAR	$147.55	$155.33	$142.66	$12.67	8.9%
Total RevPOR	$315.04	$311.44	$304.44	$7.00	2.3%
Total RevPAR	$220.13	$223.36	$207.14	$16.22	7.8%

          (a) Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, the Wisconsin Dells, Sandusky, Traverse City and Kansas City resorts).

     The Traverse City, Kansas City, Sheboygan, and Williamsburg resorts opened in March 2003, May 2003, June 2004, and March 2005, respectively. We acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004. As a result, comparisons of changes in total revenue, rooms revenue and other revenue between the three month periods ended March 31, 2005 (during which five resorts were open for the entire period and one resort opened) and March 31, 2004 (during which two resorts were open) are not meaningful.

     Presented below are selected amounts from the statements of operations for the quarters ended March 31, 2005 and 2004.

	Three months ended
	March 31,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Revenues	$26,996	$14,752	$12,244

Departmental operating expenses	9,669	3,787	5,882
Selling, general and administrative	7,238	3,206	4,032
Property operating costs	6,057	1,787	4,270
Depreciation and amortization	7,127	2,716	4,411

Net operating loss	(3,095)	(84)	(3,011)
Net interest expense	764	1,205	(441)
Gain on sale of investments	—	(1,072)	1,072
Interest on mandatorily redeemable shares	—	1,692	(1,692)

	Three months ended
	March 31,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Income tax benefit	(1,534)	—	(1,534)
Loss from continuing operations	(2,325)	(1,938)	1,938
Net loss	$(2,325)	$(1,918)	$(407)

     Revenues. Total revenues increased primarily due to revenues related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan resort in June 2004. Revenues for the resorts in Wisconsin Dells, Sandusky and Sheboygan were $5,066, $5,662 and $3,204, respectively, for the three months ended March 31, 2005. This increase in revenue was offset by $3,340 of revenue recorded in the three months ended March 31, 2004, related to revenue from managed properties. We had no revenue from managed properties in the three months ended March 31, 2005.

     Operating expenses. Total departmental expenses increased primarily due to expenses related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan resort in June 2004. Departmental expenses for the resorts in Wisconsin Dells, Sandusky and Sheboygan were $1,879, $1,881 and $1,609, respectively, for the three months ended March 31, 2005.

     Total other operating expenses increased primarily due to expenses related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan resort in June 2004.

•	Selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky and Sheboygan were $1,039, $1,146 and $1,087, respectively, for the three months ended March 31, 2005.

•	Property operating costs for the resorts in Wisconsin Dells, Sandusky and Sheboygan were $701, $644 and $348, respectively, for the three months ended March 31, 2005. We also incurred $2,600 of pre-opening costs related to our Williamsburg resort.

•	Depreciation and amortization for the resorts in Wisconsin Dells, Sandusky and Sheboygan were $809, $899 and $1,061, respectively, for the three months ended March 31, 2005. Loan fees of $731 and $1,385 for Williamsburg and Poconos, respectively, were written off to amortization expense at the time the construction loans were paid off during the three months ended March 31, 2005.

Net loss. Net loss increased due to the following:

•	Our increased operating loss in the 2005 period.

•	A gain on sale of investments in the 2004 period (we did not have any comparable sales in the 2005 period).

        This decrease was partially offset by:

•	Interest on mandatorily redeemable shares incurred in the 2004 period was not incurred in the 2005 period due to the conversion of the mandatorily redeemable interests to common stock in conjunction with the Formation Transactions.

•	Income tax benefit in the 2005 period with no income tax benefit in the 2004 period, reflecting our structure after the IPO as a C Corporation that pays income taxes, as opposed to the Predecessor’s pass-through entities with no income tax obligations in the 2004 period.

Liquidity and Capital Resources

     As of March 31, 2005, we had total indebtedness of $169,435 summarized as follows:

March 31,
2005
Long-Term Debt:
Senior credit facility	$—
Traverse City/Kansas City Mortgage Loan	74,794
Sheboygan Mortgage Loan	29,391
Junior Subordinated Debentures	51,550
Other mortgage debt	1,523
Other Long-Term Liabilities:
City of Sheboygan bonds	8,098
City of Sheboygan loan	4,079

169,435
Less current portion of long-term debt	(1,834)

$167,601

     Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and was not drawn as of March 31, 2005. Future borrowings under this facility will bear interest at LIBOR plus a margin of 2.25% to 3.00% depending upon our leverage ratio from time to time. The maximum amount of indebtedness we may incur under the facility is equal to 3.75 multiplied by the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts securing the facility plus up to $5,400 relating to enhancements to the waterpark facility for the Wisconsin Dells property. The facility has customary bank covenants including the maximum level of total debt, the minimum level of interest coverage, and the minimum level of fixed charge coverage. The facility also includes an annual unused commitment fee of 0.5%.

     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at March 31, 2005.

     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at March 31, 2005.

     Junior Subordinated Debentures — In March 2005, we completed a private offering of $50,000 of trust preferred securities through Great Wolf Capital Trust I (the Trust), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in the Trust’s common securities, representing 3% of the total capitalization of the Trust.

     The Trust used the proceeds of the offering and our investment to purchase from us $51,550 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the trust preferred offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by the Trust. The Trust paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $48,400. We used the net proceeds to retire the Poconos construction loan.

     As a result of the issuance of FIN46R and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like Great Wolf Capital Trust I, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we will not consolidate the financial statements of the Trust into its consolidated financial statements.

     Based on the foregoing accounting authority, these consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.

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

   Short-Term Liquidity Requirements

     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses, including:

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

     As we develop future resorts, we expect to finance a portion of the total construction cost of each resort through a stand-alone construction loan on the resort. We expect to fund the remainder of the total construction cost through cash provided from a combination of sources, including our revolving credit facility, sale of our condominiums, cash on hand and cash provided by operating activities. We expect to consider converting stand-alone construction loans to longer-term permanent financing after each resort commences operations.

   Contractual Obligations

     The following table summarizes our contractual obligations as of March 31, 2005:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations(1)	$169,435	$1,834	$31,577	$3,255	$132,769
Operating Lease Obligations	1,869	401	820	648	—
Construction Contracts	28,621	28,621	—	—	—

Total	$199,925	30,856	$32,297	$3,903	$132,769

(1)	Includes $8,098 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,079 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

Working Capital

     We had $65,344 of available cash and cash equivalents and $33,059 of working capital (current assets less current liabilities) at March 31, 2005, compared to $79,417 of available cash and cash equivalents and $11,034 of working capital at December 31, 2004. Cash at December 31, 2004, was higher than at March 31, 2005; mainly due to the proceeds of the IPO in December 2004. The increase in working capital is mainly due to the payment of debt that was classified as current at December 31, 2004.

Cash Flows

Three months ended March 31, 2005 for Great Wolf Resorts, Inc. compared with the three months ended March 31, 2004 for the Predecessor

			Increase
	2005	2004	(Decrease)
Net cash (used in) provided by operating activities	$(8,644)	$1,043	$(9,687)
Net cash used in investing activities	(30,625)	(27,949)	(2,676)
Net cash provided by financing activities	25,196	30,261	(5,065)

     Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted primarily from an increase in net loss, an increase in prepaid expenses and other assets, and a decrease in accounts payable and other liabilities, partially offset by an increase in depreciation and amortization.

     Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted primarily from an increase in capital expenditures in the 2005 period as compared to the 2004 period and a decrease in the change in equity escrow.

     Financing Activities. Net cash provided by financing activities decreased for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, primarily due to an increase in loan fees paid and a decrease in net member contributions, partially offset by an increase in net borrowing activity.

Inflation

     Our resort properties are able to change room and amenity rates on a daily basis, so the impact of higher inflation can often be passed along to customers. However, a weak economic environment that decreases overall demand for our products and services could restrict our ability to raise room and amenity rates to offset rising costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of March 31, 2005, we had total indebtedness of approximately $169,435. This debt consisted of:

•	$74,794 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$29,391 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate equal to prime plus 200 basis points. The total rate was 7.75% at March 31, 2005.

•	$51,550 of debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR + 310 basis points thereafter. The securities mature in March 2035.

•	$8,098 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,079 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

•	$1,523 of other fixed rate debt.

     As of March 31, 2005, the fair values of the indebtedness described above approximate their carrying values as the terms are similar to those currently available to us for indebtedness with similar risks and remaining maturities.

     If the prime rate were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $294 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $294 annually.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on evaluations at March 31, 2005, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

     During the period covered by this quarterly report on Form 10-Q, we have not made any changes to our internal control over financial reporting (as referred to in Paragraph 4(c) of the Certifications of our principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among

Exhibit
Number	Description
Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	Revolving Credit Agreement, by and among Great Wolf Resorts, Inc., GWR Operating Partnership, L.L.L.P., the Subsidiary Guarantors named therein, Citicorp North America, Inc., Societe Generale, Citigroup Global Markets, Inc., SG Americas Securities LLC and Calyon New York Branch (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed January 21, 2005) as amended by First Letter Amendment dated February 10, 2005 (filed herewith) and by Second Letter Amendment dated as of April 25, 2005 (filed herewith).

10.2	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*.	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder

James A. Calder
Chief Financial Officer
(Duly authorized officer)
(Principal financial and accounting officer)

Dated: May 12, 2005