Form 10-Q
period 2005-06-30
Great Wolf Resorts, Inc.
filed 2005-08-09
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common equity was 30,262,308 as of August 8, 2005.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,275	$81,417
Accounts receivable, net of allowance for doubtful accounts of $85 and $183	1,179	881
Inventory	2,590	1,848
Other current assets	7,335	3,921

Total current assets	45,379	88,067
Property and equipment, net	350,972	275,758
Other assets	10,914	9,862
Goodwill	202,263	218,727

Total assets	$609,528	$592,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,680	$27,794
Accounts payable	16,771	31,506
Accrued expenses	7,925	10,075
Advance deposits	4,864	3,129
Other current liabilities	3,827	2,138

Total current liabilities	35,067	74,642
Long-term debt	155,158	102,813
Other long-term debt	12,190	12,058
Other long-term liabilities	391	391
Deferred tax liability	20,534	11,298
Deferred compensation liability	2,725	2,891

Total liabilities	226,065	204,093
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,262,308 shares issued and outstanding	303	303
Additional paid in capital	394,060	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(8,700)	(3,842)
Shares of common stock held in deferred compensation plan	(2,200)	(2,200)

Total stockholders’ equity	383,463	388,321

Total liabilities and stockholders’ equity	$609,528	$592,414

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf		Great Wolf
	Resorts, Inc.	Predecessor	Resorts, Inc.	Predecessor
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited, dollars in thousands, except per share data)
Revenues:
Rooms	$17,023	$7,441	$35,099	$14,684
Food and beverage	4,576	1,937	9,334	3,724
Other resort operations	4,433	1,845	8,595	3,462
Management fees — related parties	—	304	—	709
Development and other fees — related parties	—	148	—	508

	26,032	11,675	53,028	23,087
Other revenue from managed properties	—	3,669	—	7,009

Total revenues	26,032	15,344	53,028	30,096

Operating expenses by department:
Rooms	2,958	1,211	5,596	2,260
Food and beverage	4,228	1,726	7,991	3,187
Other	3,979	1,529	7,247	2,806
Other operating expenses:
Selling, general and administrative	7,327	3,414	14,565	6,620
Property operating costs	4,346	2,351	10,403	4,138
Depreciation and amortization	5,804	3,198	12,931	5,914

	28,642	13,429	58,733	24,925
Other expenses from managed properties	—	3,669	—	7,009

Total operating expenses	28,642	17,098	58,733	31,934

Net operating loss	(2,610)	(1,754)	(5,705)	(1,838)
Interest income	(356)	(83)	(648)	(161)
Interest expense	1,968	1,529	3,024	2,812
Gain on sale of investments	—	—	—	(1,072)
Interest on mandatorily redeemable shares	—	474	—	2,166
Minority interests	—	(47)	—	(18)

Loss before income taxes	(4,222)	(3,627)	(8,081)	(5,565)
Income tax benefit	(1,689)	—	(3,223)	—

Loss from continuing operations	(2,533)	(3,627)	(4,858)	(5,565)
Income from discontinued operations	—	815	—	835

Net loss	$(2,533)	$(2,812)	$(4,858)	$(4,730)

Basic loss per share	$(0.08)		$(0.16)

Diluted loss per share	$(0.08)		$(0.16)

Weighted average common shares outstanding:
Basic	30,132,896		30,132,896

Diluted	30,132,896		30,132,896

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf
	Resorts, Inc.	Predecessor
	Six months ended
	June 30,
	2005	2004
	(Unaudited, dollars in thousands)
Operating activities:
Net loss	$(4,858)	$(4,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,931	6,569
Non-cash employee compensation expense	(246)	—
Gain on sale of assets	—	(548)
Gain on sale of investments	—	(1,072)
Minority interests	—	91
Deferred tax benefit	(3,223)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,538)	(2,957)
Accounts payable, accrued expenses and other liabilities	(6,709)	4,269

Net cash (used in) provided by operating activities	(6,643)	1,622

Investing activities:
Capital expenditures for property and equipment	(65,195)	(55,433)
Proceeds from sale of assets	—	10,475
Increase in equity escrow	—	(5,940)

Net cash used in investing activities	(65,195)	(50,898)

Financing activities:
Principal payments on long-term debt	(49,151)	(1,996)
Proceeds from issuance of long-term debt	75,514	34,639
Payment of loan costs	(1,667)	(2,283)
Member contributions	—	25,860
Member distributions	—	(6,804)
Changes in mandatorily redeemable ownership interests	—	2,166
Net distributions to minority investors	—	495

Net cash provided by financing activities	24,696	52,077

Net increase (decrease) in cash and cash equivalents	(47,142)	2,801
Cash and cash equivalents, beginning of period	81,417	3,553

Cash and cash equivalents, end of period	$34,275	$6,354

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$2,599	$2,755
See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. ORGANIZATION
Background
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. Through our controlling interest in GWR Operating Partnership, L.L.L.P., or the “Operating Partnership,” and the subsidiaries of the Operating Partnership, we develop, own and operate family entertainment resorts under the Great Wolf Lodge and Blue Harbor Resort brand names.
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
     The Predecessor financial statements did not include entities that owned Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio. These entities, although they were managed by GLC, were controlled by affiliates of AIG SunAmerica, Inc.
     The Predecessor had developed and operated hotels and multifamily housing projects since 1995. In 1999 the Predecessor began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003 the Predecessor opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In 2004 the Predecessor opened the Blue Harbor Resort in Sheboygan, Wisconsin. Additionally in 2004, the Predecessor had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania, and had licensed a resort owned by a third party that was under construction in Niagara Falls, Ontario (Canada).
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
     In March 2005, we opened our Great Wolf Lodge resort in Williamsburg, Virginia. As of June 30, 2005, we own and operate five Great Wolf Lodge resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own one Great Wolf Lodge resort in the Pocono Mountains, Pennsylvania that we are developing and that is under construction and scheduled to open in Fall 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s.
     As of June 30, 2005, we are engaged in the following development activities:
▪	On May 4, 2005, we announced a joint venture with Paramount Parks, Inc., a unit of Viacom Inc., to develop a 39-acre, $100,000+ Great Wolf Lodge resort and conference center at Paramount’s Kings Island in Mason, Ohio. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. The resort will have 401 suites and a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in July 2005, with opening slated for late 2006.

▪	On June 14, 2005, we announced plans to develop an additional 100 guest suites at our Williamsburg resort. The planned expansion also includes multiple new attractions within the waterpark. Construction for the expansion is scheduled to start in Fall 2005 with expected completion in Fall 2006.

▪	On June 29, 2005, we announced a joint venture with The Confederated Tribes of the Chehalis Reservation, to develop a 39-acre, $80,000+ Great Wolf Lodge resort and conference center in Chehalis, Washington. We will operate the resort under our Great Wolf Lodge brand, The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a minority equity interest in the joint venture. Construction on the resort is scheduled to begin in Fall 2005 with expected completion in late 2006.

▪	At June 30, 2005, we had 77 individually owned condominium units under construction at our Wisconsin Dells resort. Expected completion of the condominium units is July/August 2005. Also, in June 2005, our Wisconsin Dells resort began construction of a 35,000 square foot expansion to its waterpark. Expected completion of the waterpark expansion is Spring 2006.
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
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also expect to generate revenues from licensing arrangements, management fees and construction fees with respect to properties owned by third parties, such as the licensing agreement we have entered into and management arrangement we have agreed to enter into with Ripley’s in connection with the Great Wolf Lodge resort under construction in Niagara Falls, Ontario.
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction:

				Indoor
	Opened/Target			Entertainment
Location	Opening	Rooms		Area(1)
				(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI	May 1997(2)	309	(3)	64,000 (4)
Sandusky, OH(5)	March 2001	271		41,000
Traverse City, MI	March 2003	281		51,000
Kansas City, KS	May 2003	281		49,000
Sheboygan, WI(6)	June 2004	183	(7)	54,000
Williamsburg, VA	March 2005	301	(8)	66,000
Resorts Announced or Under Construction:
Pocono Mountains, PA	Fall 2005	400		91,000
Niagara Falls, ONT(9)	Spring 2006	404		94,000
Mason, OH (10)	Late 2006	401		92,000
Chehalis, WA(11)	Late 2006	317		65,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We purchased this property in November 1999.

(3)	Our Wisconsin Dells property includes an additional 77 individually owned condominium units under construction as of June 30, 2005.

(4)	Our Wisconsin Dells property has started a 35,000 square foot expansion of their existing waterpark. Construction on the expansion began in June 2005 with expected completion in the Spring 2006.

(5)	Prior to May 2004 we operated this resort as a Great Bear Lodge.

(6)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(7)	Our Sheboygan resort includes an additional 64 individually owned condominium units.

(8)	Our Williamsburg property will be adding an additional 100 guest suites. Construction for the expansion is scheduled to start in Fall 2005 with expected completion in Fall 2006.

(9)	Ripley’s, our licensee, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort and other intellectual property for ten years after opening. We have agreed to enter into a management agreement, pursuant to which we expect to operate the resort on behalf of Ripley’s for five years, and a central reservations agreement. In conjunction with this project, we will receive a one-time construction fee and ongoing license, central reservation and management fees.

(10)	We have entered into a joint venture with Paramount Parks, Inc., a unit of Viacom Inc. to build this resort. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. Construction on the resort began in July 2005 with expected completion in late 2006.

(11)	We have entered into a joint venture with The Confederated Tribes of the Chehalis Reservation. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a minority equity interest in the joint venture. Construction on the resort is scheduled to begin in Fall 2005 with expected completion in late 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the 2005 presentation. The amounts reflected in the combined statement of operations for the three and six months ended June 30, 2004, have been adjusted to include the effect of consolidating Historic Hollywood Hillview LLC. The impact of the adjustment was to decrease net loss by approximately $1.3 million.
     In our opinion, the accompanying unaudited condensed consolidated and combined interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     Stock Based Compensation — We have issued stock options under our 2004 Incentive Stock Plan. As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” we have elected to account for such options in accordance with APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under APB 25, the total compensation expense recognized is equal to the difference between the award’s exercise price and the underlying stock’s market price at the measurement date. Our stock options were granted with an exercise price equal to their fair market value; therefore no compensation expense was recorded in the six months ended June 30, 2005. Had compensation costs been determined under the fair value method as set forth in SFAS 123, our pro forma net loss and net loss per share for the three months and six months ended June 30, 2005 would have been as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(2,533)	$(4,858)
Compensation expense, SFAS 123 fair value method	(359)	(687)

Pro forma net loss	$(2,892)	$(5,545)

Pro forma net loss per share — Basic	$(0.10)	$(0.18)
Pro forma net loss per share — Diluted	$(0.10)	$(0.18)
     The weighted average fair value for the options granted is $5.14 for the three months ended June 30, 2005. The SFAS 123 fair value of options granted in the three months ended June 30, 2005, was estimated using a Black-Scholes option-pricing model with the following assumptions:

Three months ended
June 30, 2005
Dividend yield	—
Weighted-average, risk free interest rate	3.65%
Weighted-average, expected life of option	6.0 years
Expected stock price volatility	40%
     Segments—We view our operations as principally one segment, and the financial information disclosed herein represents all of the financial information related to our principal segment.
     Recent Accounting Pronouncements —In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123R is effective for periods beginning the first fiscal year after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. We have not completed our evaluation of the impact of adopting SFAS 123R.
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
     As a result of this process, we had $218,727 of goodwill at December 31, 2004, all of which related to the application of purchase accounting in conjunction with the Formation Transactions. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on preliminary estimates and assumptions. In 2005, we continued to refine and finalize these estimates and assumptions. During the three months ended March 31, 2005, we recorded adjustments to the estimated fair market values of property and equipment acquired, resulting in an increase to property and equipment of $30,700, an increase to accrued expenses of $301, an increase in deferred tax liability of $12,059, and a decrease in goodwill of $18,340. During the three months ended June 30, 2005, we recorded adjustments to the estimated fair market values of property and equipment acquired, resulting in a decrease to property and equipment of $3,012, an increase to accrued expenses of $69, a decrease in deferred tax liability of $1,205, and an increase in goodwill of $1,876.
     We expect to continue our process of refining and finalizing our purchase accounting estimates and assumptions. As a result, these preliminary estimates and assumptions are subject to additional changes as we finalize them in 2005.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31
	2005	2004
Land	$26,695	$12,064
Building and improvements	115,294	89,294
Furniture, fixtures and equipment	135,441	82,470
Construction in process	84,603	92,544

	362,033	276,372
Less accumulated depreciation	(11,061)	(614)

Property and equipment, net	$350,972	$275,758

5. LONG-TERM DEBT AND OTHER LONG-TERM DEBT
     Long-term debt and other long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
Long-Term Debt:
Senior credit facility	$—	$—
Traverse City/Kansas City Mortgage Loan	74,531	75,000
Sheboygan Mortgage Loan	29,234	29,475
Junior Subordinated Debentures	51,550	—
Other mortgage debt	1,523	1,523
Williamsburg Construction Loan	—	19,011
Poconos Construction Loan	—	5,598
Other Long-Term Liabilities:
City of Sheboygan bonds	8,129	8,063
City of Sheboygan loan	4,061	3,995

	169,028	142,665
Less current portion of long-term debt	(1,680)	(27,794)

	$167,348	$114,871

     Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and is not drawn as of June 30, 2005. Future borrowings under this facility will bear interest at LIBOR plus a margin of 2.25% to 3.00% depending upon our leverage ratio from time to time. The maximum amount of indebtedness we may incur under the facility is equal to 3.75 times the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts securing the facility plus up to $5,400 relating to enhancements to the waterpark facility for the Wisconsin Dells property. The facility has customary bank covenants including the maximum level of total debt, the minimum level of interest coverage, and the minimum level of fixed charge coverage. The facility also includes an annual unused commitment fee of 0.5%.

     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at June 30, 2005.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at June 30, 2005.
     Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities through Great Wolf Capital Trust I (the Trust), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in the Trust’s common securities, representing 3% of the total capitalization of the Trust.
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
     As a result of the issuance of a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
     Williamsburg Construction Loan — The Williamsburg construction loan was incurred to construct the Williamsburg resort property. In February 2005 after drawing an additional $10,242 on this loan, we retired the loan in full using cash on hand.
     Poconos Construction Loan — The Poconos construction loan was incurred to construct the Poconos resort property. In March 2005, after drawing an additional $13,550 on this loan, we retired the loan in full using cash on hand and the proceeds of junior subordinated debentures we issued in March 2005.
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds amount represents the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for these BANs. The notes bear interest at an annual rate of 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of bond anticipation notes or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
     City of Sheboygan Loan — The City of Sheboygan loan amount represents a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest bearing and matures in 2018. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.
     Future Maturities — Future principal requirements on long-term debt and other long-term liabilities are as follows:

Through
June 30,
2006	$1,680
2007	1,838
2008	29,815
2009	1,587
2010	1,705
Thereafter	132,403

Total	$169,028

6. EARNINGS PER SHARE
     We calculate our basic earnings per common share by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which there is a loss, potentially dilutive stock equivalents are excluded from the computation of diluted weighted average shares outstanding as the effect of those potentially dilutive items is anti-dilutive. Total options outstanding at June 30, 2005, were 1,459.
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

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss attributable to common shares	$(2,533)	$(4,858)
Weighted average common shares outstanding — basic and diluted	30,132,896	30,132,896
Net loss per share — basic and diluted	$(0.08)	$(0.16)
7. DISCONTINUED OPERATIONS
     As of June 30, 2004, the Predecessor had two hotels classified as held for sale. Operating results and the gain on disposition for the hotels classified as held for sale are included in income (loss) from discontinued operations in the combined statements of operations for the three and six months ended June 30, 2004.

     On December 20, 2004, in connection with the Formation Transactions, the Predecessor spun-off its non-resort interests to the existing shareholders of GLC. As a result, we have included the operations of the spun-off entities in discontinued operations for the three and six months ended June 30, 2004.
     Operating activity of the discontinued operations consisted of the following:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2004	2004
Revenues	$1,963	$3,464
Expenses	(1,587)	(3,068)
Gain on sale	548	548
Minority interest	(109)	(109)

Income (loss) from discontinued operations	$815	$835

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
     Formation. The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report refer to Great Wolf Resorts, Inc. Through our controlling interest in Great Wolf Resort Operating Partnership, L.L.L.P., or the “Operating Partnership,” of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we develop, own and operate family entertainment resorts under the Great Wolf Lodge and Blue Harbor Resort brand names.
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
     The Predecessor financial statements did not include entities that owned Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio. These entities, although they were managed by GLC, were controlled by affiliates of AIG SunAmerica, Inc.
     The Predecessor had developed and operated hotels and multifamily housing projects since 1995. In 1999 the Predecessor began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and

developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003 the Predecessor opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In 2004 the Predecessor opened the Blue Harbor Resort in Sheboygan, Wisconsin. Subsequently, the Predecessor had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania, and had licensed a resort owned by a third party that was under construction in Niagara Falls, Ontario (Canada).
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
     In March 2005, we opened our Great Wolf Lodge resort in Williamsburg, Virginia. As of June 30, 2005, we own and operate five Great Wolf Lodge resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own one Great Wolf Lodge resort in the Pocono Mountains, Pennsylvania that we are developing and that is under construction and scheduled to open in Fall 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s.
     As of June 30, 2005, we are engaged in the following development activities:
▪	On May 4, 2005, we announced a joint venture with Paramount Parks, Inc., a unit of Viacom Inc., to develop a 39-acre, $100,000+ Great Wolf Lodge resort and conference center at Paramount’s Kings Island in Mason, Ohio. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. The resort will have 401 suites and a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in July 2005, with opening slated for late 2006.

▪	On June 14, 2005, we announced plans to develop an additional 100 guest suites at our Williamsburg resort. The planned expansion also includes multiple new attractions within the waterpark. Construction for the expansion is scheduled to start in Fall 2005 with expected completion in Fall 2006.

▪	On June 29, 2005, we announced a joint venture with The Confederated Tribes of the Chehalis Reservation, to develop a 39-acre, $80,000+ Great Wolf Lodge resort and conference center in Chehalis, Washington. We will operate the resort under our Great Wolf Lodge brand, The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a minority equity interest in the joint venture. Construction on the resort is scheduled to begin in Fall 2005 with expected completion in late 2006.

▪	At June 30, 2005, we had 77 individually owned condominium units under construction at our Wisconsin Dells resort. Expected completion of the condominium units is July/August 2005. Also, in June 2005, our Wisconsin Dells resort began construction of a 35,000 square foot expansion to its waterpark. Expected completion of the waterpark expansion is Spring 2006.
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
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also expect to generate revenues from licensing arrangements, management fees and construction fees with respect to properties owned by third parties, such as the licensing agreement we have entered into and management arrangement we have agreed to enter into with Ripley’s in connection with the Great Wolf Lodge resort under construction in Niagara Falls, Ontario.
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction:

				Indoor
	Opened/Target			Entertainment
Location	Opening	Rooms		Area(1)
				(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI	May 1997(2)	309	(3)	64,000 (4)
Sandusky, OH(5)	March 2001	271		41,000
Traverse City, MI	March 2003	281		51,000
Kansas City, KS	May 2003	281		49,000
Sheboygan, WI(6)	June 2004	183	(7)	54,000
Williamsburg, VA	March 2005	301	(8)	66,000
Resorts Announced or Under Construction:
Pocono Mountains, PA	Fall 2005	400		91,000
Niagara Falls, ONT(9)	Spring 2006	404		94,000
Mason, OH (10)	Late 2006	401		92,000
Chehalis, WA(11)	Late 2006	317		65,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We purchased this property in November 1999.

(3)	Our Wisconsin Dells property includes an additional 77 individually owned condominium units under construction as of June 30, 2005.

(4)	Our Wisconsin Dells property has started a 35,000 square foot expansion of their existing waterpark. Construction on the expansion began in June 2005 with expected completion in the Spring 2006.

(5)	Prior to May 2004 we operated this resort as a Great Bear Lodge.

(6)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(7)	Our Sheboygan resort includes an additional 64 individually owned condominium units.

(8)	Our Williamsburg property will be adding an additional 100 guest suites. Construction for the expansion is scheduled to start in Fall 2005 with expected completion in Fall 2006.

(9)	Ripley’s, our licensee, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort and other intellectual property for ten years after opening. We have agreed to enter into a management agreement, pursuant to which we expect to operate the resort on behalf of Ripley’s for five years, and a central reservations agreement. In conjunction with this project, we will receive a one-time construction fee and ongoing license, central reservation and management fees.

(10)	We have entered into a joint venture with Paramount Parks, Inc., a unit of Viacom Inc. to build this resort. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. Construction on the resort began in July 2005 with expected completion in late 2006.

(11)	We have entered into a joint venture with The Confederated Tribes of the Chehalis Reservation. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a minority equity interest in the joint venture. Construction on the resort is scheduled to begin in Fall 2005 with expected completion in late 2006.
     Industry Trends and Outlook. While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. The concept of a family entertainment resort with an indoor waterpark was first introduced in Wisconsin Dells, Wisconsin and has evolved there over the past 15 years. We believe those resorts have historically outperformed standard hotels in that market. We believe that the rate premiums and increased market share in Wisconsin Dells have been significant and that no other operator or developer other than Great Wolf Resorts has established a regional portfolio of family entertainment resorts featuring indoor waterparks. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts that will compete directly with our resorts. In particular, two of our competitors have opened resorts in Sandusky and another competitor has opened a resort near Traverse City.
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
     During the three months ended June 30, 2005, we experienced operating results below our expectations. We believe that this operating performance was due to a combination of factors:
•	A slower-than-expected summer vacation season in the Midwest. Across our portfolio of resorts, revenue in April, May and June 2005 trended down from prior years. For example, June bookings from the Detroit area, which is a primary source of demand for two of our properties, declined more than 30 percent from the same month in 2004. Our results were particularly negatively impacted by weakness in demand during the last two weeks in June. That period is significant to our results for the three months ended June 30, 2005, as it represents the traditional beginning of the summer vacation season, as we ramp-up staffing in order to provide appropriate employee training and guest service levels to accommodate the increased number of guests. When revenues were well below our expectations for June, we did not sufficiently adjust our cost structure to align it more closely with the actual revenue we generated.

•	Competitive pressures at our Sandusky resort (as discussed above). The Sandusky market has been impacted by an increase in the number of competitive rooms of indoor waterpark resorts. During the second quarter of 2004, our 271-room resort was the only indoor waterpark resort in that market, but at June 30, 2005, indoor waterpark resorts have more than 800 rooms in this market.

•	A slower-than-expected occupancy ramp-up at our Sheboygan, Wisconsin property. This resort opened in June 2004, but the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. This has impacted the consumer demand for our indoor waterpark resort in that market.
     The above factors were significant to our operating results in the second quarter of 2005, and we are taking the following steps to address them:
•	We have implemented revised, targeted marketing programs at each of our resorts for the remainder of 2005 to address the softness in demand we witnessed at our locations in the second quarter.

•	We have re-forecasted revenue at all of our resorts for the remainder of 2005, based on current market conditions and trends. Our revised revenue projections for the remainder of 2005 are significantly lower than our original projections. We have reviewed all of our resorts’ operating budgets for the second half of 2005 and have taken steps to reduce or eliminate certain operating costs in order to more closely align our cost structure with our revised revenue expectations.

•	We are increasing our corporate operations and marketing staffing in order to better understand and respond to current demand, customer booking and operating trends.
Our long-term view of the Sandusky market is positive based on our experience with competition in the Wisconsin Dells market. Over time we expect the new supply of indoor waterpark rooms in the Sandusky market will be absorbed by a gradual increase in overall demand.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total resort revenue for the six months ended June 30, 2005. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
•	Monitoring our historical trends for occupancy and estimating our high occupancy nights;

•	Offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;

•	Structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials;

•	Monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and

•	Offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.
In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.
     We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:
•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR;

•	total revenue per available room, or Total RevPAR;

•	total revenue per occupied room, or Total RevPOR; and

•	EBITDA.
     Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:
•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2005, approximately 34% of our total resort revenues consisted of non-rooms revenue.
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
Recent Accounting Pronouncements
     In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123R is effective for periods beginning the first fiscal year after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. We have not completed our evaluation of the impact of adopting SFAS 123R.
Non-GAAP Financial Measures
     We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income plus (a) net interest expense (b) income taxes and (c) depreciation and amortization.
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
     The tables shown below reconcile net loss to EBITDA for the periods presented.

	Great Wolf		Great Wolf
	Resorts	Predecessor	Resorts	Predecessor
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(2,533)	$(2,812)	$(4,858)	$(4,730)
Adjustments:
Interest expense, net	1,612	1,716	2,376	3,235
Income tax benefit	(1,689)	—	(3,223)	—
Depreciation and amortization	5,804	3,526	12,931	6,569

EBITDA	$3,194	$2,430	$7,226	$5,074

Results of Operations
  General
     Our and the Predecessor’s result of operations for the three and six months ended June 30, 2005 and 2004 are not directly comparable due primarily to the impact of the IPO and the Formation Transactions, our new debt and the repayment of debt upon the consummation of the IPO. In addition, in March 2005 our Great Wolf Lodge in Williamsburg, Virginia opened.
  Great Wolf Resorts Financial Information
     Great Wolf Resorts’ financial information includes:
•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg operating resorts; and

•	our Pocono Mountains resort that is under construction.
     Revenues. Our revenues consist of lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts.
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses; and

•	depreciation and amortization.
  Great Lakes Predecessor Financial Information
     The Predecessor combined historical financial information included the following:
•	GLC and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.
     The Traverse City, Kansas City and Sheboygan resorts opened in March 2003, May 2003 and June 2004, respectively. Therefore, the Predecessor’s historical results of operations only reflected operating results for Traverse City, Kansas City and Sheboygan for those periods after the resort opening dates.
     The Predecessor’s financial information did not include the entities that own the Wisconsin Dells and Sandusky operating resorts as those entities, while managed by GLC, were controlled by affiliates of AIG SunAmerica.
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
     Operating Expenses. The Predecessor’s departmental operating expenses consisted of rooms, food and beverage and other department expenses.
     The Predecessor’s other operating expenses included the following items:
•	selling, general and administrative expenses, which were associated with the management of hotels and resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
Three months ended June 30, 2005, for Great Wolf Resorts, Inc. compared with the three months ended June 30, 2004, for the Predecessor
The following table shows key operating statistics for our resorts for the three months ended June 30, 2005 and 2004:

	All Properties	Same Store Comparison (a)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	June 30, 2005	June 30, 2005	June 30, 2004	$	%
Occupancy	58.7%	60.2%	66.8%	N/A	-9.9%
ADR	$195.92	$193.45	$200.81	($7.36)	-3.7%
RevPAR	$115.05	$116.48	$134.04	($17.56)	-13.1%
Total RevPOR	$297.52	$281.52	$290.11	($8.59)	-3.0%
Total RevPAR	$174.72	$169.52	$193.65	($24.13)	-12.5%

(a)	Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City and Kansas City resorts).
     Our Sheboygan and Williamsburg resorts opened in June 2004 and March 2005, respectively. We acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004. As a result, comparisons of changes in total revenue, rooms revenue and other revenue between the three month period ended June 30, 2005, (during which six resorts were open for the entire period) and June 30, 2004, (during which three resorts were open) are not meaningful.
Presented below are selected amounts from the statements of operations for the three months ended June 30, 2005 and 2004:

	Three months ended
	June 30,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Revenues	$26,032	$15,344	$10,688
Departmental operating expenses	11,165	4,466	6,699
Selling, general and administrative	7,327	3,414	3,913
Property operating costs	4,346	2,351	1,995
Depreciation and amortization	5,804	3,198	2,606

Net operating loss	(2,610)	(1,754)	(856)
Net interest expense	1,612	1,446	166
Interest on mandatorily redeemable shares	—	474	(474)

	Three months ended
	June 30,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Income tax benefit	(1,689)	—	(1,689)
Income from discontinued operations	—	815	(815)
Net loss	(2,533)	(2,812)	279
     Revenues. Total revenues increased primarily due to revenues related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan and Williamsburg resorts in June 2004 and March 2005, respectively. Total revenues for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $16,152 for the three months ended June 30, 2005. Revenue for the resort in Sheboygan was $865 for the three months ended June 30, 2004. The net increase in resort revenue for the three months ending June 30, 2005, versus the three months ended June 30, 2004, was offset by $3,669 of revenue related to managed properties recorded in the three months ended June 30, 2004. We had no revenue from managed properties in the three months ended June 30, 2005.
     Operating expenses. Total operating expenses increased primarily due to expenses related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan and Williamsburg resorts in June 2004 and March 2005, respectively.
•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $7,501 for the three months ended June 30, 2005. Departmental expenses for the resort in Sheboygan were $631 for the three months ended June 30, 2004.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $4,849 for the three months ended June 30, 2005. Selling, general and administrative expenses for the resort in Sheboygan were $225 for the three months ended June 30, 2004.

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $2,737 for the three months ended June 30, 2005. Included in this amount is $394 of pre-opening costs related to our Williamsburg resort in the three months ended June 30, 2005. Property operating costs and pre-opening costs for the resort in Sheboygan were $67 and $983, respectively, for the three months ended June 30, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg was $3,904 for the three months ended June 30, 2005. Depreciation and amortization for the resort in Sheboygan was $432 for the three months ended June 30, 2004. The increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City and Kansas City in the three months ended June 30, 2005, as compared to June 30, 2004.
Net loss. Net loss decreased due to the following:
•	Income tax benefit in the 2005 period with no income tax benefit in the 2004 period, reflecting our structure after the IPO as a C Corporation that pays income taxes, as opposed to the Predecessor’s pass-through entities with no income tax obligations in the 2004 period.

•	Interest on mandatorily redeemable shares incurred in the 2004 period was not incurred in the 2005 period due to the conversion of the mandatorily redeemable interests to common stock in conjunction with the Formation Transactions.
     This decrease was partially offset by:
•	Our increased operating loss in the 2005 period.

•	Income from discontinued operations in the 2004 period was not incurred in the 2005 period.

Six months ended June 30, 2005, for Great Wolf Resorts, Inc. compared with the six months ended June 30, 2004, for the Predecessor
The following table shows key operating statistics for our resorts for the six months ended June 30, 2005 and 2004:

	All Properties	Same Store Comparison (a)
	Six months	Six months	Six months
	ended June	ended June	ended June	Increase (Decrease)
	30, 2005	30, 2005	30, 2004	$	%
Occupancy	63.7%	66.0%	67.4%	N/A	-2.1%
ADR	$203.23	$205.98	$205.27	$0.71	0.3%
RevPAR	$129.46	$136.01	$138.34	($2.33)	-1.7%
Total RevPOR	$305.84	$297.73	$297.35	$0.38	0.1%
Total RevPAR	$194.82	$196.60	$200.40	($3.80)	-1.9%

(a)	Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City and Kansas City resorts).
     Our Sheboygan, and Williamsburg resorts opened in June 2004 and March 2005, respectively. We acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004. As a result, comparisons of changes in total revenue, rooms revenue and other revenue between the six month period ended June 30, 2005, (during which six resorts were open for the entire period) and June 30, 2004, (during which three resorts were open) are not meaningful.
     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Revenues	$53,028	$30,096	$22,932
Departmental operating expenses	20,834	8,253	12,581
Selling, general and administrative	14,565	6,620	7,945
Property operating costs	10,403	4,138	6,265
Depreciation and amortization	12,931	5,914	7,017

Net operating loss	(5,705)	(1,838)	(3,867)
Net interest expense	2,376	2,651	(275)
Gain on sale of investments	—	(1,072)	1,072
Interest on mandatorily redeemable shares	—	2,166	(2,166)

Income tax benefit	(3,223)	—	(3,223)
Income from discontinued operations	—	835	(835)
Net loss	(4,858)	(4,730)	(128)

     Revenues. Total revenues increased primarily due to revenues related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan and Williamsburg resorts in June 2004 and March 2005, respectively. Total revenues for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $30,829 for the six months ended June 30, 2005. Revenue for the resort in Sheboygan was $865 for the six months ended June 30, 2004. This net increase in resort revenue was offset by $7,009 of revenue related to managed properties recorded in the six months ended June 30, 2004. We had no revenue from managed properties in the six months ended June 30, 2005.
     Operating expenses. Total operating expenses increased primarily due to expenses related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan and Williamsburg resorts in June 2004 and March 2005, respectively.
•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $13,294 for the six months ended June 30, 2005. Departmental expenses for the resort in Sheboygan were $631 for the six months ended June 30, 2004.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $8,274 for the six months ended June 30, 2005. Selling, general and administrative expenses for the resort in Sheboygan were $225 for the six months ended June 30, 2004.

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $7,056 for the six months ended June 30, 2005. Included in this amount is $2,880 of pre-opening costs related to our Williamsburg resort in the six months ended June 30, 2005. Property operating costs and pre-opening costs for the resort in Sheboygan were $67 and $1,504, respectively, for the six months ended June 30, 2004. Property operating costs for our resort in Kansas City included an increase of $336 and $146 for property tax expense and utility costs, respectively, for the six months ended June 30, 2005, versus June 30, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg was $7,700 for the six months ended June 30, 2005. Included in this amount are loan fees of $731 and $1,385 for Williamsburg and Poconos, respectively, were written off to amortization expense at the time the construction loans were paid off during the six months ended June 30, 2005. Depreciation and amortization for the resort in Sheboygan was $432 for the six months ended June 30, 2004. The increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City and Kansas City in the six months ended June 30, 2005, as compared to June 30, 2004.
Net loss. Net loss increased due to the following:
•	Our increased operating loss in the 2005 period.

•	A gain on sale of investments in the 2004 period (we did not have any comparable sales in the 2005 period).

•	Income from discontinued operations in the 2004 period.
             This increase was partially offset by:

•	Interest on mandatorily redeemable shares incurred in the 2004 period was not incurred in the 2005 period due to the conversion of the mandatorily redeemable interests to common stock in conjunction with the Formation Transactions.

•	Income tax benefit in the 2005 period with no income tax benefit in the 2004 period, reflecting our structure after the IPO as a C Corporation that pays income taxes, as opposed to the Predecessor’s pass-through entities with no income tax obligations in the 2004 period.
Liquidity and Capital Resources
     As of June 30, 2005, we had total indebtedness of $169,028 summarized as follows:

June 30,
2005
Long-Term Debt:
Senior credit facility	$—
Traverse City/Kansas City Mortgage Loan	74,531
Sheboygan Mortgage Loan	29,234
Junior Subordinated Debentures	51,550
Other mortgage debt	1,523
Other Long-Term Liabilities:
City of Sheboygan bonds	8,129
City of Sheboygan loan	4,061

169,028
Less current portion of long-term debt	(1,680)

$167,348

     Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and was not drawn as of June 30, 2005. Future borrowings under this facility will bear interest at LIBOR plus a margin of 2.25% to 3.00% depending upon our leverage ratio from time to time. The maximum amount of indebtedness we may incur under the facility is equal to 3.75 times the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts securing the facility plus up to $5,400 relating to enhancements to the waterpark facility for the Wisconsin Dells property. The facility has customary bank covenants including the maximum level of total debt, the minimum level of interest coverage, and the minimum level of fixed charge coverage. As of June 30, 2005, based on the financial and debt service ratios contained in the revolving credit facility, approximately $45,000 of the facility is available for borrowing. The facility also includes an annual unused commitment fee of 0.5%.
     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at June 30, 2005.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at June 30, 2005.

     Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities through Great Wolf Capital Trust I (the Trust), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in the Trust’s common securities, representing 3% of the total capitalization of the Trust.
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
     As a result of the issuance of a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds amount represents the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for these BANs. The notes bear interest at an annual rate of 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of bond anticipation notes or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
     City of Sheboygan Loan — The City of Sheboygan loan amount represents a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest bearing and matures in 2018. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.
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
  Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2005:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt Obligations(1)	$169,028	$1,680	$31,653	$3,292	$132,403
Operating Lease Obligations	1,779	417	815	547	—
Construction Contracts	18,976	18,976	—	—	—

Total	$189,783	$21,073	$32,468	$3,839	$132,403

(1)	Includes $8,129 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,061 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
  Working Capital
     We had $32,275 of available cash and cash equivalents and $8,312 of working capital (current assets less current liabilities) at June 30, 2005, compared to the $79,417 of available cash and cash equivalents and $11,034 of working capital at December 31, 2004. Cash at December 31, 2004, was higher than at June 30, 2005, mainly due to the proceeds of the IPO in December 2004.

Cash Flows
Six months ended June 30, 2005, for Great Wolf Resorts, Inc. compared with the six months ended June 30, 2004, for the Predecessor

			Increase
	2005	2004	(Decrease)
Net cash (used in) provided by operating activities	$(6,643)	$1,622	$(8,265)
Net cash used in investing activities	(65,195)	(50,898)	(14,297)
Net cash provided by financing activities	24,696	52,077	(27,381)
     Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted primarily from an increase in prepaid expenses and other assets, a decrease in accounts payable and other liabilities, and was partially offset by an increase in depreciation and amortization.
     Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted primarily from an increase in capital expenditures in the 2005 period as compared to the 2004 period.
     Financing Activities. Net cash provided by financing activities decreased for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily due to a decrease in net member contributions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may use derivative financial instruments to manage or hedge interest rate risks related to our borrowings. We do not intend to use derivatives for trading or speculative purposes and anticipate entering into derivative contracts only with major financial institutions with investment grade credit ratings.
     As of June 30, 2005, we had total indebtedness of approximately $169,028. This debt consisted of:
•	$74,531 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$29,234 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate equal to prime plus 200 basis points. The total rate was 8.25% at June 30, 2005.

•	$51,550 of debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR + 310 basis points thereafter. The securities mature in March 2035.

•	$8,129 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,061 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

•	$1,523 of other fixed rate debt.
     As of June 30, 2005, the fair values of the indebtedness described above approximate their carrying values as the terms are similar to those currently available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $292 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $292 annually.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on evaluations as of June 30, 2005, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Controls
     During the period covered by this quarterly report on Form 10-Q, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders on May 19, 2005, the following individuals were elected to serve as members of our Board of Directors for a one-year term that will expire at our annual meeting in 2006 or when their successors are duly qualified, each individual receiving the indicated number of votes for his or her election, and the indicated number of votes withheld:

	FOR	WITHHELD
Bruce D. Neviaser	18,759,552 votes	773,595 votes
John Emery	18,989,296 votes	543,851 votes
Elan Blutinger	19,497,512 votes	35,635 votes
Randy Churchey	18,895,577 votes	637,570 votes
Michael M. Knetter	19,133,833 votes	399,314 votes
Alissa N. Nolan	19,258,306 votes	274,841 votes
Marc B. Vaccaro	18,759,602 votes	773,545 votes
Howard Silver	18,894,577 votes	638,570 votes
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this
Form 10-Q.

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	Revolving Credit Agreement, by and among Great Wolf Resorts, Inc., GWR Operating Partnership, L.L.L.P., the Subsidiary Guarantors named therein, Citicorp North America, Inc., Societe Generale, Citigroup Global Markets, Inc., SG Americas Securities LLC and Calyon New York Branch (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed January 21, 2005) as amended by First Letter Amendment dated February 10, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 12, 2005) and by Second Letter Amendment dated as of April 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 12, 2005)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*.	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 9, 2005