Form 10-Q
period 2005-09-30
Great Wolf Resorts, Inc.
filed 2005-11-21
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0510250 (I.R.S. Employer Identification No.)

122 West Washington Avenue Madison, Wisconsin 53703 (Address of principal executive offices)	53703 (Zip Code)
Registrant’s telephone number, including area code
608 661-4700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common equity was 30,262,308 as of November 18, 2005.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of September 30, 2005 and December 31, 2004 (as restated)	4
Condensed Consolidated Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the three months ended and nine months ended September 30, 2005, and the Combined Statements of Operations for Great Lakes Predecessor for the three months ended and the nine months ended September 30, 2004	5
Condensed Consolidated Statement of Cash Flows for Great Wolf Resorts, Inc. and Subsidiaries for the nine months ended September 30, 2005, and the Combined Statement of Cash Flows for Great Lakes Predecessor for the nine months ended September 30, 2004	6
Notes to Condensed Consolidated and Combined Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits	33
Certification
Certification
Certification
Certification

EXPLANATORY NOTE
     Great Wolf Resorts, Inc. (the Company) is filing this Report on Form 10-Q for the quarterly period ended September 30, 2005. This Form 10-Q reflects the restatement of the Company’s condensed consolidated financial statements, the notes thereto, and related disclosures, for the year ended December 31, 2004.
     During the fourth quarter of 2005, the Company determined that it was necessary to restate previously issued financial statements for changes in the application of purchase accounting for certain transactions entered into in December 2004. Due to errors in the application of purchase accounting for those transactions and due to other reclassifications of assets, the Company has recorded adjustments (the Adjustments) to restate the previously issued financial statements for the year ended December 31, 2004.
     The Adjustments result primarily from the application of Emerging Issues Task Force (EITF) Issues No. 98-3 and No. 04-1 with regard to the Company’s recording of its formation transactions in December 2004. The Company recorded the formation transactions by applying the purchase method of accounting in connection with the acquisition of seven resort-owning entities. This accounting was presented in the Company’s filings with the SEC for the year ended December 31, 2004 and the quarters ended March 31, 2005 and June 30, 2005.
     The Adjustments had the effect of decreasing the Company’s cash and cash equivalents by $2.0 million, increasing condominiums under development by $2.4 million, increasing other current assets by $2.0 million, increasing property and equipment by $71.6 million, increasing other intangible assets by $19.1 million, decreasing goodwill by $63.5 million, and increasing deferred tax liability by $29.6 million as of December 31, 2004, and decreasing net cash provided by operating activities by $2.4 million and decreasing net cash used in investing activities by $2.4 million for the year ended December 31, 2004. Conforming changes have been made to the condensed consolidated balance sheet included in this Form 10-Q. See Note 9 to the condensed consolidated and combined financial statements for further information related to the restatement. The Company will be amending its Annual Report on Form 10-K for the year ended December 31, 2004, Quarterly Report on Form 10-Q for the three months ended March 31, 2005, and Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 for the related impacts of this restatement, as soon as practicable.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004
		(as restated,
		see Note 9)
	(Dollars in thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,647	$79,409
Accounts receivable, net of allowance for doubtful accounts of $85 and $183	1,298	881
Inventory	2,591	1,848
Condominiums under development	—	2,412
Other current assets	6,719	5,929

Total current assets	27,255	90,479
Property and equipment, net	452,989	347,374
Other assets	11,520	9,862
Other intangible assets	19,114	19,114
Goodwill	138,769	155,196

Total assets	$649,647	$622,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,587	$27,794
Accounts payable	16,856	31,506
Accrued expenses	7,917	10,075
Advance deposits	3,768	3,129
Other current liabilities	1,522	2,138

Total current liabilities	31,650	74,642
Long-term debt	154,865	102,813
Other long-term debt	12,293	12,058
Other long-term liabilities	391	391
Deferred tax liability	52,097	40,909
Deferred compensation liability	1,460	2,891

Total liabilities	252,756	233,704
Minority Interest	6,597	—
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,262,308 shares issued and outstanding	303	303
Additional paid in capital	394,060	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(1,869)	(3,842)
Shares of common stock held in deferred compensation plan	(2,200)	(2,200)

Total stockholders’ equity	390,294	388,321

Total liabilities and stockholders’ equity	$649,647	$622,025

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf		Great Wolf
	Resorts, Inc.	Predecessor	Resorts, Inc.	Predecessor
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited, dollars in thousands, except per share data)
Revenues:
Rooms	$22,459	$11,209	$57,559	$25,893
Food and beverage	5,268	2,793	14,487	6,517
Other resort operations	5,423	2,845	14,132	6,307
Management fees — related parties	—	499	—	1,208
Development and other fees — related parties	—	781	—	1,289
Sales of condominiums	25,862	—	25,862	—

	59,012	18,127	112,040	41,214
Other revenue from managed properties	—	4,031	—	11,040

Total revenues	59,012	22,158	112,040	52,254

Operating expenses by department:
Rooms	2,884	1,588	8,478	3,848
Food and beverage	4,454	2,426	12,444	5,613
Other	3,958	2,009	11,204	4,815
Other operating expenses:
Selling, general and administrative	5,173	7,969	19,738	14,589
Property operating costs	6,393	1,672	16,799	5,810
Depreciation and amortization	6,286	3,501	19,520	9,415
Cost of sales of condominiums	16,780	—	16,780	—

	45,928	19,165	104,963	44,090
Other expenses from managed properties	—	4,031	—	11,040

Total operating expenses	45,928	23,196	104,963	55,130

Net operating income (loss)	13,084	(1,038)	7,077	(2,876)
Interest income	(319)	(41)	(967)	(202)
Interest expense	1,720	1,725	4,744	4,537
Gain on sale of real estate	—	(581)	—	(1,653)
Interest income on mandatorily redeemable shares	—	(1,091)	—	1,075
Distributions in excess of minority interest capital	—	48	—	48

Income (loss) before income taxes and minority interests	11,683	(1,098)	3,300	(6,681)
Income tax expense	4,675	—	1,331	—
Minority interests	(3)	71	(3)	53

Income (loss) from continuing operations	7,011	(1,169)	1,972	(6,734)
Income from discontinued operations	—	938	—	1,773

Net income (loss)	$7,011	$(231)	$1,972	$(4,961)

Net income per share-basic	$0.23		$0.07

Net income per share-diluted	$0.23		$0.07

Weighted average common shares outstanding:
Basic	30,132,896		30,132,896

Diluted	30,132,936		30,234,887

See accompanying notes to the condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf
	Resorts, Inc.	Predecessor
	Nine months ended
	September 30,
	2005	2004
	(Unaudited, dollars in thousands)
Operating activities:
Net income (loss)	$1,972	$(4,961)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,520	10,088
Non-cash employee compensation expense	(1,553)	—
Gain on sale of assets	—	(6,980)
Minority interests	(3)	2,680
Deferred tax expense	1,331	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,727)	(6,221)
Accounts payable, accrued expenses and other liabilities	(9,741)	4,970

Net cash used in operating activities	8,799	(424)

Investing activities:
Capital expenditures for property and equipment	(95,692)	(81,706)
Proceeds from sale of assets	—	32,173
Increase in equity escrow	—	9,205
Increase in restricted cash	(1,295)	—
Decrease (increase) in escrows	1,024	(784)

Net cash used in investing activities	(95,963)	(41,112)

Financing activities:
Principal payments on long-term debt	(49,597)	(19,070)
Proceeds from issuance of long-term debt	75,677	49,513
Payment of loan costs	(1,678)	(2,395)
Member contributions	—	25,618
Member distributions	—	(11,236)
Changes in mandatorily redeemable ownership interests	—	1,075
Net distributions to minority investors	—	(3,058)

Net cash provided by financing activities	24,402	40,447

Net decrease in cash and cash equivalents	(62,762)	(1,089)
Cash and cash equivalents, beginning of period	79,409	3,490

Cash and cash equivalents, end of period	$16,647	$2,401

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest	$3,595	$4,729
Land contributed for minority interest	$6,660	$—
See accompanying notes to the condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. ORGANIZATION
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
Formation
     We were formed to succeed to certain businesses of the Great Lakes Predecessor (the Predecessor), which was not a legal entity but rather a combination of numerous entities, all of which were under common management. These entities were involved in the development, ownership and operation of resorts, hotels and multifamily housing projects.
     We were incorporated in May 2004 as a Delaware corporation in anticipation of the initial public offering of our common stock (the IPO). The IPO closed on December 20, 2004, concurrently with the completion of various formation transactions (the Formation Transactions). Pursuant to the Formation Transactions:
•	The Predecessor contributed its hotel management and multifamily housing management and development assets, which were unrelated to the resort business, to two subsidiaries of the Predecessor and then distributed the interests in those subsidiaries to the former shareholders of The Great Lakes Companies, Inc. (GLC) (one of the Predecessor’s entities).

•	We acquired GLC and seven resort-owning entities. Pursuant to these acquisitions, investors of GLC and the resort-owning entities received cash, unregistered shares of our common stock or a combination of cash and unregistered shares of our common stock. We issued 13,901,947 shares of our common stock and paid approximately $97,600 in cash in connection with these acquisitions.

•	We issued an aggregate of 130,949 shares of unregistered common stock to holders of tenant in common interests in two of our resorts.
These transactions consolidated the ownership of our resort properties and property interests into Great Wolf Resorts. During the period from our formation until we commenced operations upon closing of the IPO on December 20, 2004, we did not have any material corporate activity.
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
Business Summary
     We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each include a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resorts brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also expect to generate revenues from licensing arrangements, management fees and construction fees with respect to properties owned in whole or part by third parties.
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of September 30, 2005, we own and operate five Great Wolf Lodge resorts (our signature northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

						Indoor
	Ownership		Guest		Condo	Entertainment
	Percentage	Opening	Suites		Units	Area(1)
						(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (2)	100%	1997	309		77	64,000	(3)
Sandusky, OH (2)	100%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		64	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	183		—	54,000
Williamsburg, VA	100%	2005	301	(4)	—	66,000
Resorts Announced or Under Construction:
Pocono Mountains, PA	100%	October 2005	400		—	91,000
Niagara Falls, ONT	—	Spring 2006	406		—	94,000
Mason, OH (5)	84%	Late 2006	401		—	92,000
Chehalis, WA(6)	49%	Mid 2007	317		—	65,000
Grapevine, TX(7)	100%	Fall 2007	400		—	80,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	See Note 8 regarding the joint venture transaction involving these properties.

(3)	Our Wisconsin Dells property has started a 35,000 square foot waterpark expansion. Construction on the expansion began in June 2005 with expected completion in Spring 2006.

(4)	Our Williamsburg property will be adding an additional 100 guest suites. Construction for the expansion is expected to start in Fall 2005 with expected completion in Fall 2006.

(5)	We have entered into a joint venture with Paramount Parks, Inc., a unit of Viacom Inc., to build this resort. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. Construction on the resort began in July 2005 with expected completion in late 2006.

(6)	We have entered into a joint venture with The Confederated Tribes of the Chehalis Reservation. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Fall 2005 with expected completion in 2007.

(7)	We announced on September 13, 2005 plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the approximately 400,000 square-foot building is scheduled to begin spring 2006 with a grand opening slated for in 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited interim condensed consolidated and combined financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated and combined financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.
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
     Principles of Consolidation — Our consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions. We use the equity method to account for all of our investments in unconsolidated joint ventures, as we do not have any controlling interests.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     Stock Based Compensation — We have issued stock options under our 2004 Incentive Stock Plan. As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” we have elected to account for such options in accordance with APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under APB 25, the total compensation expense recognized is equal to the difference between the award’s exercise price and the underlying stock’s market price at the measurement date. Our stock options were granted with an exercise price equal to their fair market value; therefore no compensation expense was recorded in the nine months ended September 30, 2005. Had compensation costs been determined under the fair value method as set forth in SFAS 123, our pro forma net income and net income per share for the three months and nine months ended September 30, 2005 would have been as follows:

	Three months	Nine months ended
	ended	September 30,
	September 30, 2005	2005
Net income, as reported	$7,011	$1,972
Compensation expense, SFAS 123 fair value method	(382)	(1,069)

Pro forma net income	$6,629	$903

Pro forma net income per share — Basic	$0.22	$0.03
Pro forma net income per share — Diluted	$0.22	$0.03
     The weighted average fair value for the options granted is $5.18 for the three months ended September 30, 2005. The SFAS 123 fair value of options granted in the three months ended September 30, 2005, was estimated using a Black-Scholes option-pricing model with the following assumptions:

Dividend yield	—
Weighted-average, risk free interest rate	3.65%
Weighted-average, expected life of option	6.5 years
Expected stock price volatility	40%
     Segments—We are organized into a single operating division. Within that operating division, we have two reportable segments: resort ownership/operation/management and condominium sales. The resort ownership/operation/management segment derives its revenues from the ownership/operation/management of our owned/managed resorts; the condominium sales segment derives its revenues from sales of condominium units to third-party owners. We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA).
     The following summarizes significant financial information regarding our two segments:

	Resort Ownership/			Totals per
	Operation/	Condominium		Financial
	Management	Sales	Other	Statements
Three months ended September 30, 2005:

Revenues	$33,150	$25,862	$—	$59,012

EBITDA	11,332	9,082	(1,041)	$19,373

Depreciation and amortization	—	—	—	(6,286)

Interest expense, net	—	—	—	(1,401)

Income before income taxes				$11,686

Additions to long-lived assets	39,630	—	—	$39,630

Nine months ended September 30, 2005:

Revenues	86,178	25,862	—	$112,040

EBITDA	23,295	9,082	(5,777)	$26,600

Depreciation and amortization	—	—	—	(19,520)

Interest expense, net	—	—	—	(3,777)

Income before income taxes				$3,303

Additions to long-lived assets	95,692	—	—	$95,692

Total assets	625,756	—	23,891	$649,647

     The other items in the table above represent corporate-level activities that do not constitute an accounting segment. Total assets at the corporate level primarily consists of cash.

     Recent Accounting Pronouncements — In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123R is effective for periods beginning the first fiscal year after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. We have not completed our evaluation of the impact of adopting SFAS 123R.
     Minority Interest — We record the non-owned equity interests of our consolidated subsidiaries as minority interests on our consolidated balance sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interests” in our Consolidated Statements of Operations.
     Other Intangible Assets — Our other intangible assets consist of the value of our Great Wolf Lodge trade name. This intangible asset has an indefinite useful life. In accordance with Statement of Financial Accounting Standards No. 142, we do not amortize this intangible, but instead test it for possible impairment at least annually by comparing the fair value of the intangible asset with its carrying amount.
3. PURCHASE ACCOUNTING IN CONNECTION WITH THE IPO
     The IPO closed on December 20, 2004. In conjunction with the Formation Transactions completed on that date, we issued a total of 14,032,896 shares of our common stock and paid cash of approximately $97,600 to buy out certain investors in the resort-owning entities.
     For the five resort-owning entities with operating resorts at the time of the Formation Transactions, we recorded the Formation Transactions by applying the purchase method of accounting in connection with our acquisition of those five resort-owning entities. In conjunction with purchase accounting we:
•	Recorded property and equipment, other assets, debt, intangible assets and other liabilities at their preliminarily estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the preliminarily estimated fair values and the tax bases of assets acquired from the five resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%;

•	Eliminated mandatorily redeemable interests of the Predecessor due to the conversion of those ownership interests to our common stock in conjunction with the Formation Transactions; and

•	Recorded as goodwill the excess of consideration in the purchase transaction over the fair value of net tangible and identifiable intangible assets acquired from the five resort-owning entities.
     The following summarizes the purchase accounting piece of the Formation Transactions:

Value of Great Wolf Resorts common stock issued	$80,840
Cash paid	73,042

Total cost of acquisition	153,882
Fair value of debt assumed	181,415
Fair value of property and equipment acquired	(189,427)
Fair value of intangible assets	(10,296)
Deferred tax liability recorded	11,297
Fair value of other assets and liabilities	8,325

Goodwill	$155,196

     As a result of this process, we had $155,196 of goodwill at December 31, 2004, all of which related to the application of purchase accounting in conjunction with the Formation Transactions. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on preliminary estimates and assumptions. In 2005, we continued to refine these estimates and assumptions:

•	During the three months ended March 31, 2005, we recorded adjustments to the estimated fair market values of property and equipment acquired, resulting in an increase to property and equipment of $30,700, an increase to accrued expenses of $301, an increase in deferred tax liability of $12,059, and a decrease in goodwill of $18,340.

•	During the three months ended June 30, 2005, we recorded adjustments to the estimated fair market values of property and equipment acquired, resulting in a decrease to property and equipment of $3,012, an increase to accrued expenses of $69, a decrease in deferred tax liability of $1,205, and an increase in goodwill of $1,876.

•	During the three months ended September 30, 2005, we recorded adjustments that increased accrued expenses of $37 and an increase in goodwill of $37.
     We expect to continue our process of refining our purchase accounting estimates and assumptions, specifically with regard to the calculation of our deferred tax liability due to the finalization of our 2004 tax returns in the fourth quarter of 2005.
     For the two resort-owning entities with resorts under construction at the time of the Formation Transactions, we recorded the Formation Transactions as a purchase of assets of those two entities. In conjunction with this accounting we:
•	Recorded all identifiable tangible and intangible assets at their estimated fair values as of December 20, 2004;

•	Allocated the excess consideration paid over the estimated fair value of the net assets acquired to all identifiable tangible and intangible assets pro rata based on their estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the total estimated fair values (including the excess amount described in the previous item) and the tax bases of the assets acquired from the two resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30, 2005	December 31, 2004
		(as restated,
		see Note 9)
Land	$33,529	$12,064
Building and improvements	136,403	89,294
Furniture, fixtures and equipment	140,595	82,470
Construction in process	159,928	164,160

	470,455	347,988
Less accumulated depreciation	(17,466)	(614)

Property and equipment, net	$452,989	$347,374

Included in property and equipment at September 30, 2005 and December 31, 2004 is $11,534 and $18,578, respectively, of construction in process that is unpaid and is included in accounts payable.
5. LONG-TERM DEBT AND OTHER LONG-TERM DEBT
     Long-term debt and other long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
Long-Term Debt:
Senior credit facility	$—	$—
Traverse City/Kansas City Mortgage Loan	74,264	75,000
Sheboygan Mortgage Loan	29,083	29,475
Junior Subordinated Debentures	51,550	—
Other debt	1,555	1,523
Williamsburg Construction Loan	—	19,011

	September 30,	December 31,
	2005	2004
Poconos Construction Loan	—	5,598
Other Long-Term Debt:
City of Sheboygan bonds	8,252	8,063
City of Sheboygan loan	4,041	3,995

	168,745	142,665
Less current portion of long-term debt	(1,587)	(27,794)

	$167,158	$114,871

     Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and is not drawn as of September 30, 2005. The senior credit facility was terminated in conjunction with the sale of a majority interest in our Wisconsin Dells and Sandusky properties in October 2005 (See Note 8).
     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at September 30, 2005.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (total rate of 8.75% as of September 30, 2005) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at September 30, 2005.
     Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (the Trust), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in the Trust’s common securities, representing 3% of the total capitalization of the Trust.
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
     Under the terms of the Traverse City/Kansas City Mortgage Loan and the indenture related to the debt securities issued in connection with the TPS, we have agreed to provide the lenders under the Traverse City/Kansas City Mortgage Loan and the trustees for the holder of the TPS and the related debt securities with quarterly financial statements and related documents within 45 days after the end of the first three fiscal quarters of each fiscal year. If we fail to deliver such statements and documents timely, we will be in default under the Traverse City/Kansas City Mortgage Loan and the TPS. Absent a waiver from the lenders, in the case of the Traverse City/Kansas City Mortgage Loan, and the holders of the TPS or holders of the related debt securities, in the case of the TPS, we have a minimum of 30 days after notice to cure the default and, if not waived or cured within such period, the default would become an event of default. If an event of default occurs, the lenders under the Traverse City/Kansas City Mortgage Loan could, among other remedies, immediately accelerate the maturity of all amounts due and payable under the Traverse City/Kansas City Mortgage Loan and the trustees or the holders of at least 25% of the face amount of the TPS or the related debt securities could, among other remedies, immediately accelerate the maturity of all amounts due and payable under the TPS and the related debt securities. We are currently in default on these provisions as a result of our not providing quarterly financial statements within 45 days after the end of the third quarter; we intend to cure these defaults, however, by providing our quarterly financial statement for the quarter ended September 30, 2005 upon filing this Form 10-Q.
     Future Maturities — Future principal requirements on long-term debt and other long-term liabilities are as follows:

Through
September 30,
2006	$1,587
2007	1,723
2008	29,984
2009	1,624
2010	1,736
Thereafter	132,091

Total	$168,745

6. EARNINGS PER SHARE
     We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding as the effect of those potentially dilutive items is anti-dilutive. We had 1,467,000 total options outstanding at September 30, 2005.
     The trust that holds the assets to pay obligations under our deferred compensation plan has 129,412 shares of our common stock. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations. Basic and diluted earnings per common share are as follows:

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
Net income attributable to common shares	$7,011	$1,972
Weighted average common shares outstanding — basic	30,132,896	30,132,896
Weighted average common shares outstanding — diluted	30,132,936	30,234,887
Net income per share — basic	$0.23	$0.07
Net income per share — diluted	$0.23	$0.07
Options to purchase 1,466,960 and 1,365,009 shares of common stock were not included in the computations of diluted earnings per share for the three months and nine months ended September 30, 2005, respectively, because the options’ exercise price was greater than the average market price of the common shares during that period.
7. DISCONTINUED OPERATIONS
     In 2004 the Predecessor had certain hotels classified as held for sale. Operating results and the gain on disposition for these hotels are included in income (loss) from discontinued operations in the combined statements of operations for the three and nine months ended September 30, 2004.
     On December 20, 2004, in connection with the Formation Transactions, the Predecessor spun-off its non-resort interests to the existing shareholders of GLC. As a result, we have included the operations of the spun-off entities in discontinued operations for the three and nine months ended September 30, 2004.
     Operating activity of the discontinued operations consisted of the following:

	Three months
	ended	Nine months ended
	September 30,	September 30,
	2004	2004
Revenues	$966	$4,430
Expenses	(2,289)	(5,357)
Gain on sale	4,779	5,327
Minority interest	(2,518)	(2,627)

Income from discontinued operations	$938	$1,773

8. SUBSEQUENT EVENTS
     On October 11, 2005, we formed a joint venture with CNL Income Properties, Inc., a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired the Great Wolf Lodge — Wisconsin Dells, Wisconsin and Great Wolf Lodge — Sandusky, Ohio. CNL initially purchased approximately a 61.1% equity interest in the joint venture, with us owning the remaining approximately 38.9%. CNL Income Properties increased its ownership interest in the joint venture to 70 % on November 3, 2005. The two properties purchased by the joint venture currently carry no mortgage debt. The joint venture plans to leverage the properties with mortgage financing and expects to complete that financing in the fourth quarter 2005. We will continue to operate the properties and will license the Great Wolf Lodge brand to the joint venture under 25-year agreements.
     On October 26, 2005, we opened our 401-suite Great Wolf Lodge resort in the Pocono Mountains.
9. RESTATEMENT
     Subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2005, we determined that:
•	The acquisition of each of our Williamsburg and Pocono Mountains resorts in conjunction with the Formation Transactions in December 2004 did not constitute an acquisition of a “business,” as that term is defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets of a Business,” and that we should have recorded each of those acquisitions as a purchase of assets, rather than a purchase of a business. As a result, the amounts previously recorded as goodwill in connection with the Williamsburg and Poconos resorts have now been recorded as increases to identifiable intangible assets, and property and equipment.

•	The provisions of EITF Issue No. 01-4, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” were applicable to us as of the date of the Formation Transactions in December 2004, and that some portion of the amounts previously recorded as goodwill in connection with the five operating resorts purchased at that time should have been recorded as increases to identifiable intangible assets.

Additionally, we determined that certain amounts related to restricted cash and condominium assets required reclassification in our consolidated balance sheet. As a result of these items, we have restated our financial results for the year ended December 31, 2004 to properly reflect these items. A summary of the significant effects of the restatement is as follows:

	As
	Previously
December 31, 2004:	Reported	As Restated
Cash and cash equivalents	$81,417	$79,409
Condominiums under development	—	2,412
Other current assets	3,921	5,929
Property and equipment, net	275,758	347,374
Other Intangible Asset	—	19,114
Goodwill	218,727	155,196
Deferred tax liability	11,298	40,909
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
Overview
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
     Formation. We were formed to succeed to certain businesses of the Great Lakes Predecessor (the Predecessor), which was not a legal entity but rather a combination of numerous entities, all of which were under common management. These entities were involved in the development, ownership and operation of resorts, hotels and multifamily housing projects.
     We were incorporated in May 2004 as a Delaware corporation in anticipation of the initial public offering of our common stock (the IPO). The IPO closed on December 20, 2004, concurrently with the completion of various formation transactions (the Formation Transactions). Pursuant to the Formation Transactions:
•	The Predecessor contributed its hotel management and multifamily housing management and development assets, which were unrelated to the resort business, to two subsidiaries of the Predecessor and then distributed the interests in those subsidiaries to the former shareholders of The Great Lakes Companies, Inc. (GLC) (one of the Predecessor’s entities).

•	We acquired GLC and seven resort-owning entities. Pursuant to these acquisitions, investors of GLC and the resort-owning entities received cash, unregistered shares of our common stock or a combination of cash and unregistered shares of our common stock. We issued 13,901,947 shares of our common stock and paid approximately $97,600 in cash in connection with these acquisitions.

•	We issued an aggregate of 130,949 shares of unregistered common stock to holders of tenant in common interests in two of our resorts.
These transactions consolidated the ownership of our resort properties and property interests into Great Wolf Resorts. During the period from our formation until we commenced operations upon closing of the IPO on December 20, 2004, we did not have any material corporate activity.
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

     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each include a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resorts brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also expect to generate revenues from licensing arrangements, management fees and construction fees with respect to properties owned in whole or part by third parties.
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of September 30, 2005, we own and operate five Great Wolf Lodge resorts (our signature northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

						Indoor
	Ownership		Guest			Entertainment
	Percentage	Opening	Suites		Condo Units	Area(1)
						(Approx. ft(2)
Existing Resorts:
Wisconsin Dells, WI (2)	100%	1997	309		77	64,000	(3)
Sandusky, OH (2)	100%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		64	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	183		—	54,000
Williamsburg, VA	100%	2005	301	(4)	—	66,000
Resorts Announced or Under Construction:
Pocono Mountains, PA	100%	October 2005	400		—	91,000
Niagara Falls, ONT	—	Spring 2006	406		—	94,000
Mason, OH (5)	84%	Late 2006	401		—	92,000
Chehalis, WA(6)	49%	Mid 2007	317		—	65,000
Grapevine, TX(7)	100%	Fall 2007	400		—	80,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	See Note 8 regarding the joint venture transaction involving these properties.

(3)	Our Wisconsin Dells property has started a 35,000 square foot waterpark expansion. Construction on the expansion began in June 2005 with expected completion in Spring 2006.

(4)	Our Williamsburg property will be adding an additional 100 guest suites. Construction for the expansion is expected to start in Fall 2005 with expected completion in Fall 2006.

(5)	We have entered into a joint venture with Paramount Parks, Inc., a unit of Viacom Inc. to build this resort. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development by contributing the land needed for the resort. Construction on the resort began in July 2005 with expected completion in late 2006.

(6)	We have entered into a joint venture with The Confederated Tribes of the Chehalis Reservation. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Fall 2005 with expected completion in 2007.

(7)	We announced on September 13, 2005 plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the approximately 400,000 square-foot building is scheduled to begin spring 2006 with a grand opening slated for in 2007.
     Industry Trends. While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. The concept of a family entertainment resort with an indoor waterpark was first introduced in Wisconsin Dells, Wisconsin and has evolved there over the past 15 years. We believe those resorts have historically outperformed standard hotels in that market.
     Outlook. We believe that the no other operator or developer other than Great Wolf Resorts has established a regional portfolio of family entertainment resorts featuring indoor waterparks. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. Several of our resorts have similar family entertainment resorts that compete directly with them.
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to: maximize total resort revenue; minimize costs by leveraging our economies of scale; and build upon our existing brand awareness and loyalty in order to compete more effectively. Our primary external growth strategies are to: capitalize on our first-mover advantage by being the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets; focus on development and strategic growth opportunities by seeking to develop and open at least two new owned resorts in target markets each year for the next several years and target selected licensing and joint venture opportunities; and continue to innovate by leveraging our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers.
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
     During the second and third quarters of 2005, we experienced operating results well below our initial internal projections for those periods. When we noted the below-expected results in the second quarter, we reforecast our operating projections for the third and fourth quarters of 2005. Although our actual results in the third quarter were within our revised range of results for that period, that range was significantly reduced from our initial expectations for the period and we experienced declines in several of our key performance indicators as compared to the prior year.
     We believe that this decline in operating performance from our initial expectations was due to a combination of factors:
•	A slower-than-expected summer vacation season in the Midwest. In particular, our Sandusky and Traverse City resorts are highly impacted by consumer spending in the Ohio and Michigan regions. We believe that adverse general economic circumstances in those regions (such as bankruptcies of several major companies and/or large announced layoffs by major employers) have negatively impacted overall discretionary consumer spending in those regions.

•	Competitive pressures at some of our resorts, most notably our Sandusky property. The Sandusky market has been impacted by an increase in the number of competitive rooms of indoor waterpark resorts. During the second quarter of 2004, our 271-room resort was the only indoor waterpark resort in that market, but at September 30, 2005, indoor waterpark resorts have more than 800 rooms in this market. Although our long-term view of the Sandusky market is positive based on our experience with competition in the Wisconsin Dells market, we believe the absorption of the new supply of indoor waterpark rooms in the Sandusky market will occur over time with a gradual increase in overall demand.

•	A slower-than-expected occupancy ramp-up at our Sheboygan, Wisconsin property. This resort opened in June 2004, but the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. This has impacted the consumer demand for our indoor waterpark resort in that market.

•	A shortening of the booking window for customers making reservations at our resorts. This change from prior years decreases our ability to project demand trends and patterns at our resorts, thereby lessening our capacity to selectively increase room rates during periods of peak demand.

     The above factors were significant to our operating results in the third quarter of 2005, and we have taken the following steps to address them:
•	We have implemented revised, targeted marketing programs, including new programs specifically focused on increasing consumer awareness of our resorts for the December holiday season, at each of our resorts for the remainder of 2005 to address the softness in demand we witnessed at our locations in the second and third quarters.

•	We have reforecast revenues for all of our resorts for the remainder of 2005, based on current market conditions and trends. Our revised revenue projections for the remainder of 2005 remain significantly lower than our initial 2005 projections. We have also reviewed all of our resorts’ operating budgets for the remainder of 2005 and have taken steps to reduce or eliminate certain operating costs in order to more closely align our cost structure with our revised revenue expectations.

•	We have increased our corporate operations staffing in order to better understand and respond to current demand, customer booking and operating trends. We have implemented internal monitoring and reporting processes that provide enhanced information on demand, in order to maximize our ability to best price room rates in an environment with shorter customer booking windows.

•	We have entered into a joint venture in October 2005 with CNL Income Properties. The joint venture acquired our Wisconsin Dells and Sandusky resorts. Under the joint venture, CNL has purchased a 70 percent equity interest in the joint venture, with us retaining the remaining 30 percent. We have received approximately $80,000 in proceeds from CNL for their purchase of the 70 percent joint venture interest, and we expect to receive a distribution of approximately $18,000 from the joint venture upon the placement of mortgage financing on the joint venture’s two resorts in the fourth quarter. We will continue to operate the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements. We believe this transaction provides significant benefits by:
•	Monetizing a majority interest in our two most mature assets and providing approximately $98 million in capital we can recycle and use for future development of resorts.

•	Reducing our exposure to the potential volatility of ongoing operating results in two markets by decreasing our ownership interests in the two resorts from 100 percent to 30 percent.

•	Creating more predictable, long-term income streams through the new management and licensing contracts on these two resorts.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the nine months ended September 30, 2005. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
•	Monitoring our historical trends for occupancy and estimating our high occupancy nights;

•	Offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;

•	Structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials;

•	Monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and

•	Offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.

In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.
     We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:
•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR;

•	total revenue per available room, or Total RevPAR;

•	total revenue per occupied room, or Total RevPOR; and

•	earnings before interest, taxes, depreciation and amortization, or EBITDA.
     Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:
•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.
     Total RevPAR and Total RevPOR are defined as follows:
•	Total RevPAR is calculated by dividing total revenue by rooms available

•	Total Rev POR is calculated by dividing total revenue by occupied rooms
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2005, approximately 33% of our total resort revenues consisted of non-rooms revenue.
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
     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with GAAP. Because depreciation and amortization are non-cash items, we believe that presentation of EBITDA is a useful measure of our operating performance;

•	it is widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and

•	it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results.
     Our management uses EBITDA:
•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results;

•	for planning purposes, including the preparation of our annual operating budget;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of other acquisitions and dispositions.
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
     The tables shown below reconcile net income (loss) to EBITDA for the periods presented.

	Great Wolf		Great Wolf
	Resorts	Predecessor	Resorts	Predecessor
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$7,011	$(231)	$1,972	$(4,961)
Adjustments:
Interest expense, net	1,401	1,895	3,777	5,130
Income tax expense	4,675	—	1,331	—
Depreciation and amortization	6,286	3,519	19,520	10,088

EBITDA	$19,373	$5,183	$26,600	$10,257

Results of Operations
     General
     Our and the Predecessor’s results of operations for the three and nine months ended September 30, 2005 and 2004 are not directly comparable due primarily to the impact of the IPO and the Formation Transactions, our new debt and the repayment of debt upon the consummation of the IPO. In addition, in March 2005 our Great Wolf Lodge in Williamsburg, Virginia opened.
     Great Wolf Resorts Financial Information
     Great Wolf Resorts’ financial information includes:
•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg operating resorts; and

•	our resorts that are under construction.
     Revenues. Our revenues consist of lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts.
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes; and

•	depreciation and amortization.
     Great Lakes Predecessor Financial Information
     The Predecessor combined historical financial information included the following:
•	GLC and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.
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
     The Predecessor employed the staff at its managed properties. Under their management agreements, the hotel and resort owners reimbursed the Predecessor for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses, (EITF 01-14)” establishes standards for accounting for reimbursable expenses in the Predecessor’s income statement. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on the Predecessor’s statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. The Predecessor’s departmental operating expenses consisted of rooms, food and beverage and other department expenses.
     The Predecessor’s other operating expenses included the following items:
•	selling, general and administrative expenses, which were associated with the management of hotels and resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
Three months ended September 30, 2005, for Great Wolf Resorts compared with the three months ended September 30, 2004, for the Predecessor
The following table shows key operating statistics for our resorts for the three months ended September 30, 2005 and 2004:

	All Properties (a)	Same Store Comparison (b)
	Three months ended	Three months ended	Three months ended	Increase (Decrease)
	September 30, 2005	September 30, 2005	September 30, 2004	$	%
Occupancy	67.3%	67.0%	74.3%	N/A	(9.8)%
ADR	$223.19	$217.88	$224.56	$(6.68)	(3.0)%
RevPAR	$150.13	$145.89	$166.76	$(20.87)	(12.5)%
Total RevPOR	$327.60	$318.80	$321.94	$(3.14)	(1.0)%
Total RevPAR	$220.37	$213.46	$239.07	$(25.61)	(10.7)%

(a)	Includes results for properties that were open for any portion of the period.

(b)	Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, and Sheboygan resorts).
     Our Williamsburg resort opened in March 2005. We acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004. As a result, comparisons of changes in total revenue, rooms revenue and other revenue between the three month period ended September 30, 2005 (during which six resorts were open for the entire period) and September 30, 2004 (during which three resorts were open) are not meaningful.

     Presented below are selected amounts from the statements of operations for the three months ended September 30, 2005 and 2004:

	Three months ended
	September 30,
	Great Wolf Resorts	Predecessor
	2005	2004	Increase (Decrease)
Revenues	$59,012	$22,158	$36,854
Departmental operating expenses	11,296	6,023	5,273
Selling, general and administrative	5,173	7,969	(2,796)
Property operating costs	6,393	1,672	4,721
Depreciation and amortization	6,286	3,501	2,785
Cost of sales of condominiums	16,780	—	16,780
Net operating income (loss)	13,084	(1,038)	14,122
Gain on sale of real estate	—	(581)	(581)
Net interest expense	1,401	1,684	(283)
Interest expense on mandatorily redeemable shares	—	(1,091)	1,091
Income tax expense	4,675	—	4,675
Income from discontinued operations	—	938	(938)
Net income (loss)	7,011	(231)	7,242
     Revenues. Total revenues increased primarily due to revenues related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Williamsburg resort in March 2005. Total revenues for the resorts in Wisconsin Dells, Sandusky and Williamsburg were $17,907 for the three months ended September 30, 2005. The net increase in resort revenue for the three months ended September 30, 2005, versus the three months ended September 30, 2004, was offset by $4,031 of revenue related to managed properties recorded in the three months ended September 30, 2004. We had no revenue from managed properties in the three months ended September 30, 2005. Also included in revenues for the three months ended September 30, 2005 is revenue from condominium sales of $25,862 that relates to our condominiums at our Wisconsin Dells Resort. We had no similar sales during the three months ended September 30, 2004.
     Operating expenses. Total operating expenses increased primarily due to expenses related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Williamsburg resort in March 2005.
•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky and Williamsburg were $6,311 for the three months ended September 30, 2005.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky and Williamsburg were $3,216 for the three months ended September 30, 2005. Selling, general and administrative expenses in the three months ended September 30, 2004, included $3,120 of IPO related charges and a $1,147 write off of development related expenses. Similar charges were not incurred during the three months ended September 30, 2005. Also, selling, general and administrative expenses in the period ending September 30, 2005, included a reduction of a previously-recognized employee compensation expense of $1,307. A similar reduction was not recorded during the three months ended September 30, 2004.

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky and Williamsburg were $2,968 for the three months ended September 30, 2005. Property operating costs also included pre-opening costs related to our Poconos resort of $1,094 for the three months ended September 30, 2005, as compared to $73 for the three months ended September 30, 2004. Also, property tax/insurance expense and utility expense for our resort in Kansas City increased by $262 and $126 during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky and Williamsburg was $3,310 for the three months ended September 30, 2005. The net increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City, Kansas City and Sheboygan in the three months ended September 30, 2005, as compared to September 30, 2004.

•	Cost of sales of condominiums of $16,780 relates to the condominiums at our Wisconsin Dells Resort. A similar type charge was not incurred during the three months ended September 30, 2004.

     Net income (loss). Net income (loss) increased due to the following:
•	Increase in net operating income in the three months ended September 30, 2005.
     This increase was partially offset by:
•	Income tax expense in the three months ended September 30, 2005 with no income taxes in the three months ended September 30, 2004, reflecting our structure after the IPO as a C Corporation that pays income taxes, as opposed to the Predecessor’s pass-through entities with no income tax obligations in the three months ended September 30, 2004.

•	Interest on mandatorily redeemable shares incurred in the three months ended September 30, 2004 was not incurred in the three months ended September 30, 2005 due to the conversion of the mandatorily redeemable interests to common stock in conjunction with the Formation Transactions.

•	Income from discontinued operations in the three months ended September 30, 2004 was not incurred in the three months ended September 30, 2005.
Nine months ended September 30, 2005, for Great Wolf Resorts compared with the nine months ended September 30, 2004, for the Predecessor
The following table shows key operating statistics for our resorts for the nine months ended September 30, 2005 and 2004:

	All Properties (a)	Same Store Comparison (b)
	Nine months ended	Nine months ended	Nine months ended	Increase (Decrease)
	September 30, 2005	September 30, 2005	September 30, 2004	$	%
Occupancy	65.0%	65.5%	69.9%	N/A	(6.3)%
ADR	$210.58	$206.12	$212.85	$(6.73)	(3.2)%
RevPAR	$136.81	$135.01	$148.85	$(13.84)	(9.3)%
Total RevPOR	$313.85	$306.99	$307.00	$(0.01)	(0.0)%
Total RevPAR	$203.90	$201.08	$214.69	$(13.61)	(6.3)%

(a)	Includes results for properties that were open for any portion of the period.

(b)	Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City and Kansas City resorts).
     Our Sheboygan, and Williamsburg resorts opened in June 2004 and March 2005, respectively. We acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004. As a result, comparisons of changes in total revenue, rooms revenue and other revenue between the nine month period ended September 30, 2005 (during which five resorts were open for the entire period and one resort was open for a portion of the period) and September 30, 2004 (during which two resorts were open for the entire period and one resort was open for a portion of the period) are not meaningful.
     Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30,
	Great Wolf Resorts	Predecessor
	2005	2004	Increase (Decrease)
Revenues	$112,040	$52,254	$59,786
Departmental operating expenses	32,126	14,276	17,850
Selling, general and administrative	19,738	14,589	5,149
Property operating costs	16,799	5,810	10,989
Depreciation and amortization	19,520	9,415	10,105
Cost of sales of condominiums	16,780	—	16,780
Net operating income (loss)	7,077	(2,876)	9,953
Net interest expense	3,777	4,335	(558)
Gain on sale of investments	—	(1,653)	(1,653)

	Nine months ended
	September 30,
	Great Wolf Resorts	Predecessor
	2005	2004	Increase (Decrease)
Interest on mandatorily redeemable shares	—	1,075	(1,075)
Income tax expense	1,331	—	1,331
Income from discontinued operations	—	1,773	(1,773)
Net income (loss)	1,972	(4,961)	6,933
     Revenues. Total revenues increased primarily due to revenues related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan and Williamsburg resorts in June 2004 and March 2005, respectively. Total revenues for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $52,530 for the nine months ended September 30, 2005. Revenue for the resort in Sheboygan was $5,630 for the nine months ended September 30, 2004. This net increase in resort revenue was offset by $11,040 of revenue related to managed properties recorded in the nine months ended September 30, 2004. We had no revenue from managed properties in the nine months ended September 30, 2005. Also included in revenues for the nine months ended September 30, 2005 is revenue from condominium sales of $25,862 that relates to our condominiums at our Wisconsin Dells Resort. We had no similar sales during the nine months ended September 30, 2004.
     Operating expenses. Total operating expenses increased primarily due to expenses related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004, and the opening of the Sheboygan and Williamsburg resorts in June 2004 and March 2005, respectively.
•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $21,038 for the nine months ended September 30, 2005. Departmental expenses for the resort in Sheboygan were $2,673 for the nine months ended September 30, 2004.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $12,562 for the nine months ended September 30, 2005. Selling, general and administrative expenses for the resort in Sheboygan were $895 for the nine months ended September 30, 2004. Selling, general and administrative expenses in the nine months ended September 30, 2004, included $3,580 of IPO related charges and a $1,147 write off of development related expenses. Similar charges were not incurred during the nine months ended September 30, 2005. Also, selling, general and administrative expenses in the period ending September 30, 2005, included a reduction of a previously-recognized employee compensation expense of $1,553. A similar reduction was not recorded during the nine months ended September 30, 2004

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $10,396 for the nine months ended September 30, 2005. Included in this amount is $2,927 of pre-opening costs related to our Williamsburg resort. Property operating costs and pre-opening costs for the resort in Sheboygan were $2,000 and $1,534, respectively, for the nine months ended September 30, 2004. Property operating costs also included pre-opening costs related to our Poconos resort of $1,372 for the nine months ended September 30, 2005, as compared to $73 for the nine months ended September 30, 2004. Also, property tax/insurance expense and utility expense for our resort in Kansas City increased by $599 and $273 during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg was $12,282 for the nine months ended September 30, 2005. Included in this amount are loan fees of $731 and $1,385 for Williamsburg and Poconos, respectively, which were written off to amortization expense at the time the construction loans were paid off during period. Depreciation and amortization for the resort in Sheboygan was $1,322 for the nine months ended September 30, 2004. The net increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City, Kansas City, and Sheboygan in the nine months ended September 30, 2005, as compared to September 30, 2004.

•	Cost of sales of condominiums of $16,780 relates to the condominiums at our Wisconsin Dells Resort. A similar type charge was not incurred during the nine months ended September 20, 2004.
     Net income (loss). Net income increased due to the following:
•	Our decreased net operating loss in the nine months ended September 30, 2005.

•	Interest on mandatorily redeemable shares incurred in the nine months ended September 30, 2004 was not incurred in the nine months ended September 30, 2005 due to the conversion of the mandatorily redeemable interests to common stock in conjunction with the Formation Transactions.
     This increase was partially offset by:
•	Income from discontinued operations in the nine months ended September 30, 2004 was not recorded in the nine months ended September 30, 2005.

•	Income tax expense in the nine months ended September 30, 2005 with no income tax expense in the nine months ended September 30, 2004, reflecting our structure after the IPO as a C Corporation that pays income taxes, as opposed to the Predecessor’s pass-through entities with no income tax obligations in the nine months ended September 30, 2004.
Liquidity and Capital Resources
     As of September 30, 2005, we had total indebtedness of $168,745 summarized as follows:

September 30,
2005
Long-Term Debt:
Senior credit facility	$—
Traverse City/Kansas City Mortgage Loan	74,264
Sheboygan Mortgage Loan	29,083
Junior Subordinated Debentures	51,550
Other debt	1,555
Other Long-Term Liabilities:
City of Sheboygan bonds	8,252
City of Sheboygan loan	4,041

168,745
Less current portion of long-term debt	$1,587

$167,158

     Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan is secured by our Wisconsin Dells and Sandusky resorts and is not drawn as of September 30, 2005. The senior credit facility was terminated in conjunction with the sale of a majority interest in our Wisconsin Dells and Sandusky properties in October 2005 (See Note 8 in the notes to Condensed Consolidated and Combined Financial Statements).
     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at September 30, 2005.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (total rate of 8.75% as of September 30, 2005) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at September 30, 2005.
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
Under the terms of the TraverseCity/Kansas City Mortgage Loan and the indenture related to the debt securities issued in connection with the TPS, we have agreed to provide the lenders under the Traverse City/Kansas City Mortgage Loan and the trustees for the holder of the TPS and the related debt securities with quarterly financial statements and related documents within 45 days after the end of the first three fiscal quarters of each fiscal year. If we fail to deliver such statements and documents timely, we will be in default under the Traverse City/Kansas City Mortgage Loan and the TPS. Absent a waiver from the lenders, in the case of the Traverse City/Kansas City Mortgage Loan, and the holders of the TPS or holders of the related debt securities, in the case of the TPS, we have a minimum of 30 days after notice to cure the default and, if not waived or cured within such period, the default would become an event of default. If an event of default occurs, the lenders under the Traverse City/Kansas City Mortgage Loan could, among other remedies, immediately accelerate the maturity of all amounts due and payable under the Traverse City/Kansas City Mortgage Loan and the trustees or the holders of at least 25% of the face amount of the TPS or the related debt securities could, among other remedies, immediately accelerate the maturity of all amounts due and payable under the TPS and the related debt securities. We are currently in default on these provisions as a result of our not providing quarterly financial statements within 45 days after the end of the third quarter; we intend to cure these defaults, however, by providing our quarterly financial statement for the quarter ended September 30, 2005 upon filing this Form 10-Q.
     Short-Term Liquidity Requirements
     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
     Historically, we have satisfied our short-term liquidity requirements through operating cash flows, proceeds from borrowings and equity contributions from investors. We believe that cash provided by our operations, together with proceeds from investing activities, will be sufficient to fund our requirements for working capital, capital expenditures and debt service for the next twelve months.
     Long-Term Liquidity Requirements
     Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our resorts as well as the costs associated with the development of new resorts. We expect to meet these needs through existing working capital, cash provided by operations and a combination of mortgage financing on properties being developed, proceeds from investing activities (such as the sale of newly-constructed condominiums at our existing resorts or sale of majority ownership interest in certain resorts), additional borrowings under future credit facilities, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our largest expenditures over the next 36 months are expected to be for capital expenditures for development of future resorts. Our capital expenditures for resorts under development were $110,057 for the nine months ended September 30, 2005; we expect to have approximately $30,000 of such expenditures in the remainder of 2005 and $191,000 in 2006. As discussed above, we expect to meet these requirement through a combination of cash provided by operations, proceeds from the CNL joint venture transaction, proceeds from investing activities and mortgage financing on properties being developed.
     Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2005:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt Obligations(1)	$168,745	$1,587	$31,707	$3,360	$132,091
Operating Lease Obligations	1,698	437	816	445	—
Construction Contracts	73,949	73,949	—	—	—

Total	$244,392	$75,973	$32,523	$3,805	$132,091

(1)	Includes $8,252 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,041 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
As we develop future resorts, we expect to incur significant additions, debt obligations and construction contract obligations.
     Working Capital
     We had $16,647 of available cash and cash equivalents and a working capital deficit of $4,395 (current assets less current liabilities) at September 30, 2005, compared to the $79,409 of available cash and cash equivalents and $15,837 of working capital at December 31, 2004. Cash at December 31, 2004 was higher than at September 30, 2005 mainly due to the proceeds of the IPO in December 2004.
Cash Flows
Nine months ended September 30, 2005, for Great Wolf Resorts compared with the nine months ended September 30, 2004, for the Predecessor

			Increase
	2005	2004	(Decrease)
Net cash provided by (used in) operating activities	$8,799	$(424)	$9,223
Net cash used in investing activities	(95,963)	(41,112)	(54,851)
Net cash provided by financing activities	24,402	40,447	(16,045)
     Operating Activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, resulted primarily from proceeds from sales of condominiums.
     Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, resulted primarily from an increase in capital expenditures in the 2005 period as compared to the 2004 period.
     Financing Activities. The decrease in net cash provided by financing activities for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, resulted primarily from a decrease in net member contributions.
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
     Our earnings are also affected by the changes in our interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. As of September 30, 2005, we had total indebtedness of approximately $168,745. This debt consisted of:
•	$74,264 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$29,083 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate equal to prime plus 200 basis points. The total rate was 8.75% at September 30, 2005.

•	$51,550 of debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR + 310 basis points thereafter. The securities mature in March 2035.

•	$8,252 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,041 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

•	$1,555 of other fixed rate debt.
     As of September 30, 2005, the fair values of the indebtedness described above approximate their carrying values as the terms are similar to those currently available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $291 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $291 annually.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance that information in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified pursuant to the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, we considered matters relating to the restatement of our previously-issued consolidated financial statements, including the related weakness in our internal control over financial reporting. After consideration of the matters discussed above, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
Material Weakness in Internal Control Over Financial Reporting
     On November 10, 2005, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2005 due to an evaluation of the application of purchase accounting for certain transactions entered into in December 2004. We are now filing our third quarter Form 10-Q, which includes the restatement of our condensed consolidated financial statements for the year ended December 31, 2004. We also intend to file: (1) an Annual Report on Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the year ended December 31, 2004; and (2) Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarters.
     Our management believes that the errors giving rise to the restatement occurred because of a variety of factors, including the complexity of the interpretation of accounting standards related to the application of purchase accounting to our Formation Transactions. In this regard, we concluded there was a material weakness in our internal control over financial reporting related to the implementation of complex accounting standards, including the application of purchase accounting to our Formation Transactions. A material weakness is a control deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In order to remediate this weakness in internal control, prior to the quarter ended September 30, 2005, we added staff to assist in addressing the implementation of complex accounting standards, including the application of purchase accounting, to provide for additional levels of internal review over such complex transactions.
     In connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are in the process of reviewing, documenting and testing our systems of internal control over financial reporting in order to provide the basis for our evaluation and report on these systems as of the end of our fiscal year. We cannot be certain as to the timing of completion of our testing and our ongoing remediation efforts. Accordingly, remediated controls may not be in place for a sufficient time period over which to assess effectiveness, and our evaluation of internal control may not be completed in time for our external auditors to complete their assessment on a timely basis. If we are not able to comply with the requirements of Section 404 in a timely manner, the reliability of our internal control over financial reporting may be impacted.
Changes In Internal Control
     During the period covered by this quarterly report on Form 10-Q, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Measures for Identified Material Weakness
Our planned remediation measures in connection with the material weakness described above include the following:
1.	We will require continuing education over the next 12 months for our accounting and finance staff who are responsible for financial reporting to ensure compliance with current and emerging financial reporting and compliance practices.

2.	We will utilize outside consultants, other than our Independent Registered Public Accounting Firm, to assist us in our evaluation of complex accounting transactions and related reporting, specifically in the area of purchase accounting, in cases where we believe such additional expertise is appropriate.

3.	We will assess staff expertise in our accounting and finance areas and take any steps necessary to staff our accounting and finance departments appropriately.

4.	We and our Audit Committee, as necessary, will consider additional items, or will alter the planned steps above, in order to remediate further the material weakness described above.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are party to various legal actions in the ordinary course of our business. We believe that these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects.
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

10.1
Venture Formation and Contribution Agreement by and between CNL Income Partners, LP, Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC and Great Wolf Resorts, Inc., dated October 3, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 7, 2005)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

Exhibit
Number	Description
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC. /s/ James A. Calder

James A. Calder Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)
Dated: November 21, 2005