Form 10-K/A
period 2004-12-31
Great Wolf Resorts, Inc.
filed 2005-11-30
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
AMENDMENT NO. 1

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 16, 2005, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $724,782,000 based on the closing price on the Nasdaq for such shares.
     The number of shares outstanding of the issuer’s common equity was 30,262,308 as of March 16, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than May 2, 2005.

Great Wolf Resorts, Inc.
Annual Report on Form 10-K/A
For the Year Ended December 31, 2004

EXPLANATORY NOTE
     Great Wolf Resorts, Inc. (the Company) is filing this Report on Form 10-K/A for the year ended December 31, 2004 to reflect the restatement of its consolidated and combined financial statements, the notes thereto, and related disclosures, for the year ended December 31, 2004.
     During the fourth quarter of 2005, the Company determined that it was necessary to restate previously issued financial statements for changes in the application of purchase accounting for certain transactions entered into in December 2004. Due to errors in the application of purchase accounting for those transactions, and due to other reclassifications of assets, the Company has recorded adjustments (the Adjustments) to restate the previously issued financial statements for the year ended December 31, 2004.
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
     The Adjustments had the effect of decreasing the Company’s cash and cash equivalents by $2.0 million, increasing condominiums under development by $2.4 million, increasing other current assets by $2.0 million, increasing property and equipment by $71.6 million, increasing other intangible assets by $19.1 million, decreasing goodwill by $63.5 million, and increasing deferred tax liability by $29.6 million as of December 31, 2004, and decreasing net cash provided by operating activities by $2.4 million and decreasing net cash used in investing activities by $0.4 million for the year ended December 31, 2004. The Adjustments had no impact on net income as previously reported for the year ended December 31, 2004. The Adjustments are described in the table in Note 15 to the consolidated and combined financial statements.
     This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part II, Items 6, 7, 8 and 9A. Except as identified in the prior sentence, no other items included in the original Form 10-K have been amended, and such items remain in effect as of the filing date of the original Form 10-K. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I
ITEM 1. BUSINESS
Overview and Development
     As used herein, the terms “we,” “our” and “us” refer to Great Wolf Resorts, Inc., a Delaware corporation, and its subsidiaries. All dollar amounts used in this Annual Report on Form 10-K/A are in thousands, except per share amounts and operating statistics.
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
     We own and operate four existing Great Wolf Lodge(R) resorts, our signature northwoods-themed resorts, and one Blue Harbor Resort, a nautical-themed property. In addition, we own two Great Wolf Lodge resorts that are under construction and scheduled to open for business during 2005. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s. We are currently evaluating 12 to 14 additional markets for potential future development of Great Wolf Lodge resorts, six of which are in active site negotiation. We anticipate that most of our future resorts will be developed under our Great Wolf Lodge brand, but we may develop additional nautical-themed resorts in other appropriate markets.
     We were formed in May 2004 to succeed to the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc., and a number of its related entities. We refer to these entities collectively as Great Lakes. Great Lakes developed and operated hotels between 1995 and December 2004. In 1999, Great Lakes began its resort operations by purchasing Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, Great Lakes opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, Great Lakes opened the Blue Harbor Resort in Sheboygan, Wisconsin. Immediately prior to the closing of our initial public offering of common stock, which we refer to in this Form 10-K/A report as the IPO, Great Lakes had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania. These resorts are scheduled to open in late March and October of 2005, respectively.
     On December 20, 2004, in connection with the closing of the IPO, we acquired each of these resorts and the resorts currently under construction, as well as certain resort development and management operations, in exchange for an aggregate of 14,032,896 shares of our common stock and $97,600, in a series of transactions we refer to in this Form 10-K/A report as the formation transactions. We also realized net proceeds of $248,700 from the sale of 16,100,000 shares of our common stock in the IPO.

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

					Year Ended December 31, 2004(1)
								Other	Total
				Indoor		Average	Revenue per	Revenue per	Revenue per
	Opened/Target			Entertainment		Daily	Available	Occupied	Occupied
Location	Opening	Rooms		Area(2)	Occupancy	Rate	Room(3)	Room	Room(4)
				(Approx. ft(2))	(%)	($)	($)	($)	($)
Existing Resorts:
Wisconsin Dells, WI	May 1997(5)	309	(6)	64,000	62.2	188.76	117.47	78.44	267.20
Sandusky, OH(7)	March 2001	271		41,000	68.0	231.45	157.50	94.33	325.78
Traverse City, MI	March 2003	281		51,000	69.4	223.43	155.04	97.25	320.68
Kansas City, KS	May 2003	281		49,000	64.4	196.18	126.31	89.67	285.85
Sheboygan, WI(8)	June 2004	183	(9)	54,000	58.3	190.35	110.93	161.26	351.61
Resorts Under Construction:
Williamsburg, VA	March 2005	301		66,000	—	—	—	—	—
Pocono Mountains, PA	Fall 2005	400		91,000	—	—	—	—	—
Niagara Falls, ONT(10)	Spring 2006	404		94,000	—	—	—	—	—

(1)	Information for our Sheboygan resort reflects operating results from the resort’s opening in June 2004 through December 31, 2004.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theater, Wiley’s Woods and party room in the resorts that have such amenities.

(3)	Revenue per available room represents the total room revenue per total available rooms for the year ended December 31, 2004, calculated by multiplying the occupancy by the average daily rate.

(4)	Total revenue per occupied room is calculated by adding the average daily rate and other revenue per occupied room.

(5)	Great Lakes purchased this property in November 1999.

(6)	Our Wisconsin Dells property also features 77 condominium units currently under construction.

(7)	Prior to May 2004, we operated this resort as a Great Bear Lodge.

(8)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(9)	Our Blue Harbor Resort also features 64 individually owned two and four bedroom condominium units.

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
     Amenities. Each of our existing resorts features, and each of our resorts under construction will feature, a combination of the following amenities. Our Blue Harbor resort amenities have similar appropriate nautical- themed names.
•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grill, with a life-sized sea plane suspended over the dining area, Lumber Jack’s Cook Shanty, the Loose Moose Bar & Grill, and the Camp Critter Bar & Grille, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grille and Rusty Anchor Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts, with the exception of our Sandusky resort, has a Bear Claw Café ice cream shop and confectionery that provides sandwiches, Starbucks(R) coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterparks.

•	Gift Shop. Each of our resorts has a Buckhorn Exchange or Precious Cargo gift shop that provides unique themed gifts, including Great Wolf Lodge logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Aveda concept or Cameo spa that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments, as well as yoga classes and a wide selection of Aveda products. We intend to add an Aveda concept spa to our Sandusky Great Wolf Lodge resort.

•	Game Arcade. Our Youkon Jack’s or Northern Lights game arcades range in size from approximately 3,900 to 7,000 square feet, have over 70 games of skill and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Club. Our Cub Club rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Cub Club is a frequent guest program for our younger guests. Cub Club membership is open to all children who have stayed at one of our resorts and includes a periodic newsletter, exclusive offers, rewards for each stay and a free meal and dessert when members visit during their birthday month. We currently have more than 10,000 Cub Club members. Our Blue Harbor Resort features a Crew Club frequent guest program and activities that are similar to our Cub Club.

•	Animated Clocktower. Each of our Great Wolf Lodge resorts, with the exception of our Sandusky resort, has a two-story animated clocktower located in the resort’s main atrium lobby. The clocktower provides daily theatrical entertainment through talking and singing trees, animals and northwoods figures. Our Blue Harbor Resort features a 2,000 gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September. Our Wisconsin Dells resort also has outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment and weight-lifting machines with numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting rooms ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City resort.

•	Conference Facility. Our Blue Harbor Resort features an approximately 21,000 square-foot attached conference facility that provides spaces ranging from approximately 1,000 square feet to 10,000 square feet for a number of different types of conferences and conventions.

•	Biko’s 3D Theatre. Our 3D theatres, located at our Wisconsin Dells and Traverse City resorts, provide a 12-minute virtual reality adventure for children and their parents.

•	Wiley’s Woods. Wiley’s Woods is an interactive indoor live video game in a four-story, approximately 16,000 square-foot structure located at our Wisconsin Dells resort. Children ages three and older wear electronic wrist bands and gain points by navigating slides, bridges, nets and mazes and performing a variety of tasks on over 60 machines and gadgets. Admission to Wiley’s Woods is free for all resort guests and is open to the public for a fee of $6 for children and $9 for adults, with free admission for children under the age of three.
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
Great Wolf Lodge of Sandusky, Ohio
     In March 2001, we opened our Great Bear Lodge in Sandusky, Ohio, which has the same theming as each of our Great Wolf Lodge resorts and was re-named the Great Wolf Lodge of Sandusky in May 2004. Sandusky is a family destination near Cleveland, Ohio that is well known for its amusement parks. According to the Sandusky/FIB Erie County Visitors and Convention Bureau, Sandusky attracts approximately seven million visitors each year. Sandusky is within a one-hour drive from Cleveland, Ohio; a two-hour drive from Detroit, Michigan; a two and one-half-hour drive from Columbus, Ohio; and a three-hour drive from Pittsburgh, Pennsylvania. According to Third Wave Research, there are approximately 23.7 million people who live within 180 miles of the resort.

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
Great Wolf Lodge of Traverse City, Michigan
     In March 2003, we opened our Great Wolf Lodge in Traverse City, Michigan. Traverse City is a traditional family vacation destination with skiing and lake activities. According to the Traverse City Convention and Visitors Bureau, Traverse City attracts approximately two million visitors each year. Traverse City is within a three-hour drive from Grand Rapids, Michigan and the Saginaw/Flint, Michigan area and a four-hour drive from Detroit, Michigan. This resort also draws guests from Northern Indiana and Ohio. According to Third Wave Research, there are approximately 7.6 million people who live within 180 miles of the resort.
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

•	Value, Comfort and Convenience. Guest rooms at each of our resorts are spacious and comfortable suites that generally range in size from approximately 385 square feet to 1,900 square feet and include a wet bar, microwave, refrigerator and dining and sitting area. Many of the suites have specific themes that are geared toward enhancing our younger guests’ experience, including our KidCabin(R) and Wolf Den Suites, which have a partitioned room with bunk beds designed as log cabins and northwoods forest dens, respectively. All of our resorts are within a convenient driving distance of our large target customer bases. Because our indoor waterparks and our other amenities generally are not impacted by weather conditions, we offer our guests a reliable experience. On average, a two-night stay at our resorts costs a family of four approximately $600, making it a very affordable family vacation option.

•	Favorable Market Trends. We believe recent vacation trends favor our Great Wolf Lodge concept as the number of families choosing to take shorter, more frequent vacations that they can drive to has increased over the past several years. We believe that these trends will continue and that we are well positioned to take advantage of them. We believe our resorts are less affected by changes in economic cycles, as drive-to destinations are less expensive and more convenient than destinations that require air travel. In addition, we have identified over 50 markets in the United States that, according to Third Wave Research, each have populations in excess of five million people located within a convenient driving distance.

•	Market Presence and Barriers to Entry. We are the largest owner and operator of family entertainment resorts with indoor waterparks in the United States based on the number of resorts in operation. We believe this market presence gives us a significant competitive advantage in attracting guests and efficiently developing additional resorts. We believe our closest competitor has one operating themed indoor waterpark resort and another under construction. In addition, we believe the significant barriers to entry present in our industry segment, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a difficult, multi-year permitting process, discourage other companies in the lodging and entertainment industries from developing similar family entertainment resorts. A new Great Wolf Lodge resort typically takes from one to three years to develop, which includes market selection, site selection and permitting, an additional 15 to 18 months to build and costs approximately $65,000 to $95,000.

•	Focus on Safety. We invest heavily in safety measures in the design and operation of our resorts. For example, we specifically design our waterparks with attention to sightlines and safety precautions and use one of the most respected training methods in the water safety industry to train each of our lifeguards. We design and construct our indoor waterparks with state-of-the-art air quality and water treatment systems. We also maintain and periodically upgrade our facilities to ensure that we provide our guests with best-in-class safety measures and systems.

•	Experienced Management Team and Committed and Motivated Staff. Our senior management team has an average of approximately 14 years of experience in the hospitality, family resort and real estate development industries and has significant expertise in operating complex, themed, family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including a pleasant and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb customer experience and personally assuring that our guests fully enjoy their family vacation.
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
     As of the date of our original Form 10-K report, our executive officers and directors, as a group, beneficially owned approximately 16.3% of the outstanding shares of our common stock (taking into account the resignations of two of our executive officers effective March 31, 2005). By reason of such holdings, these stockholders acting as a group will be able to exercise significant influence over our affairs and policies, including the election of our board of directors and matters submitted to a vote of our stockholders such as mergers and significant asset sales, and their interests might not be consistent with the interests of other stockholders.
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
     As of the date of our original Form 10-K report, we had outstanding 30,262,308 shares of common stock. Of these shares, the 16,100,000 shares sold in the IPO are freely tradable. The 14,032,896 shares issued in connection with our formation transactions were subject to lock-up provisions in our bylaws that prohibited the sale of any of these shares until June 18, 2005, without the prior written consent of our board of directors or chief executive officer. Subject to certain restrictions, after the end of the lock-up period all of these shares are freely tradable pursuant to an effective Registration Statement previously filed under the Securities Act of 1933, as amended. If our stockholders sell substantial amounts of shares of common stock in the public market, including the shares issued in connection with our formation transactions, or upon the exercise of outstanding options, or if the market perceives that these sales could occur, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.
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
Forward-Looking Statements
     Certain information included in this Form 10-K/A report contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Great Wolf Resorts, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth above under the section entitled “Risk Factors.”
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

     The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	December 21,
	2004-		January 1,
	December 31,		2004-
	2004		December 20,	Year Ended December 31,
	Great Wolf		2004	2003	2002	2001	2000
	Resorts		Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	(Dollars in thousands, except per share amounts)
Statement of Operations:
Revenues:
Rooms	$3,261		$31,438	$18,801	$—	$—	$—
Food, beverage and other	1,289		16,110	9,439	—	312	—
Management and other fees	79		3,157	3,109	3,329	3,022	4,070
Other revenue from managed properties(1)	—		14,553	14,904	14,889	13,286	9,456

Total revenues	4,629		65,258	46,253	18,218	16,620	13,526

Operating expenses:
Departmental expenses Rooms	298		4,917	3,265	—	—	—
Food, beverage and other	958		13,678	8,580	—	—	—
Other operating expenses:
Selling, general and administrative	7,372		18,613	11,376	4,159	3,853	5,168
Property operating costs	295		8,810	5,283	631	—	—
Depreciation and amortization	1,897		12,925	7,744	212	73	51
Other expenses from managed properties(1).	—		14,553	14,904	14,808	13,286	9,456

Total operating expenses	10,820		73,496	51,152	19,810	17,212	14,675

Operating income (loss)	(6,191)		(8,238)	(4,899)	(1,592)	(592)	(1,149)
Interest income	(66)		(224)	(55)	(88)	(76)	2
Interest expense	280		6,748	4,413	217	366	578
(Gain) loss on sale of investments and securities	—		(1,653)	—	13	(96)	(11)
Interest on mandatorily redeemable shares	—		1,761	(3,136)	4,479	390	—

Income (loss) before income taxes	(6,405)		(14,870)	(6,121)	(6,213)	(1,176)	(1,718)
Income tax benefit	(2,563)		—	—	—	—	—

Income (loss) from continuing operations	(3,842)		(14,870)	(6,121)	(6,213)	(1,176)	(1,718)
Income (loss) from discontinued operations	—		1,928	1,118	(542)	332	(1,037)

Income (loss) before cumulative effect of change in accounting principle	(3,842)		(12,942)	(5,003)	(6,755)	(844)	(2,755)
Cumulative effect of change in accounting principle	—		—	460	—	(333)	—

Net income (loss)	$(3,842)		$(12,942)	$(4,543)	$(6,755)	$(1,177)	$(2,755)

Basic loss per share	$(0.13)
Diluted loss per share	$(0.13)
Weighted average common shares outstanding —
Basic	30,132,896	(2)
Diluted	30,132,896	(2)
Cash Flows:
Cash flows from:
Operating activities(4)	$762		3,637	$8,126	$376
Investing activities(4)	(97,583)		(64,472)	(64,280)	(46,276)
Financing activities	172,151		61,424	54,854	49,797
Balance Sheet Data (end of period):
Total assets(4)	$622,025			$173,494	$106,751	$54,191	$51,342
Total long-term debt	$142,665			$93,733	$37,710	$9,466	$5,679
Long-term debt secured by assets of spun-off entities	—			12,108	5,054	5,177	5,100
Long-term debt secured by assets held for sale	—			$14,220	$31,564	$34,193	$33,084
Non-GAAP financial measures:
EBITDA	$(4,294	)(3)	$7,559 (3)	$12,439 (3)	$334 (3)	$6,287	$431

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by the Predecessor.

(2)	We currently have 30,262,308 shares of our common stock outstanding. Included in that total are 129,412 shares held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	See reconciliation to net income (loss) in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures.”

(4)	As restated — see Note 15 to consolidated financial statements.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As described in Note 15 to the consolidated and combined financial statements, subsequent to the issuance of the consolidated and combined financial statements for the year ended December 31, 2004, we determined that it was necessary to restate our previously issued financial statements for changes in our application of purchase accounting for certain transaction entered into in December 2004. Due to errors in the application of purchase accounting for those transactions, and due to other reclassifications of assets, we have recorded adjustments (the Adjustments) to restate the previously issued financial statements for the year ended December 31, 2004. The Adjustments result primarily from the application of Emerging Issues Task Force (EITF) Issues No. 98-3 and No. 04-1 with regard to our recording of our formation transactions in December 2004. We recorded the formation transactions by applying the purchase method of accounting in connection with the acquisition of seven resort-owning entities. This accounting was presented in our filings with the SEC for the year ended December 31, 2004 and the quarters ended March 31, 2005 and June 30, 2005. The Adjustments had the effect of decreasing our cash and cash equivalents by $2.0 million, increasing condominiums under development by $2.4 million, increasing other current assets by $2.0 million, increasing property and equipment by $71.6 million, increasing other intangible assets by $19.1 million, decreasing goodwill by $63.5 million, and increasing deferred tax liability by $29.6 million as of December 31, 2004, and decreasing net cash provided by operating activities by $2.4 million and decreasing net cash used in investing activities by $0.4 million for the year ended December 31, 2004. The Adjustments had no impact on net income as previously reported for the year ended December 31, 2004.
     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our IPO, the formation transactions and related refinancing transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in Item 1 of this Form 10-K/A report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in Item 1 of this Form 10-K/A report entitled “Risk Factors” and “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.
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
     Carrying Value of Goodwill. As a result of the Formation Transactions, we recorded approximately $155,196 of goodwill on our consolidated balance sheet. On an annual basis, we perform an analysis to determine any impairment of the carrying value of goodwill. To test goodwill for impairment, we analyze the fair value of the individual resort to which the goodwill is assigned to the carrying value of that resort. If the analysis indicates that the carrying value is less than the fair value of the individual resort, we compare the implied fair value of the resort’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the individual resort to all the assets and liabilities of that resort as if it had been acquired in a business combination. The excess of the fair value of the individual resort over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income.
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
     The tables shown below reconcile net loss to EBITDA for the periods presented.

	Great Wolf
	Resorts	Predecessor
	Period	Period
	December 21,	January 1,
	2004	2004
	through	through	Year Ended
	December 31,	December 20,	December 31,
	2004	2004	2003	2002
Net loss	$(3,842)	$(12,942)	$(4,543)	$(6,755)
Adjustments:
Interest expense, net	214	7,394	6,542	2,920
Income tax benefit	(2,563)	—	—	—
Depreciation and amortization	1,897	13,107	10,440	4,169

EBITDA	$(4,294)	$7,559	$12,439	$334

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
     Total other operating expenses increased $19,497 to $39,307 for 2003, compared to $19,810 for 2002. This increase was primarily due to:
•	Selling, general and administrative expenses increased by $7,217 to $11,376 for 2003 from $4,159 for 2002, primarily due to the effect of the Traverse City and Kansas City resorts commencing operations in 2003.

•	Property operating costs increased $4,652 to $5,283 for 2003 from $631 in 2002, primarily due to the effect of the Traverse City and Kansas City resorts commencing operations in 2003.

•	Depreciation and amortization expense increased by $7,532 to $7,744 for 2003 from $212 for 2002. This increase resulted from the purchases or placement into service of property and equipment during 2003, primarily at the Traverse City and Kansas City resorts that commenced operations in 2003, and the related increase in depreciation taken on those assets.

•	Other expenses from managed properties increased $96 to $14,904 for 2003 from $14,808 for 2002 due to increased payroll costs at managed properties.

     Operating loss. Operating loss for 2003 increased $3,307 to $(4,899) from $(1,592) for 2002.
     Net loss. Net loss decreased $2,212 to $(4,543) in 2003 from $(6,755) in 2002. This decrease was primarily due to the following:
•	Interest on mandatorily redeemable ownership interests decreased by $7,615 to $(3,136) in 2003 and $4,479 in 2002, due to the adoption of SFAS No. 150 on July 1, 2003 and the marking to fair value of the derivative instruments related to the mandatorily redeemable ownership interests.

•	Income (loss) from discontinued operations increased $1,660 to $1,118 for 2003 from $(542) for 2002. SFAS No. 144 requires the net activity of assets held for sale or disposed of during a fiscal period to be classified as discontinued operations. The income from discontinued operations increased significantly in 2003 as a result of gains on the sales of the Manassas Country Inn & Suites, the Manassas Fairfield Inn and the Hampton Inn & Suites Warwick during 2003.

•	A cumulative effect of change in accounting principle of $460 related to the adoption of SFAS No. 150 was recorded in 2003. This gain resulted from recording at fair market value the value of certain mandatorily redeemable equity interests.
     This decrease was partially offset by the increase in operating loss, as well as:
•	Net interest expense increased $4,229 to $4,358 in 2003 from $129 in 2002. This increase was due primarily to increased debt levels as a result of finishing construction of the Traverse City and Kansas City resorts during 2003.
Liquidity and Capital Resources
     As of December 31, 2004, we had total indebtedness of $142,665 summarized as follows:

Mortgage Debt:
Senior credit facility	$—
Traverse City/Kansas City Mortgage Loan	75,000
Sheboygan Mortgage Loan	29,475
Williamsburg Construction Loan	19,011
Poconos Construction Loan	5,598
Other	1,523
Other Debt:
City of Sheboygan bonds	8,063
City of Sheboygan loan	3,995

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
     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule, with a balloon principal payment due after ten years. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity.
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
     The Trust used the proceeds of the offering and our investment to purchase from us $51,500 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The cost of the trust preferred offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by the Trust. The Trust paid these costs utilizing an investment from us. The proceeds from our debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $48,400. We used the net proceeds to retire the Poconos construction loan and for future development.
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
Working Capital
     We had $79,409 of available cash and cash equivalent assets and $15,837 of working capital (current assets less current liabilities) at December 31, 2004, compared to the Predecessor’s $3,490 of cash and cash equivalents and its working capital deficit of $(15,231) at December 31, 2003. This increase to cash and working capital, as compared to Predecessor historical amounts, are primarily due to net cash provided by the IPO.
Cash Flows
Comparison of Twelve Months Ended December 31, 2004 for the Company to Year Ended December 31, 2003 for the Predecessor

			Increase
	2004	2003	(Decrease)
Net cash provided by operating activities	$4,399	$8,126	$(3,727)
Net cash used in investing activities	(162,055)	(64,280)	(97,775)
Net cash provided by financing activities	233,575	54,854	178,721
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

ITEM 8. FINANCIAL STATEMENTS
     The following consolidated and combined financial statements are filed as part of this Annual Report on Form 10-K/A:

Page
No.
Consolidated and Combined Financial Statements of Great Wolf Resorts, Inc. and Subsidiaries and Great Lakes Predecessor:
Report of Independent Registered Public Accounting Firm	49
Consolidated and Combined Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of December 31, 2004 (as restated) and for Great Lakes Predecessor as of December 31, 2003	50
Consolidated and Combined Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the period from December 21, 2004 through December 31, 2004 and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and for the years ended December 31, 2003 and 2002	51
Consolidated and Combined Statements of Equity for Great Wolf Resorts, Inc. and Subsidiaries for the period from December 21, 2004 through December 31, 2004 and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and for the years ended December 31, 2003 and 2002	52
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004 (as restated), 2003 and 2002	53
Notes to Consolidated and Combined Financial Statements	54

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
     As discussed in Note 15 to the consolidated and combined financial statements, the accompanying 2004 consolidated and combined financial statements have been restated.
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 22, 2005 (November 29, 2005 as to Note 15)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED BALANCE SHEETS

	Great Wolf
	Resorts, Inc.	Predecessor
	December 31,
	2004	2003
	(as restated,
	see Note 15)
	(Dollars in thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$79,409	$3,490
Accounts receivable, net of allowance for doubtful accounts of $183 and $655	881	1,877
Inventory	1,848	850
Condominiums under development	2,412	—
Other current assets	5,929	134
Assets of spun-off entities	—	10,382
Assets held for sale	—	15,467

Total current assets	90,479	32,200
Property and equipment, net	347,374	120,874
Equity escrow	—	13,722
Other assets	9,862	5,288
Other intangible assets	19,114	—
Goodwill	155,196	1,410

Total assets	$622,025	$173,494

LIABILITIES, MINORITY INTERESTS AND EQUITY
Current liabilities:
Current portion of long-term debt	$27,794	$9,632
Accounts payable	31,506	4,550
Accrued expenses	10,075	5,057
Advance deposits	3,129	1,153
Other current liabilities	2,138	711
Long-term debt secured by assets of spun-off entities	—	12,108
Long-term debt secured by assets held for sale	—	14,220

Total current liabilities	74,642	47,431
Mortgage debt	102,813	82,637
Other long-term debt	12,058	1,464
Other long-term liabilities	391	—
Deferred tax liability	40,909	—
Deferred compensation liability	2,891	—
Mandatorily redeemable ownership interests	—	11,194

Total liabilities	233,704	142,726
Minority interests	—	1,585
Commitments and contingencies Equity:
Predecessor:
Class A voting Shares, no par value; 450 shares authorized, 329 shares issued and 300 shares outstanding at December 31, 2003		—
Class B non-voting Shares, no par value; 8,550 shares authorized, 6,251 shares issued and 5,700 shares outstanding at December 31, 2003		—
Treasury stock		(824)
Members’ equity of combined entities		31,263
Accumulated deficit		(1,256)
Great Wolf Resorts, Inc.:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,262,308 shares issued and outstanding at December 31, 2004	303
Additional paid in capital	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2004	—
Accumulated deficit	(3,842)
Shares of common stock held in deferred compensation plan	(2,200)

Total equity	388,321	29,183

Total liabilities, minority interests and equity	$622,025	$173,494

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf
	Resorts, Inc.	Predecessor	Predecessor
	Period	Period
	December 21,	January 1,
	2004	2004
	through	through	Year Ended
	December 31,	December 20,	December 31,
	2004	2004	2003	2002
	(Dollars in thousands, except per share data)
Revenues:
Rooms	$3,261	$31,438	$18,801	$—
Food and beverage	776	8,255	4,833	—
Other hotel operations	513	7,855	4,606	—
Management fees — related parties	—	1,700	2,190	2,574
Development and other fees — related parties	79	1,457	919	836

	4,629	50,705	31,349	3,410
Other revenue from managed properties	—	14,553	14,904	14,808

Total revenues	4,629	65,258	46,253	18,218

Operating expenses by department:
Rooms	298	4,917	3,265	—
Food and beverage	598	7,370	4,528	—
Other	360	6,308	4,052	—
Other operating expenses:
Selling, general and administrative	7,372	18,613	11,376	4,159
Property operating costs	295	8,810	5,283	631
Depreciation and amortization	1,897	12,925	7,744	212

	10,820	58,943	36,248	5,002
Other expenses from managed properties	—	14,553	14,904	14,808

Total operating expenses	10,820	73,496	51,152	19,810

Net operating loss	(6,191)	(8,238)	(4,899)	(1,592)
Interest income	(66)	(224)	(55)	(88)
Interest expense	280	6,748	4,413	217
(Gain) loss on sale of investments	—	(1,653)	—	13
Interest on mandatorily redeemable shares	—	1,761	(3,136)	4,479

Loss before income taxes	(6,405)	(14,870)	(6,121)	(6,213)
Income tax benefit	(2,563)	—	—	—

Loss from continuing operations	(3,842)	(14,870)	(6,121)	(6,213)
Income (loss) from discontinued operations	—	1,928	1,118	(542)

Loss before cumulative effect of change in accounting principle	(3,842)	(12,942)	(5,003)	(6,755)
Cumulative effect of change in accounting principle	—	—	460	—

Net loss	$(3,842)	$(12,942)	$(4,543)	$(6,755)

Basic loss per share	$(0.13)

Diluted loss per share	$(0.13)

Weighted average common shares outstanding:
Basic	30,132,896

Diluted	30,132,896

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf
	Resorts, Inc.	Predecessor
	Period	Period	Predecessor
	December 21,	January 1,
	2004	2004
	through	through	Year Ended
	December 31,	December 20,	December 31,
	2004	2004	2003	2002
	(as restated, see Note 15)
	(Dollars in thousands)
Operating activities:
Net loss	$(3,842)	$(12,942)	$(4,543)	$(6,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,897	13,107	10,440	4,169
Non-cash employee compensation expenses	2,891	—	—	—
(Gain) loss on sale of assets	—	(5,327)	(10,967)	—
(Gain) loss on sale of investments and other	—	(1,653)	—	13
Minority interests	—	2,729	10,247	(26)
Cumulative effect of change in accounting principle	—	—	(460)	—
Deferred tax benefit	(2,563)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,564	(9,236)	(883)	(675)
Accounts payable, accrued expenses and other liabilities	815	16,959	4,292	3,650

Net cash provided by operating activities	762	3,637	8,126	376

Investing activities:
Capital expenditures for property and equipment	(115)	(108,804)	(77,060)	(46,224)
Proceeds from sale of assets	—	32,174	26,451	—
Purchases of owners’ interest, net of cash acquired	(95,460)	—
Increase in restricted cash	(2,008)	—	—	—
Increase in escrow	—	(1,564)	—	—
(Increase) decrease in equity escrow	—	13,722	(13,671)	(52)

Net cash used in investing activities	(97,583)	(64,472)	(64,280)	(46,276)

Financing activities:
Proceeds from equity offering	273,700	—	—	—
Payment of offering costs	(21,979)	(726)	—	—
Principal payments on long-term debt	(152,417)	(16,805)	(17,765)	(3,523)
Proceeds from issuance of long-term debt	75,000	68,330	63,496	29,018
Payment of loan costs	(2,153)	(2,569)	(2,351)	(1,897)
Member contributions	—	25,788	29,318	24,648
Member distributions	—	(11,370)	(3,856)	(710)
Purchase of treasury stock	—	—	—	(470)
Changes in mandatorily redeemable ownership interests	—	1,761	(3,136)	4,479
Net distributions to minority investors	—	(2,985)	(10,852)	(1,748)

Net cash provided by financing activities	172,151	61,424	54,854	49,797

Net increase (decrease) in cash and cash equivalents	75,330	589	(1,300)	3,897
Cash and cash equivalents, beginning of period	4,079	3,490	4,790	893

Cash and cash equivalents, end of period	$79,409	$4,079	$3,490	$4,790

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest	$698	$6,317	$4,786	$493
Land contributed for membership interest	$—	$—	$—	$4,000
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
     Property and Equipment — Investments in property and equipment are recorded at cost, except in the case of acquired property and equipment, which is recorded at its estimated fair value at the acquisition date. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

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
     Other Intangible Assets — Our other intangible assets consist of the value of our Great Wolf Lodge trade name. This intangible asset has an indefinite useful life. In accordance with Statement of Financial Accounting Standards No. 142., we do not amortize this intangible, but instead test it for possible impairment at least annually by comparing the fair value of the intangible asset with its carrying amount.
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
     Advertising — Advertising costs are expensed as incurred. Advertising expense for the period December 21, 2004 through December 31, 2004, the period January 1, 2004 through December 20, 2004 and the year ended December 31, 2003 was $135, $3,148, and $2,218, respectively; advertising expense for 2002 was insignificant.
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
     For the five resort-owning entities with operating resorts at the time of the Formation Transactions, we recorded the Formation Transactions by applying the purchase method of accounting in connection with GLC’s acquisition of the five resort-owning entities. Through the exchanges of shares of GLC for shares of our common stock, GLC’s shareholders as a group had the largest minority portion of any organized group of shareholder interest in our company, and GLC’s former senior management comprises our senior management. Accordingly, as prescribed by SFAS No. 141, “Business Combinations,” GLC was identified as the accounting acquirer. We issued 4,755,318 shares of our common stock with a value of $80,840 to the owners of the five resort-owning entities. The value of our shares issued was determined based on the IPO price of $17.00 per share. Net of the effects of the carryover in book value from the Predecessor to us of (1) the resorts’ equity included in the Predecessor’s December 20, 2004 equity balance, (2) the resorts’ mandatorily redeemable ownership interests and (3) the resorts’ minority interests, the total increase in our equity from the issuance of these 4,755,318 shares was $69,057.
     We also issued 4,909,077 shares of our common stock to the shareholders of GLC, the accounting acquirer. As GLC’s equity was carried forward to us at historical cost, the issuance of these shares did not affect our total equity balance, but instead resulted in a reclassification of $50 from additional paid-in capital to common stock.
     In conjunction with purchase accounting we:
•	Recorded property and equipment, other assets, debt and other liabilities at their preliminarily estimated fair values;
•	Recorded a deferred tax liability resulting from the difference between the preliminarily estimated fair value and the tax basis of assets acquired from the five resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%;

•	Eliminated mandatorily redeemable interests of the Predecessor due to the conversion of those ownership interests to our common stock in conjunction with the Formation Transactions; and
•	Recorded as goodwill the excess of consideration in the purchase transaction over the fair value of net tangible assets acquired from the five resort-owning entities.
     The following summarizes the purchase accounting piece of the Formation Transactions:

Value of Great Wolf Resorts common stock issued	$80,840
Cash paid	73,042

Total cost of acquisition	153,882
Fair value of debt assumed	181,415
Fair value of property and equipment acquired	(189,427)
Fair value of intangible assets	(10,296)
Deferred tax liability recorded	11,297
Fair value of other assets and liabilities	8,325

Goodwill	$155,196

     Some of the values and amounts used in the application of purchase accounting for our consolidated balance sheet are based on preliminary estimates and assumptions. These estimates and assumptions are subject to possible change as we finalize them in 2005, based on information we are waiting to obtain.
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
Pro Forma Information

	2004	2003
	(Unaudited)
Total revenues	$91,036	$68,920
Net loss	(9,331)	(646)
Loss per basic and diluted share	$(0.31)	$(0.02)
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	December 31,
	2004	2003
Land and improvements	$12,064	$16,455
Building and improvements	89,294	32,778
Furniture, fixtures and equipment	82,470	51,488
Construction in process	164,160	25,933

	347,988	126,654
Less accumulated depreciation	(614)	(5,780)

Property and equipment, net	$347,374	$120,874

Included in property and equipment at December 31, 2004, is $18,578 of construction in process that is unpaid and is included in accounts payable.

5. LONG-TERM DEBT
     Long-term debt consists of the following:

	December 31,
	2004	2003
Mortgage Debt:
Senior credit facility	$—	$—
Traverse City/Kansas City Mortgage Loan	75,000	—
Sheboygan Mortgage Loan	29,475	10,326
Williamsburg Construction Loan	19,011	554
Poconos Construction Loan	5,598	—
Pre-IPO Mortgage Loans	—	74,470
Other mortgage debt	1,523	—
Other Debt:
City of Sheboygan bonds	8,063	1,468
City of Sheboygan loan	3,995	—
Lines of credit	—	6,682
Notes payable	—	233

	142,665	93,733
Less current portion of long-term debt	(27,794)	(9,632)

	$114,871	$84,101

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
     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule, with a balloon principal payment due after ten years. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at December 31, 2004.
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
     Our deferred tax liability of $40,909 as of December 31, 2004 was recorded in conjunction with purchase accounting entries recorded for the five resort-owning entities with operating resorts and the acquisition of the two resort-owning entities with resorts under construction; all of these transactions were associated with the IPO and the Formation Transactions. We recorded this liability at our anticipated effective tax rate of 40%. The deferred liability results substantially from the effects of accelerated depreciation and amortization of fixed assets and the recording of assets acquired at fair value.
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
     Letter of Credit — In connection with the construction of the Blue Harbor Resort, we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2005. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other current assets on the consolidated balance sheet at December 31, 2004.
     Guarantees — Based on certain criteria, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for that guarantee. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. In connection with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin, Blue Harbor Resort Sheboygan, LLC (BH Resort LLC) entered into agreements with the City of Sheboygan and The Redevelopment Authority of the City of Sheboygan, Wisconsin (collectively, the City) whereby the City funded certain costs of construction. The City funded $4,000 toward the construction of the Blue Harbor Resort and related public improvements and $8,200 toward construction of a convention center connected to the resort.

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

2005.	$371
2006.	424
2007.	400
2008.	406
2009.	343

Total	$1,944

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
10. RETIREMENT PLAN
     We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Contributions to the plan were $193, $166, and $131 for the period January 1, 2004 through December 20, 2004, and the years ended December 31, 2003 and 2002, respectively. There were no contributions for the period December 21, 2004 through December 31, 2004.
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
     The Predecessor adopted the provisions of SFAS 150 effective July 1, 2003. Prior to the adoption of SFAS 150, the Predecessor accounted for the Kansas City Class B units under the provisions of EITF Issue No. D-98. In accordance with that pronouncement, the Predecessor accounted for the Kansas City Class B units as a mandatorily redeemable security and classified the redemption amount outside of equity in the combined balance sheet. The security was initially recorded at its fair value at date of issue, using accepted valuation techniques, and the security was adjusted to its estimated redemption amount at each balance sheet date and recorded as mandatorily redeemable ownership interests. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, or FSP 150-3, indefinitely deferring the measurement provisions of SFAS 150 with respect to certain minority interests in consolidated ventures entered into prior to November 5, 2003. As a result, the Predecessor thereafter continued to account for the Kansas City security under the provisions of EITF D-98.
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
     Operating activity of the discontinued operations consisted of the following:

	Period
	January 1,
	2004
	through
	December 20,	Year Ended December 31,
	2004	2003	2002
Revenues	$4,859	$10,896	$16,596
Expenses	(5,529)	(10,498)	(17,164)
Gain on sale	5,327	10,967	—
Minority interests	(2,729)	(10,247)	26

Income (loss) from discontinued operations	$1,928	$1,118	$(542)

     Interest on mortgage debt related to properties sold or spun off has been included in the operating results above.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following tables sets forth certain items included in our and the Predecessor’s consolidated and combined financial statements for each quarter of the years ended December 31, 2004 and 2003.

	Predecessor
	First	Second	Third	Fourth
2003:	Quarter	Quarter	Quarter	Quarter
Total Revenues	$5,082	$13,030	$15,659	$12,482
Operating income (loss)	(2,092)	(298)	1,149	(3,658)
Net income (loss) before cumulative effect of change in accounting principle	(373)	(116)	1,185	(5,699)
Cumulative effect of change in accounting principle			460
Net income (loss)	(373)	(116)	1,645	(5,699)

					Great Wolf
	Predecessor				Resorts, Inc.
				Period	Period
				October 1,	December 21,
				2004	2004
				through	through
	First	Second	Third	December 20,	December 31,
2004:	Quarter	Quarter	Quarter	2004	2004
Total Revenues	$14,752	$15,344	$22,158	$13,004	$4,629
Operating income (loss)	(84)	(1,754)	(1,038)	(5,362)	(6,191)
Net income (loss)	(1,918)	(2,812)	(231)	(7,981)	(3,842)
Basic and diluted earnings per share					$(0.13)
15. RESTATEMENT
          Subsequent to the issuance of our consolidated and combined financial statements for the year ended December 31, 2004, we determined that:
•	The acquisition of each of our Williamsburg and Pocono Mountains resorts in conjunction with the Formation Transactions in December 2004 did not constitute an acquisition of a “business,” as that term is defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets of a Business,” and that we should have recorded each of those acquisitions as a purchase of assets, rather than a purchase of a business. As a result, the amounts previously recorded as goodwill in connection with the Williamsburg and Poconos resorts have now been recorded as increases to identifiable intangible assets, and property and equipment.

•	The provisions of EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” were applicable to us as of the date of the Formation Transactions in December 2004, and that some portion of the amounts previously recorded as goodwill in connection with the five operating resorts purchased at that time should have been recorded as increases to identifiable intangible assets.
Additionally, we determined that certain amounts and activity related to restricted cash and condominium assets required reclassification in our consolidated balance sheet and consolidated statement of cash flows. As a result of these items, we have restated our financial results for the year ended December 31, 2004 to properly reflect these items. We also recorded certain other immaterial reclassifications. A summary of the significant effects of the restatement is as follows:

	As
	Previously
December 31, 2004	Reported	As Restated
Cash and cash equivalents	$81,417	$79.409
Condominiums under development	—	2,412
Other current assets	3,921	5,929
Property and equipment, net	275,758	347,374
Other Intangible Asset	—	19,114
Goodwill	218,727	155,196
Deferred tax liability	11,298	40,909
Period January 1, 2004 through December 20, 2004:
Statement of Cash Flows:
Change in prepaid expenses and other assets	(6,824)	(9,236)
Net cash provided by operating activities	6,049	3,637
Capital expenditures for property and equipment	(111,216)	(108,804)
Net cash used in investing activities	(66,884)	(64,472)
Period December 21, 2004 through December 31, 2004:
Statement of Cash Flows:
Increase in restricted cash	—	(2,008)
Net cash used in investing activities	(95,575)	(97,583)

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
Material Weakness in Internal Control Over Financial Reporting
     On November 10, 2005, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2005 due to an evaluation of the application of purchase accounting for certain transactions entered into in December 2004. We have subsequently filed our third quarter Form 10-Q, which included the restatement of our condensed consolidated financial statements for the year ended December 31, 2004. We are now filing our Annual Report on Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the year ended December 31, 2004. We also intend to file Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarters.
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
     In order to remediate this weakness in internal control, prior to the quarter ended September 30, 2005, we added staff to assist in addressing the implementation of complex accounting standards, including the application of purchase accounting, and to provide for additional levels of internal review over such complex transactions.
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

Changes In Internal Control
     During the period covered by this Annual Report on Form 10-K/A, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     The financial statements included in this Annual Report on Form 10-K/A are provided under Item 8.

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
Dated: November 30, 2005

Signature	Title	Date
/s/ JOHN EMERY John Emery	Chief Executive Officer (Principal Executive Officer)	November 30, 2005

/s/ JAMES A. CALDER	Chief Financial Officer (Principal
James A. Calder	Financial and Accounting Officer)	November 30, 2005

INDEX TO EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K/A.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.5+	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.12	Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.14	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.15	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement

Exhibit
Number	Description
on Form S-1 filed September 23, 2004)

10.16+	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.17+	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.18+	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.19	Form of Transition Services Agreement between Great Wolf Resorts, Inc. and Great Lakes Hospitality Partners, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.20	Form of Transition Services Agreement, between Great Wolf Resorts, Inc. and Great Lakes Housing Partners, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.21	Form of Registration Rights Agreement, between Great Wolf Resorts, Inc. and the persons named therein (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.22	Revolving Credit Agreement, by and among Great Wolf Resorts, Inc., GWR Operating Partnership, L.L.L.P., the Subsidiary Guarantors named therein, Citicorp North America, Inc., Societe Generale, Citigroup Global Markets, Inc., SG Americas Securities LLC and Calyon New York Branch (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.23	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.24	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.