Form 10-Q/A
period 2005-03-31
Great Wolf Resorts, Inc.
filed 2005-11-30
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q/A
For the Quarter Ended March 31, 2005
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of March 31, 2005 (as restated) and December 31, 2004	4
Condensed Consolidated and Combined Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the three months ended March 31, 2005 (as restated) and for Great Lakes Predecessor for the three months ended March 31, 2004	5
Condensed Consolidated and Combined Statements of Cash Flows for Great Wolf Resorts, Inc. and Subsidiaries for the three months ended March 31, 2005 (as restated) and for Great Lakes Predecessor for the three months ended March 31, 2004	6
Notes to Condensed Consolidated and Combined Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	30

Item 6. Exhibits	30
Revolving Credit Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

EXPLANATORY NOTE
     Great Wolf Resorts, Inc. (the Company) is filing this Report on Form 10-Q/A for the quarterly period ended March 31, 2005 to reflect the restatement of its condensed consolidated financial statements, the notes thereto, and related disclosures.
     During the fourth quarter of 2005, the Company determined that it was necessary to restate previously issued financial statements for changes in the application of purchase accounting for certain transactions entered into in December 2004. Due to errors in the application of purchase accounting for those transactions, and due to other reclassifications of assets, the Company has recorded adjustments (the Adjustments) to restate the previously issued financial statements for the quarterly period ended March 31, 2005.
     The Adjustments result primarily from the application of Emerging Issues Task Force (EITF) Issues No. 98-3 and No. 04-1 with regard to the Company’s recording of its formation transactions in December 2004. The Company recorded the formation transactions by applying the purchase method of accounting in connection with the acquisition of seven resort-owning entities. This accounting was presented in the Company’s filings with the SEC for the quarterly period ended March 31, 2005.
     The Adjustments had the effect of decreasing the Company’s cash and cash equivalents by $2.1 million, increasing condominiums under development by $8.9 million, increasing other current assets by $2.1 million, increasing property and equipment by $65.2 million, increasing other intangible assets by $19.1 million, decreasing goodwill by $63.5 million, and increasing deferred tax liability by $29.6 million as of March 31, 2005, increasing the Company’s previously-reported net loss by $13.0 thousand for the three month period ended March 31, 2005, and increasing net cash used in operating activities by $0.6 million and decreasing net cash used in investing activities by $0.5 million for the three month period ended March 31, 2005. The Adjustments are described in the table in Note 9 to the consolidated financial statements.
     This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2005	2004
	(as restated,
	see Note 9)
	(Dollars in thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$65,241	$79,409
Accounts receivable, net of allowance for doubtful accounts of $267 and $183	1,380	881
Inventory	2,295	1,848
Condominiums under development	8,854	2,412
Other current assets	8,704	5,929

Total current assets	86,474	90,479
Property and equipment, net	398,498	347,374
Equity escrow	6	—
Other assets	10,591	9,862
Other intangible assets	19,114	19,114
Goodwill	136,856	155,196

Total assets	$651,539	$622,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,834	$27,794
Accounts payable	23,265	31,506
Accrued expenses	10,068	10,075
Advance deposits	5,227	3,129
Other current liabilities	1,776	2,138

Total current liabilities	42,170	74,642
Long-term debt	155,620	102,813
Other long-term debt	11,981	12,058
Other long-term liabilities	391	391
Deferred tax liability	52,134	40,909
Deferred compensation liability	3,260	2,891

Total liabilities	265,556	233,704
Commitments and contingencies Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,262,308 shares issued and outstanding	303	303
Additional paid in capital	394,060	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(6,180)	(3,842)
Shares of common stock held in deferred compensation plan	(2,200)	(2,200)

Total stockholders’ equity	385,983	388,321

Total liabilities and stockholders’ equity	$651,539	$622,025

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf
	Resorts, Inc.	Predecessor
	Three months ended
	March 31,
	2005	2004
	(as restated,
	see Note 9)
	(Unaudited,
	dollars in thousands,
	except per share data)
Revenues:
Rooms	$18,076	$7,243
Food and beverage	4,695	1,787
Other resort operations	4,225	1,617
Management fees — related parties	—	405
Development and other fees — related parties	—	360

	26,996	11,412
Other revenue from managed properties	—	3,340

Total revenues	26,996	14,752

Operating expenses by department:
Rooms	2,638	1,049
Food and beverage	3,763	1,461
Other	3,268	1,277
Other operating expenses:
Selling, general and administrative	7,238	3,206
Property operating costs	6,057	1,787
Depreciation and amortization	7,148	2,716

	30,112	11,496
Other expenses from managed properties	—	3,340

Total operating expenses	30,112	14,836

Net operating loss	(3,116)	(84)
Interest income	(292)	(78)
Interest expense	1,056	1,283
Gain on sale of investments	—	(1,072)
Interest on mandatorily redeemable shares	—	1,692

Loss before income taxes and minority interests	(3,880)	(1,909)
Income tax benefit	(1,542)	—
Minority interests	—	29

Loss from continuing operations	(2,338)	(1,938)
Income from discontinued operations	—	20

Net loss	$(2,338)	$(1,918)

Basic loss per share	$(0.08)

Diluted loss per share	$(0.08)

Weighted average common shares outstanding:
Basic	30,132,896

Diluted	30,132,896

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf
	Resorts, Inc.	Predecessor
	Three months ended
	March 31,
	2005	2004
	(as restated,
	see Note 9)
	(Unaudited, dollars in thousands)
Operating activities:
Net loss	$(2,338)	$(1,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,148	3,043
Non-cash employee compensation expense	338	—
Gain on sale of investments	—	(1,072)
Minority interests	—	29
Deferred tax benefit	(1,542)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,870)	(392)
Accounts payable, accrued expenses and other liabilities	(2,023)	1,353

Net cash (used in) provided by operating activities	(9,287)	1,043

Investing activities:
Capital expenditures for property and equipment	(30,229)	(21,281)
Proceeds from sale of assets	—	7,925
Increase in equity escrow	—	(14,593)
Increase in restricted cash	(96)	—
Decrease in escrows	248	—

Net cash used in investing activities	(30,077)	(27,949)

Financing activities:
Principal payments on long-term debt	(48,715)	(6,608)
Proceeds from issuance of long-term debt	75,483	16,049
Payment of loan costs	(1,572)	(2,283)
Member contributions	—	25,191
Member distributions	—	(4,415)
Changes in mandatorily redeemable ownership interests	—	1,692
Net distributions to minority investors	—	635

Net cash provided by financing activities	25,196	30,261

Net increase (decrease) in cash and cash equivalents	(14,168)	3,355
Cash and cash equivalents, beginning of period	79,409	3,553

Cash and cash equivalents, end of period	$65,241	$6,908

Supplemental Cash Flow Information- Cash paid for interest, net of capitalized interest	$552	$1,294
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction (including the Niagara resort that will be owned by a third party licensee):

			Indoor
	Opened/Target		Entertainment
Location	Opening	Rooms	Area(1)
			(Approx. ft(2))
Existing Resorts:
Wisconsin Dells, WI	May 1997(2)	309(3)	64,000
Sandusky, OH(4)	March 2001	271	41,000
Traverse City, MI	March 2003	281	51,000
Kansas City, KS	May 2003	281	49,000
Sheboygan, WI(5)	June 2004	183(6)	54,000
Williamsburg, VA	March 2005	301	66,000
Resorts Under Construction:
Pocono Mountains, PA	Fall 2005	400	91,000
Niagara Falls, ONT(7)	Spring 2006	404	94,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We purchased this property in November 1999.

(3)	Our Wisconsin Dells property also features 77 condominium units currently under construction.

(4)	Prior to May 2004, we operated this resort as a Great Bear Lodge.

(5)	Our Sheboygan property is branded as a Blue Harbor Resort. This resort is subject to a 98-year and 11-month ground lease with the Redevelopment Authority of the City of Sheboygan.

(6)	Our Sheboygan resort includes an additional 64 individually owned two and four bedroom condominium units.

(7)	Ripley’s, our licensee, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort and other intellectual property for ten years after opening. We have agreed to enter into a management agreement, pursuant to which we expect to operate the resort on behalf of Ripley’s for five years, and a central reservations agreement. In conjunction with this project, we expect to receive a one-time construction fee and ongoing license, central reservation and management fees.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited interim condensed consolidated and combined financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated and combined financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other information included in our Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.
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

Net loss, as reported	$(2,338)
Compensation expense, SFAS 123 fair value method	(328)

Pro forma net loss	$(2,666)

Pro forma net loss per share — Basic	$(0.09)
Pro forma net loss per share — Diluted	$(0.09)
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
     The following table reconciles the balance of goodwill recorded as of December 31, 2004 to the balance recorded as of March 31, 2005:

Balance, December 31, 2004	$155,196
Change due to adjustments to the estimated fair market values of property in first quarter 2005	(18,340)
Balance, March 31, 2005	$136,856
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
     We expect to continue our process of refining and finalizing our purchase accounting estimates and assumptions during the remainder of 2005. As a result, these preliminary estimates and assumptions are subject to possible additional changes as we finalize them in 2005, based on information we are waiting to obtain.
     For the two resort-owning entities with resorts under construction at the time of the Formation Transactions, we recorded the Formation Transactions as a purchase of assets of those two entities. In conjunction with this accounting we:
•	Recorded all identifiable tangible and intangible assets at their estimated fair values as of December 20, 2004;

•	Allocated the excess consideration paid over the estimated fair value of the net assets acquired to all identifiable tangible and intangible assets pro rata based on their estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the total estimated fair values (including the excess amount described in the previous item) and the tax bases of the assets acquired from the two resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,	December 31,
	2005	2004

Land	$38,115	$12,064
Building and improvements	133,212	89,294
Furniture, fixtures and equipment	135,986	82,470
Construction in process	96,647	164,160

	403,960	347,988
Less accumulated depreciation	(5,462)	(614)

Property and equipment, net	$398,498	$347,374

Included in property and equipment at March 31, 2005 and December 31, 2004 is $14,090 and $18,578, respectively, of construction in process that is unpaid and is included in accounts payable.
5. LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
     Long-term debt and other long-term liabilities consists of the following:

	March 31,	December 31,
	2005	2004
Long-Term Debt:
Senior credit facility	$—	$—
Traverse City/Kansas City Mortgage Loan	74,794	75,000
Sheboygan Mortgage Loan	29,391	29,475
Junior Subordinated Debentures	51,550	—
Other mortgage debt	1,523	1,523
Williamsburg Construction Loan	—	19,011

	March 31,	December 31,
	2005	2004
Poconos Construction Loan	—	5,598
Other Long-Term Liabilities:
City of Sheboygan bonds	8,098	8,063
City of Sheboygan loan	4,079	3,995

	169,435	142,665
Less current portion of long-term debt	(1,834)	(27,794)

	$167,601	$114,871

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
     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule, with a baloon principal payment due after ten years. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at March 31, 2005.
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

Three months
ended
March 31,
2005
(as restated,
see Note 9)
Net loss attributable to common shares	$(2,338)
Weighted average common shares outstanding — basic and diluted	30,133
Net loss per share — basic and diluted	$(0.08)
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
9. RESTATEMENT
     Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we determined that:
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
Additionally, we determined that certain amounts and activity related to restricted cash and condominium assets required reclassification in our consolidated balance sheet and consolidated statement of cash flows. As a result of these adjustments, we have restated our financial results for the quarter ended March 31, 2005 to properly reflect these items. We also recorded certain other immaterial reclassifications. A summary of the significant effects of the restatement is as follows:

	As Previously
March 31, 2005:	Reported	As Restated
Cash and cash equivalents	$67,344	$65,241
Condominiums under development	—	8,854
Other current assets	6,601	8,704
Property and equipment, net	333,345	398,498
Other intangible assets	—	19,114
Goodwill	200,387	136,856
Total assets	621,949	651,539
Deferred tax liability	22,531	52,134
Total liabilities	235,953	265,556
Total stockholders’ equity	385,996	385,983
Three Months Ended March 31, 2005:
Statement of operations:
Depreciation and amortization	7,127	7,148
Loss from continuing operations	(2,325)	(2,338)
Net loss	(2,325)	(2,338)
Statement of cash flows:
Net loss	(2,325)	(2,338)
Depreciation and amortization	7,127	7,148
Deferred tax benefit	(1,534)	(1,542)
Change in prepaid expenses and other assets	(5,738)	(10,870)
Change in accounts payable, accrued expenses and other liabilities	(6,512)	(2,023)
Net cash used in operating activities	(8,644)	(9,287)
Capital expenditures for property and equipment	(32,183)	(30,229)
Decrease in equity escrow	1,558	—
Increase in restricted cash	—	(96)
Decrease in escrows	—	248
Net cash used in investing activities	(30,625)	(30,077)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As described in Note 9 to the condensed consolidated and combined financial statements, subsequent to the issuance of the consolidated and combined financial statements for the year ended December 31, 2004, we determined that it was necessary to restate our previously issued financial statements for changes in our application of purchase accounting for certain transaction entered into in December 2004. Due to errors in the application of purchase accounting for those transactions, and due to other reclassifications of assets, we have recorded adjustments (the Adjustments) to restate the previously issued financial statements for the quarterly period ended March 31, 2005. The Adjustments result primarily from the application of Emerging Issues Task Force (EITF) Issues No. 98-3 and No. 04-1 with regard to our recording of our formation transactions in December 2004. We recorded the formation transactions by applying the purchase method of accounting in connection with the acquisition of seven resort-owning entities. This accounting was presented in our filings with the SEC for the quarterly period ended March 31, 2005. The Adjustments had the effect of decreasing our cash and cash equivalents by $2.1 million, increasing condominiums under development by $8.9 million, increasing other current assets by $2.1 million, increasing property and equipment by $65.2 million, increasing other intangible assets by $19.1 million, decreasing goodwill by $63.5 million, and increasing deferred tax liability by $29.6 million as of March 31, 2005, increasing our previously reported net loss by $13.0 thousand for the three months ended March 31, 2005, and increasing net cash used in operating activities by $0.6 million and decreasing net cash used in investing activities by $0.5 million for the three month period ended March 31, 2005.
     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in Item 1 of our Annual Report on Form 10-K/A entitled, “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.
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

     The tables shown below reconcile net loss to EBITDA for the periods presented.

	Great Wolf
	Resorts	Predecessor
	Three months ended March 31,
	2005	2004
Net loss	$(2,338)	$(1,918)
Adjustments:
Interest expense, net	764	1,518
Income tax benefit	(1,542)	—
Depreciation and amortization	7,148	3,043

EBITDA	$4,032	$2,643

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

	Three months ended
	March 31,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Revenues	$26,996	$14,752	$12,244
Departmental operating expenses	9,669	3,787	5,882
Selling, general and administrative	7,238	3,206	4,032
Property operating costs	6,057	1,787	4,270
Depreciation and amortization	7,148	2,716	4,432
Net operating loss	(3,116)	(84)	(3,032)
Net interest expense	764	1,205	(441)
Gain on sale of investments	—	(1,072)	1,072
Interest on mandatorily redeemable shares	—	1,692	(1,692)
Income tax benefit	(1,542)	—	(1,542)
Loss from continuing operations	(2,338)	(1,938)	(400)
Net loss	$(2,338)	$(1,918)	$(420)
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
     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000, ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule, with a baloon principal payment due after ten years. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at March 31, 2005.
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
  Working Capital
     We had $65,241 of available cash and cash equivalents and $44,304 of working capital (current assets less current liabilities) at March 31, 2005, compared to $79,409 of available cash and cash equivalents and $15,387 of working capital at December 31, 2004. Cash at December 31, 2004, was higher than at March 31, 2005 mainly due to the proceeds of the IPO in December 2004. The increase in working capital is mainly due to the payment of debt that was classified as current at December 31, 2004.
Cash Flows
Three months ended March 31, 2005 for Great Wolf Resorts, Inc. compared with the three months ended March 31, 2004 for the Predecessor

			Increase
	2005	2004	(Decrease)
Net cash (used in) provided by operating activities	$(9,287)	$1,043	$(10,330)
Net cash used in investing activities	(30,077)	(27,949)	(2,128)
Net cash provided by financing activities	25,196	30,261	(5,065)
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
Material Weakness in Internal Control Over Financial Reporting
          On November 10, 2005, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2005 due to an evaluation of the application of purchase accounting for certain transactions entered into in December 2004. We have subsequently filed our third quarter Form 10-Q, which included the restatement of our condensed consolidated financial statements for the year ended December 31, 2004 and our Annual Report on Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the year ended December 31, 2004. We are now filing our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, to reflect the restatement of our unaudited condensed consolidated financial statements, the notes thereto, and related disclosures for the quarter ended March 31, 2005. We also intend to file a Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for that quarter.
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
Changes In Internal Control
          During the period covered by this Quarterly Report on Form 10-Q/A, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q/A.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

Exhibit
Number	Description
10.1	Revolving Credit Agreement, by and among Great Wolf Resorts, Inc., GWR Operating Partnership, L.L.L.P., the Subsidiary Guarantors named therein, Citicorp North America, Inc., Societe Generale, Citigroup Global Markets, Inc., SG Americas Securities LLC and Calyon New York Branch (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed January 21, 2005) as amended by First Letter Amendment dated February 10, 2005 (filed herewith) and by Second Letter Amendment dated as of April 25, 2005 (filed herewith).

10.2	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*.	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal financial and accounting officer)

Dated: November 30, 2005