Form 10-Q/A
period 2005-06-30
Great Wolf Resorts, Inc.
filed 2005-11-30
CIK 1294538

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of the issuer’s common equity was 30,262,308 as of August 8, 2005.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q/A
For the Quarter Ended June 30, 2005
INDEX

		Page
		No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of June 30, 2005 (as restated), and December 31, 2004	4
	Condensed Consolidated and Combined Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the six months ended June 30, 2005 (as restated), and for Great Lakes Predecessor for the six months ended June 30, 2004	5
	Condensed Consolidated and Combined Statements of Cash Flows for Great Wolf Resorts, Inc. and Subsidiaries for the six months ended June 30, 2005 (as restated), and for Great Lakes Predecessor for the six months ended June 30, 2004	6
	Notes to Condensed Consolidated and Combined Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

EXPLANATORY NOTE
     Great Wolf Resorts, Inc. (the Company) is filing this Report on Form 10-Q/A for the quarterly period ended June 30, 2005 to reflect the restatement of its condensed consolidated financial statements, the notes thereto, and related disclosures.
     During the fourth quarter of 2005, the Company determined that it was necessary to restate previously issued financial statements for changes in the application of purchase accounting for certain transactions entered into in December 2004. Due to errors in the application of purchase accounting for those transactions, and due to other reclassifications of assets, the Company has recorded adjustments (the Adjustments) to restate the previously issued financial statements for the quarterly period ended June 30, 2005.
     The Adjustments result primarily from the application of Emerging Issues Task Force (EITF) Issues No. 98-3 and No. 04-1 with regard to the Company’s recording of its formation transactions in December 2004. The Company recorded the formation transactions by applying the purchase method of accounting in connection with the acquisition of seven resort-owning entities. This accounting was presented in the Company’s filings with the SEC for the quarterly period ended June 30, 2005.
     The Adjustments had the effect of decreasing the Company’s cash and cash equivalents by $2.0 million, increasing condominiums under development by $14.4 million, increasing other current assets by $2.0 million, increasing property and equipment by $59.4 million, increasing other intangible assets by $19.1 million, decreasing goodwill by $63.5 million, increasing deferred tax liability by $29.5 million as of June 30, 2005, increasing the Company’s previously-reported net loss by $169 thousand and $182 thousand for the three month and six month periods, respectively, ended June 30, 2005, and increasing net cash used in operating activities by $10.2 million and decreasing net cash used in investing activities by $10.1 million for the six month period ended June 30, 2005. The Adjustments are described in the table in Note 8 to the consolidated financial statements.
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
	(as restated, see
	Note 8)
	(Dollars in thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,252	$79,409
Accounts receivable, net of allowance for doubtful accounts of $85 and $183	1,179	881
Inventory	2,590	1,848
Condominiums under development	14,371	2,412
Other current assets	9,358	5,929

Total current assets	59,750	90,479
Property and equipment, net	410,326	347,374
Other assets	10,914	9,862
Other intangible assets	19,114	19,114
Goodwill	138,732	155,196

Total assets	$638,837	$622,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,680	$27,794
Accounts payable	16,771	31,506
Accrued expenses	7,925	10,075
Advance deposits	4,864	3,129
Other current liabilities	3,827	2,138

Total current liabilities	35,067	74,642
Long-term debt	155,158	102,813
Other long-term debt	12,190	12,058
Other long-term liabilities	391	391
Deferred tax liability	50,024	40,909
Deferred compensation liability	2,725	2,891

Total liabilities	255,555	233,704
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,262,308 shares issued and outstanding	303	303
Additional paid in capital	394,060	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(8,882)	(3,842)
Shares of common stock held in deferred compensation plan	(2,200)	(2,200)

Total stockholders’ equity	383,281	388,321

Total liabilities and stockholders’ equity	$638,837	$622,025

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf		Great Wolf
	Resorts, Inc.	Predecessor	Resorts, Inc.	Predecessor
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(as restated,		(as restated,
	see Note 8)		see Note 8)
	(Unaudited, dollars in thousands, except per share data)
Revenues:
Rooms	$17,023	$7,441	$35,099	$14,684
Food and beverage	4,524	1,937	9,219	3,724
Other resort operations	4,485	1,845	8,710	3,462
Management fees — related parties	—	304	—	709
Development and other fees — related parties	—	148	—	508

	26,032	11,675	53,028	23,087
Other revenue from managed properties	—	3,669	—	7,009

Total revenues	26,032	15,344	53,028	30,096

Operating expenses by department:
Rooms	2,958	1,211	5,596	2,260
Food and beverage	4,228	1,726	7,991	3,187
Other	3,979	1,529	7,247	2,806
Other operating expenses:
Selling, general and administrative	7,327	3,414	14,565	6,620
Property operating costs	4,346	2,351	10,403	4,138
Depreciation and amortization	6,085	3,198	13,234	5,914

	28,923	13,429	59,036	24,925
Other expenses from managed properties	—	3,669	—	7,009

Total operating expenses	28,642	17,098	59,036	31,934

Net operating loss	(2,891)	(1,754)	(6,008)	(1,838)
Interest income	(356)	(83)	(648)	(161)
Interest expense	1,968	1,529	3,024	2,812
Gain on sale of investments	—	—	—	(1,072)
Interest on mandatorily redeemable shares	—	474	—	2,166

Loss before income taxes and minority interests	(4,503)	(3,674)	(8,384)	(5,583)
Income tax benefit	(1,802)	—	(3,344)	—
Minority interests	—	(47)	—	(18)

Loss from continuing operations	(2,702)	(3,627)	(5,040)	(5,565)
Income from discontinued operations	—	815	—	835

Net loss	$(2,702)	$(2,812)	$(5,040)	$(4,730)

Basic loss per share	$(0.09)		$(0.17)

Diluted loss per share	$(0.09)		$(0.17)

Weighted average common shares outstanding:
Basic	30,132,896		30,132,896

Diluted	30,132,896		30,132,896

See accompanying notes to condensed consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf
	Resorts, Inc.	Predecessor
	Six months ended
	June 30,
	2005	2004
	(as restated,
	See Note 8)
	(Unaudited, dollars in thousands)
Operating activities:
Net loss	$(5,040)	$(4,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,234	6,569
Non-cash employee compensation expense	(246)	—
Gain on sale of assets	—	(548)
Gain on sale of investments	—	(1,072)
Minority interests	—	91
Deferred tax benefit	(3,344)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17,524)	(2,957)
Accounts payable, accrued expenses and other liabilities	(3,883)	4,269

Net cash (used in) provided by operating activities	(16,803)	1,622

Investing activities:
Capital expenditures for property and equipment	(56,062)	(55,433)
Proceeds from sale of assets	—	10,475
Increase in restricted cash	(15)	—
Decrease in escrows	1,027	—
Increase in equity escrow	—	(5,940)

Net cash used in investing activities	(55,050)	(50,898)

Financing activities:
Principal payments on long-term debt	(49,151)	(1,996)
Proceeds from issuance of long-term debt	75,514	34,639
Payment of loan costs	(1,667)	(2,283)
Member contributions	—	25,860
Member distributions	—	(6,804)
Changes in mandatorily redeemable ownership interests	—	2,166
Net distributions to minority investors	—	495

Net cash provided by financing activities	24,696	52,077

Net increase (decrease) in cash and cash equivalents	(47,157)	2,801
Cash and cash equivalents, beginning of period	79,409	3,553

Cash and cash equivalents, end of period	$32,252	$6,354

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$2,599	$2,755
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated and combined interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated and combined financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other information included in our Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the 2005 presentation. The amounts reflected in the combined statement of operations for the three and six months ended June 30, 2004, have been adjusted to include the effect of consolidating Historic Hollywood Hillview LLC. The impact of the adjustment was to decrease net loss by approximately $1.3 million.
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

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(2,702)	$(5,040)
Compensation expense, SFAS 123 fair value method	(359)	(687)

Pro forma net loss	$(3,061)	$(5,727)

Pro forma net loss per share — Basic	$(0.10)	$(0.19)
Pro forma net loss per share — Diluted	$(0.10)	$(0.19)
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
     Segments — We view our operations as principally one segment, and the financial information disclosed herein represents all of the financial information related to our principal segment.
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
     For the five resort-owning entities with operating resorts at the time of the Formation Transactions, we recorded the Formation Transactions by applying the purchase method of accounting in connection with our acquisition of the five resort-owning entities. In conjunction with purchase accounting we:
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
     The following table reconciles the balance of goodwill recorded as of December 31, 2004 to the balance recorded as of June 30, 2005:

Balance, December 31, 2004	$155,196
Change due to adjustments to the estimated fair market values of property and equipment in first quarter 2005	(18,340)
Change due to adjustments to the estimated fair market values of property and equipment in second quarter 2005	1,876

Balance, June 30, 2005	$138,732

     We expect to continue our process of refining and finalizing our purchase accounting estimates and assumptions. As a result, these preliminary estimates and assumptions are subject to additional changes as we finalize them in 2005, based on information we are waiting to obtain.
     For the two resort-owning entities with resorts under construction at the time of the Formation Transactions, we recorded the Formation Transactions as a purchase of assets of those two entities. In conjunction with this accounting we:
•	Recorded all identifiable tangible and intangible assets at their estimated fair values as of December 20, 2004;

•	Allocated the excess consideration paid over the estimated fair value of the net assets acquired to all identifiable tangible and intangible assets pro rata based on their estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the total estimated fair values (including the excess amount described in the previous item) and the tax bases of the assets acquired from the two resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31
	2005	2004
Land	$35,122	$12,064
Building and improvements	134,163	89,294
Furniture, fixtures and equipment	138,439	82,470
Construction in process	113,965	164,160

	421,689	347,988
Less accumulated depreciation	(11,363)	(614)

Property and equipment, net	$410,326	$347,374

Included in property and equipment at June 30, 2005 and December 31, 2004 is $8,998 and $18,578, respectively, of construction in process that is unpaid and is included in accounts payable.
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

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss attributable to common shares (as restated, see Note 8)	$(2,702)	$(5,040)
Weighted average common shares outstanding — basic and diluted	30,132,896	30,132,896
Net loss per share — basic and diluted	$(0.09)	$(0.17)
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

8. RESTATEMENT
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
Additionally, we determined that certain amounts and activity related to restricted cash and condominium assets required reclassification in our consolidated balance sheet and consolidated statement of cash flows. As a result of these items, we have restated our financial results for the quarter ended June 30, 2005 to properly reflect these items. We also recorded certain other immaterial reclassifications. A summary of the significant effects of the restatement is as follows:

	As Previously
	Reported	As Restated
June 30, 2005:
Cash and cash equivalents	$34,275	$32,252
Condominiums under development	—	14,371
Other current assets	7,335	9,358
Property and equipment, net	350,972	410,326
Other intangible assets	—	19,114
Goodwill	202,263	138,732
Total assets	609,528	638,837
Deferred tax liability	20,534	50,024
Total liabilities	226,065	255,555
Total stockholders’ equity	383,463	383,281
Three Months Ended June 30, 2005:
Statement of operations:
Depreciation and amortization	5,804	6,085
Loss from continuing operations	(2,533)	(2,702)
Net loss	(2,533)	(2,702)
Basic loss per share	$(0.08)	$(0.09)
Diluted loss per share	$(0.08)	$(0.09)
Six Months Ended June 30, 2005:
Statement of operations:
Depreciation and amortization	12,931	13,234
Loss from continuing operations	(4,858)	(5,040)
Net loss	(4,858)	(5,040)
Basic loss per share	$(0.16)	$(0.17)
Diluted loss per share	$(0.16)	$(0.17)
Statement of cash flows:
Net loss	(4,858)	(5,040)
Depreciation and amortization	12,931	13,234
Deferred tax benefit	(3,223)	(3,344)
Change in prepaid expenses and other assets	(4,538)	(17,524)
Change in accounts payable, accrued expenses and other liabilities	(6,709)	(3,883)
Net cash used in operating activities	(6,643)	(16,803)
Capital expenditures for property and equipment	(65,195)	(56,062)
Increase in restricted cash	—	(15)
Decrease in escrows	—	1,027
Net cash used in investing activities	(65,195)	(55,050)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As described in Note 8 to the condensed consolidated and combined financial statements, subsequent to the issuance of the consolidated and combined financial statements for the year ended December 31, 2004, we determined that it was necessary to restate our previously issued financial statements for changes in our application of purchase accounting for certain transaction entered into in December 2004. Due to errors in the application of purchase accounting for those transactions, and due to other reclassifications of assets, we have recorded adjustments (the Adjustments) to restate the previously issued financial statements for the quarterly period ended June 30, 2005. The Adjustments result primarily from the application of Emerging Issues Task Force (EITF) Issues No. 98-3 and No. 04-1 with regard to our recording of our formation transactions in December 2004. We recorded the formation transactions by applying the purchase method of accounting in connection with the acquisition of seven resort-owning entities. This accounting was presented in our filings with the SEC for the quarterly period ended June 30, 2005. The Adjustments had the effect of decreasing our cash and cash equivalents by $2.0 million, increasing condominiums under development by $14.4 million, increasing other current assets by $2.0 million, increasing property and equipment by $59.4 million, increasing other intangible assets by $19.1 million, decreasing goodwill by $63.5 million, and increasing deferred tax liability by $29.5 million as of June 30, 2005, increasing our previously reported net loss by $169 thousand and $182 thousand for the three month and six month periods, respectively, ended June 30, 2005, and increasing net cash used in operating activities by $10.2 million and decreasing net cash used in investing activities by $10.1 million for the six month period ended June 30, 2005.
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
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction:

					Indoor
	Opened/Target				Entertainment
Location	Opening		Rooms		Area(1)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI	May 1997	(2)	309	(3)	64,000 (4)
Sandusky, OH(5)	March 2001		271		41,000
Traverse City, MI	March 2003		281		51,000
Kansas City, KS	May 2003		281		49,000
Sheboygan, WI(6)	June 2004		183	(7)	54,000
Williamsburg, VA	March 2005		301	(8)	66,000
Resorts Announced or Under Construction:
Pocono Mountains, PA	Fall 2005		400		91,000
Niagara Falls, ONT(9)	Spring 2006		404		94,000
Mason, OH (10)	Late 2006		401		92,000
Chehalis, WA(11)	Late 2006		317		65,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, 3D virtual reality theatre, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We purchased this property in November 1999.

(3)	Our Wisconsin Dells property includes an additional 77 individually owned condominium units under construction as of June 30, 2005.

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

     The tables shown below reconcile net loss to EBITDA for the periods presented.

	Great Wolf		Great Wolf
	Resorts	Predecessor	Resorts	Predecessor
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(2,702)	$(2,812)	$(5,040)	$(4,730)
Adjustments:
Interest expense, net	1,612	1,716	2,376	3,235
Income tax benefit	(1,802)	—	(3,344)	—
Depreciation and amortization	6,085	3,526	13,234	6,569

EBITDA	$3,193	$2,430	$7,226	$5,074

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
     Operating Expenses. The Predecessor’s departmental operating expenses consisted of rooms, food and beverage and other department expenses.
     The Predecessor’s other operating expenses included the following items:
•	selling, general and administrative expenses, which were associated with the management of hotels and resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
Three months ended June 30, 2005, for Great Wolf Resorts, Inc. compared with the three months ended June 30, 2004, for the Predecessor
The following table shows key operating statistics for our resorts for the three months ended June 30, 2005 and 2004:

	All Properties	Same Store Comparison (a)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	June 30, 2005	June 30, 2005	June 30, 2004	$	%
				-	-
Occupancy	58.7%	60.2%	66.8%	N/A	-9.9%
ADR	$195.92	$193.45	$200.81	($7.36)	-3.7%
RevPAR	$115.05	$116.48	$134.04	($17.56)	-13.1%
Total RevPOR	$297.52	$281.52	$290.11	($8.59)	-3.0%
Total RevPAR	$174.72	$169.52	$193.65	($24.13)	-12.5%

(a)	Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City and Kansas City resorts).

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
Presented below are selected amounts from the statements of operations for the three months ended June 30, 2005 and 2004:

	Three months ended
	June 30,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Revenues	$26,032	$15,344	$10,688
Departmental operating expenses	11,165	4,466	6,699
Selling, general and administrative	7,327	3,414	3,913
Property operating costs	4,346	2,351	1,995
Depreciation and amortization	6,085	3,198	2,887
Net operating loss	(2,891)	(1,754)	(1,137)
Net interest expense	1,612	1,446	166
Interest on mandatorily redeemable shares	—	474	(474)
Income tax benefit	(1,802)	—	(1,802)
Income from discontinued operations	—	815	(815)
Net loss	(2,702)	(2,812)	110
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
•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $7,501 for the three months ended June 30, 2005. Departmental expenses for the resort in Sheboygan were $631 for the three months ended June 30, 2004.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $4,849 for the three months ended June 30, 2005. Selling, general and administrative expenses for the resort in Sheboygan were $225 for the three months ended June 30, 2004.

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $2,737 for the three months ended June 30, 2005. Included in this amount is $394 of pre-opening costs related to our Williamsburg resort in the three months ended June 30, 2005. Property operating costs and pre-opening costs for the resort in Sheboygan were $67 and $983, respectively, for the three months ended June 30, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg was $4,185 for the three months ended June 30, 2005. Depreciation and amortization for the resort in Sheboygan was $432 for the three months ended June 30, 2004. The increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City and Kansas City in the three months ended June 30, 2005, as compared to June 30, 2004.
Net loss. Net loss decreased due to the following:
•	Income tax benefit in the 2005 period with no income tax benefit in the 2004 period, reflecting our structure after the IPO as a

C Corporation that pays income taxes, as opposed to the Predecessor’s pass-through entities with no income tax obligations in the 2004 period.

•	Interest on mandatorily redeemable shares incurred in the 2004 period was not incurred in the 2005 period due to the conversion of the mandatorily redeemable interests to common stock in conjunction with the Formation Transactions.
     This decrease was partially offset by:
•	Our increased operating loss in the 2005 period.

•	Income from discontinued operations in the 2004 period was not incurred in the 2005 period.
Six months ended June 30, 2005, for Great Wolf Resorts, Inc. compared with the six months ended June 30, 2004, for the Predecessor
The following table shows key operating statistics for our resorts for the six months ended June 30, 2005 and 2004:

	All Properties	Same Store Comparison (a)
	Six months	Six months	Six months
	ended June	ended June	ended June	Increase (Decrease)
	30, 2005	30, 2005	30, 2004	$	%
Occupancy	63.7%	66.0%	67.4%	N/A	-2.1%
ADR	$203.23	$205.98	$205.27	$0.71	0.3%
RevPAR	$129.46	$136.01	$138.34	($2.33)	-1.7%
Total RevPOR	$305.84	$297.73	$297.35	$0.38	0.1%
Total RevPAR	$194.82	$196.60	$200.40	($3.80)	-1.9%

(a)	Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City and Kansas City resorts).
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
     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,
	Great Wolf
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)
Revenues	$53,028	$30,096	$22,932
Departmental operating expenses	20,834	8,253	12,581
Selling, general and administrative	14,565	6,620	7,945
Property operating costs	10,403	4,138	6,265
Depreciation and amortization	13,234	5,914	7,320
Net operating loss	(6,008)	(1,838)	(4,170)
Net interest expense	2,376	2,651	(275)
Gain on sale of investments	—	(1,072)	1,072
Interest on mandatorily redeemable shares	—	2,166	(2,166)
Income tax benefit	(3,344)	—	(3,344)
Income from discontinued operations	—	835	(835)
Net loss	(5,040)	(4,730)	(310)
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
•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $13,294 for the six months ended June 30, 2005. Departmental expenses for the resort in Sheboygan were $631 for the six months ended June 30, 2004.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $8,274 for the six months ended June 30, 2005. Selling, general and administrative expenses for the resort in Sheboygan were $225 for the six months ended June 30, 2004.

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg were $7,056 for the six months ended June 30, 2005. Included in this amount is $2,880 of pre-opening costs related to our Williamsburg resort in the six months ended June 30, 2005. Property operating costs and pre-opening costs for the resort in Sheboygan were $67 and $1,504, respectively, for the six months ended June 30, 2004. Property operating costs for our resort in Kansas City included an increase of $336 and $146 for property tax expense and utility costs, respectively, for the six months ended June 30, 2005, versus June 30, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky, Sheboygan, and Williamsburg was $8,002 for the six months ended June 30, 2005. Included in this amount are loan fees of $731 and $1,385 for Williamsburg and Poconos, respectively, were written off to amortization expense at the time the construction loans were paid off during the six months ended June 30, 2005. Depreciation and amortization for the resort in Sheboygan was $432 for the six months ended June 30, 2004. The increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City and Kansas City in the six months ended June 30, 2005, as compared to June 30, 2004.
Net loss. Net loss increased due to the following:
•	Our increased operating loss in the 2005 period.

•	A gain on sale of investments in the 2004 period (we did not have any comparable sales in the 2005 period).

•	Income from discontinued operations in the 2004 period.
     This increase was partially offset by:
•	Interest on mandatorily redeemable shares incurred in the 2004 period was not incurred in the 2005 period due to the conversion of the mandatorily redeemable interests to common stock in conjunction with the Formation Transactions.

•	Income tax benefit in the 2005 period with no income tax benefit in the 2004 period, reflecting our structure after the IPO as a C Corporation that pays income taxes, as opposed to the Predecessor’s pass-through entities with no income tax obligations in the 2004 period.

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
  Working Capital
     We had $32,252 of available cash and cash equivalents and $24,683 of working capital (current assets less current liabilities) at June 30, 2005, compared to the $79,409 of available cash and cash equivalents and $15,837 of working capital at December 31, 2004. Cash at December 31, 2004, was higher than at June 30, 2005, mainly due to the proceeds of the IPO in December 2004.
Cash Flows
Six months ended June 30, 2005, for Great Wolf Resorts, Inc. compared with the six months ended June 30, 2004, for the Predecessor

			Increase
	2005	2004	(Decrease)
Net cash (used in) provided by operating activities	$(16,803)	$1,622	$(18,425)
Net cash used in investing activities	(55,050)	(50,898)	(4,152)
Net cash provided by financing activities	24,696	52,077	(27,381)
     Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted primarily from an increase in prepaid expenses and other assets, a decrease in accounts payable and other liabilities, and was partially offset by an increase in depreciation and amortization.
     Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted primarily from an increase in capital expenditures and decrease in equity escrow in the 2005 period as compared to the 2004 period.
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
Material Weakness in Internal Control Over Financial Reporting
          On November 10, 2005, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2005 due to an evaluation of the application of purchase accounting for certain transactions entered into in December 2004. We have subsequently filed (1) our third quarter Form 10-Q, which included the restatement of our condensed consolidated financial statements for the year ended December 31, 2004, (2) our Annual Report on Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the year ended December 31, 2004 and (3) our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, to reflect the restatement of our unaudited condensed consolidated financial statements, the notes thereto, and related disclosures for the quarter ended March 31, 2005. We are now filing our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005, to reflect the restatement of our unaudited condensed consolidated financial statements, the notes thereto, and related disclosures for the quarter ended June 30, 2005.
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