Form 10-K
period 2005-12-31
Great Wolf Resorts, Inc.
filed 2006-03-16
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of issuer as specified in its charter)

Delaware	51-0510250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 West Washington Avenue Madison, Wisconsin 53703	53703 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code
608 661-4700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq National Market
      Indicate by check mark if the registrant is a well — known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐                    Accelerated filer     ☑                    Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $520,440,337 based on the closing price on the NASDAQ National Market for such shares.
      The number of shares outstanding of the issuer’s common stock was 30,277,308 as of March 15, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than May 1, 2006.

Great Wolf Resorts, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS
Overview and Development
      As used herein, the terms “Great Wolf Resorts,” “we,” “our” and “us” refer to Great Wolf Resorts, Inc., a Delaware corporation, and its subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.
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
      We own and operate six Great Wolf Lodge® resorts (our signature northwoods-themed resorts), four of which we own 100% and the other two of which we own 30%, and one Blue Harbor Resort (a nautical-themed property), of which we own 100%. In addition, a joint venture in which we have an 84% interest owns one Great Wolf Lodge resort that is under construction and scheduled to open for business during 2006. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned and under development by an affiliate of Ripley Entertainment Inc., or Ripley’s. We anticipate that most of our future resorts will be developed under our Great Wolf Lodge brand, but we may develop additional nautical-themed or other resorts in other appropriate markets.
      We were formed in May 2004 to succeed to the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc., and a number of its related entities. We refer to these entities collectively as Great Lakes. Great Lakes developed and operated hotels between 1995 and December 2004. In 1999, Great Lakes began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, Great Lakes opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, Great Lakes opened the Blue Harbor Resort in Sheboygan, Wisconsin. Immediately prior to the closing of our initial public offering of common stock, which we refer to in this Annual Report on Form 10-K as the IPO, Great Lakes had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania. Our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005.
      On December 20, 2004, in connection with the closing of the IPO, we acquired each of these resorts and the resorts then under construction, as well as certain resort development and management operations, in exchange for an aggregate of 14,032,896 shares of our common stock and $97,600, in a series of transactions we refer to in this Annual Report on Form 10-K as the formation transactions. We also realized net proceeds of $248,700 from the sale of 16,100,000 shares of our common stock in the IPO.
      Financial information regarding our reportable segments during 2005 may be found in Note 2 of our Notes to Consolidated and Combined Financial Statements.
CNL Joint Venture
      On October 11, 2005, we formed a joint venture with CNL Income Properties, Inc., a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired our Wisconsin Dells and Sandusky resorts. CNL initially purchased an approximately 61.1% interest in the joint venture, and we owned the remaining 38.9%. On November 3, 2005, CNL increased its ownership interest in the joint venture to 70% and we retained a 30% interest. CNL paid us approximately $80 million for its 70% ownership interest. On March 2, 2006, the joint venture entered into a loan agreement and borrowed $63,000. The loan is secured by the joint venture’s interests in its owned Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio. Pursuant to the joint venture agreement, we received 30% of the net loan proceeds, or approximately $18,600. We continue to operate the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements, subject to earlier termination in certain situations.
Properties — Overview
      The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of December 31, 2005, we own and operate six Great Wolf Lodge resorts (our signature northwoods-themed resorts), four of which we own 100% and the other two of which we own 30%, and one Blue Harbor Resort (a nautical-themed property), of which we own 100%.

						Indoor
	Ownership		Guest		Condo	Entertainment
	Percentage	Opening	Suites		Units	Area(1)

						(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI(2)	30%	1997	309		77	64,000	(3)
Sandusky, OH(2)	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	183		64	54,000
Williamsburg, VA	100%	March 2005	301	(4)	—	66,000
Pocono Mountains, PA	100%	October 2005	401		—	91,000
Resorts Announced or Under Construction:
Niagara Falls, ONT(5)	—	Spring 2006	406		—	94,000
Mason, OH(6)	84%	Fall 2006	401		—	92,000
Chehalis, WA(7)	49%	Late 2007	317		—	65,000
Grapevine, TX(8)	100%	Late 2007	400		—	80,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	On October 11, 2005 we formed a joint venture with CNL Income Properties, a real estate investment trust focused on leisure and lifestyle properties, and contributed this property to the joint venture. We own a 30% interest in this joint venture.

(3)	We have started a 37,000 square foot waterpark expansion at our Wisconsin Dells property. Construction on the expansion began in June 2005 and was completed in March 2006.

(4)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion is expected to start in Spring 2006 with expected completion in Spring 2007.

(5)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort for ten years after opening. We will manage the resort on behalf of Ripley’s and will also provide central reservation services.

(6)	We have entered into a joint venture with Paramount Parks, Inc., a unit of CBS Corporation, to build this resort. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority equity position in the project. Paramount will have a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion in Fall 2006.

(7)	We have entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Summer 2006 with expected completion in 2007.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the approximately 400,000 square-foot building is scheduled to begin in Spring 2006 with expected completion in 2007.
      Northwoods Lodge Theme. Each of our Great Wolf Lodge resorts has a northwoods lodge theme. Our three-story, approximately 5,000 to 7,800 square-foot atrium lobbies are designed in a northwoods cabin motif with exposed timber beams, massive stone fireplaces, mounted wolves and other northwoods creatures and an animated two-story clocktower that provides theatrical entertainment for our younger guests. Throughout the common areas and in each guest suite, we use sturdy, rustic furniture that complements the northwoods theme. We believe that this consistent theme throughout our resorts creates a comfortable and relaxing environment and provides a sense of adventure and exploration that the entire family can enjoy.
      Guest Suites. All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet. Substantially all of our rooms also include a private deck or patio. Our resorts offer up to nine room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to six people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin Suites that feature a log cabin bunk bed room, our Wolf Den Suites that feature a themed den enclosure with bunk beds and our KidKamp Suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suite, which has a separate bedroom with a king bed, a large dining and living area and can accommodate up to eight people. Our guest suites have wallpaper, artwork and linens that continue the northwoods theme and provide for full room service, pay-per-view movies and pay-per-play video games.
      Indoor Waterparks. Our existing Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 78,000 square feet and have a northwoods theme, including, decorative rockwork and plantings, all of which is contained in a five-story or taller wooden beam structure. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse water fort. The fort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our Blue Harbor Resort has a 43,000 square-foot Breaker Bay waterpark including our 12-level Lighthouse Pier water fort featuring a 1,000-gallon tipping ship.
      Our waterparks also feature high-speed body slides and inner tube waterslides that wind in and out of the building into a splash-down pool, smaller slides for younger children, zero-depth water activity pools for small children with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and two large free-form hot tubs, one of which is for adults only. Each waterpark is constructed with a special nonslip floor surface for maximum traction and has ample deck space and good sight lines to enhance parental oversight. Our resorts under development or construction will have indoor waterparks ranging in size from approximately 55,000 to 82,000 square feet.
      Approximately one million gallons of water are cycled through each of our waterparks every hour in order to ensure cleanliness. Our primary operating equipment includes standard water pumps, tanks and filters, located in separate spaces to allow for quick repairs or replacement. Computerized water and air treatment systems and highly trained technicians continuously monitor the water and air quality of our waterparks in order to ensure a clean and safe environment. We seek to minimize the use of chlorine. Most of the water purification is performed by an advanced ozone water treatment system, which ensures the highest water quality and an absence of the typical chlorine odor found in indoor pools. In addition, the water within each area circulates every hour to maximize hygiene. Each waterpark area has its own water system so that a problem with any one area can be quickly contained and does not affect the operations of the rest of the waterpark.
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
      Our indoor waterparks are open from 8:30 a.m. until 10:00 p.m. seven days a week and admission is generally only available to resort guests. Our general guests-only policy, which is in effect at all of our resorts other than our Sheboygan resort, allows our guests to avoid the long lines and other inconveniences of daily admission-based waterparks.
      Amenities. Each of our existing resorts features, and each of our resorts under construction will feature, a combination of the following amenities. Our Blue Harbor resort amenities have similar appropriate nautical-themed names.

•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grill, with a life-sized sea plane suspended over the dining area, Lumber Jack’s Cook Shanty, the Loose Moose Bar & Grill, and the Camp Critter Bar & Grille, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grille and Rusty Anchor Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts, with the exception of our Sandusky resort, has a Bear Claw Café ice cream shop and confectionery that provides sandwiches, Starbucks® coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterparks.

•	Gift Shop. Each of our resorts has a Buckhorn Exchange or Precious Cargo gift shop that provides unique themed gifts, including Great Wolf Lodge logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Aveda concept or Cameo spa that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments, as well as yoga classes and a wide selection of Aveda products.

•	Game Arcade. Our Youkon Jack’s or Northern Lights game arcades range in size from approximately 3,900 to 7,000 square feet, have over 70 games of skill and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Club. Our Cub Club rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Cub Club is a frequent guest program for our younger guests. Cub Club membership is open to all children who have stayed at one of our resorts and includes a periodic newsletter, exclusive offers, rewards for each stay and a free meal and dessert when members visit during their birthday month. We currently have more than 10,000 Cub Club members. Our Blue Harbor Resort features a Crew Club frequent guest program and activities that are similar to our Cub Club.

•	Animated Clocktower. Each of our Great Wolf Lodge resorts has a two-story animated clocktower located in the resort’s main atrium lobby. The clocktower provides daily theatrical entertainment through talking and singing trees, animals and northwoods figures. Our Blue Harbor Resort features a 2,000-gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September. Our Wisconsin Dells resort also has outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment and weight-lifting machines with numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting rooms ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City resort.

•	Conference Facility. Our Blue Harbor Resort features an approximately 21,000 square-foot attached conference facility that provides spaces ranging from approximately 1,000 square feet to 10,000 square feet for a number of different types of conferences and conventions.

•	Wiley’s Woods. Wiley’s Woods is an interactive indoor live video game in a four-story, approximately 16,000 square-foot structure located at our Wisconsin Dells resort. Children ages three and older wear electronic wrist bands and gain points by navigating slides, bridges, nets and mazes and performing a variety of tasks on over 60 machines and gadgets. Admission to Wiley’s Woods is free for all resort guests and is open to the public for a fee.
Operating Properties
      Our resorts operating currently are located in Wisconsin Dells, Wisconsin; Sandusky, Ohio; Traverse City, Michigan; Kansas City, Kansas; Williamsburg, Virginia; Pocono Mountains, Pennsylvania, and Sheboygan, Wisconsin.

Great Wolf Lodge of Wisconsin Dells, Wisconsin
      Our Great Wolf Lodge, located on 22 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by Great Lakes in 1999. In October 2005, we sold this resort to our joint venture with CNL Income Properties, Inc. We have a 30% interest in that joint venture.
      Wisconsin Dells is a renowned family vacation destination that features a number of entertainment options, including amusement parks, museums, live entertainment and other indoor waterparks. According to its Visitor and Convention Bureau, the Wisconsin Dells area attracts over two and a half million visitors each year and in 2004 attracted over $870,000 of vacation-related expenditures. Wisconsin Dells is within a one-hour drive from Madison, Wisconsin; a two-hour drive from Milwaukee, Wisconsin; and a three and one-half hour drive from Chicago, Illinois. According to Applied Geographic Solutions, Inc., there are approximately 16.4 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Wisconsin Dells has 309 guest suites, with an additional 77 individually-owned, one to four bedroom condominium units located adjacent to the resort, and an approximately 76,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including a themed restaurant, Loose Moose Bar & Grill, Bear Claw Café ice cream shop and confectionery, Youkon Jack’s game arcade, Buckhorn Exchange gift shop, full-service Aveda concept spa, Wiley’s Woods, and meeting rooms. The resort also includes non-revenue-generating amenities, such as an animated two-story clocktower, Cub Club room and Iron Horse fitness center. We currently manage, on behalf of the CNL joint venture, the rental of all of the condominium units at this resort. The CNL joint venture receives a rental management fee of approximately 40% of room revenue, after deduction of certain expenses. In addition, the CNL joint venture receives reimbursement of certain waterpark and other expenses from the condominium association.

Great Wolf Lodge of Sandusky, Ohio
      In March 2001, we opened our Great Bear Lodge® in Sandusky, Ohio, which has the same theming as each of our Great Wolf Lodge resorts and was re-named the Great Wolf Lodge of Sandusky in May 2004. In October 2005, we sold this resort to our joint venture with CNL Income Properties, Inc. We have a 30% interest in that joint venture.
      Sandusky is a family destination near Cleveland, Ohio that is well known for its amusement parks. According to the Sandusky/FIB Erie County Visitors and Convention Bureau, Sandusky attracts approximately seven million visitors each year. Sandusky is within a one-hour drive from Cleveland, Ohio; a two-hour drive from Detroit, Michigan; a two and one-half-hour drive from Columbus, Ohio; and a three-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 22.9 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Sandusky is located on approximately 15 acres and has 271 guest suites and an approximately 34,000 square-foot indoor waterpark that includes our signature treehouse water fort, tube slides, body slides, hot tubs and a lazy river. The resort offers a number of revenue-enhancing amenities, including our Gitchigoomie Grill and Lumber Jack’s Cook Shanty themed restaurants, Northern Lights game arcade, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story clock tower, Cub Club room and Iron Horse fitness center.

Great Wolf Lodge of Traverse City, Michigan
      In March 2003, we opened our Great Wolf Lodge in Traverse City, Michigan. Traverse City is a traditional family vacation destination with skiing and lake activities. According to the Traverse City Convention and Visitors Bureau, Traverse City attracts approximately two million visitors each year. Traverse City is within a three-hour drive from Grand Rapids, Michigan and the Saginaw/Flint, Michigan area and a four-hour drive from Detroit, Michigan. This resort also draws guests from Northern Indiana and Ohio. According to Applied Geographic Solutions, Inc., there are approximately 7.1 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Traverse City is located on approximately 48 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse waterfort and Howling Wolf family raft. The resort offers a number of revenue-enhancing amenities, including our Camp Critter Bar & Grille and Loose Moose Cottage themed restaurants, Northern Lights game arcade, full-service Aveda concept spa, Bear Claw Café ice cream shop and confectionery, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story clocktower, Cub Club room and Iron Horse fitness center.

Great Wolf Lodge of Kansas City, Kansas
      In May 2003, we opened our Great Wolf Lodge in Kansas City, Kansas as part of the Village West tourist district that includes a Cabela’s superstore, Nebraska Furniture Mart and the Kansas NASCAR Speedway. According to the Kansas City Convention and Visitors Bureau, Kansas City attracts approximately five million visitors each year. Kansas City is within a one-hour drive from Topeka, Kansas; a two and one-half hour drive from Jefferson City, Missouri; and a three-hour drive from Lincoln, Nebraska. According to

Applied Geographic Solutions, Inc., there are approximately 6.7 million people who live within 180 miles of the resort.
      Great Wolf Lodge of Kansas City is located on approximately 17 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including our Camp Critter Bar & Grille themed restaurant, Bear Claw Café ice cream shop and confectionery, full-service Aveda concept spa, Northern Lights game arcade, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story clocktower, Cub Club room and Iron Horse fitness center.

Blue Harbor Resort of Sheboygan, Wisconsin
      In June 2004, we opened our Blue Harbor Resort on an approximately 12-acre property on the shores of Lake Michigan in Sheboygan, Wisconsin. Sheboygan is a family vacation destination featuring lake activities and golf. Due to the nature of Sheboygan as a family vacation destination on the water, we designed this resort with a nautical theme rather than our typical northwoods lodge theme. This resort is styled as a grand beach resort and decorated in a manner consistent with that theme, including a nautical themed lobby and specialty rooms such as the KidAquarium Suite with bunk beds surrounded by walls of deep blue sea and schools of fish and the Boathouse Suite with rowboat bunk beds. According to the Sheboygan Convention and Visitors Bureau, visitors to Sheboygan spent approximately $271,000 in 2004. Sheboygan is within a one-hour drive from Milwaukee and Green Bay, Wisconsin; a two-hour drive from Madison, Wisconsin; a three-hour drive from Chicago, Illinois; and a four-hour drive from Dubuque, Iowa. According to Applied Geographic Solutions, Inc., there are approximately 18.4 million people who live within 180 miles of the resort.
      Blue Harbor Resort has 183 guest suites, with an additional 64 individually-owned, two and four bedroom condominium units located adjacent to the resort, and an approximately 43,000 square-foot Breaker Bay indoor waterpark with a 12-level Lighthouse Pier waterfort. The resort offers a number of revenue-enhancing amenities, including our nautical-themed On the Rocks Bar & Grille and Rusty Anchor Buffet restaurants, Sweetshop Landing ice cream shop and confectionery, full-service Aveda concept spa, Northern Lights game arcade and Precious Cargo gift shop. This resort also has an approximately 21,000 square-foot attached conference facility capable of seating 1,000 people. The resort offers non revenue-generating amenities such as our 2,000 gallon hand-blown glass water fountain featuring a music and light show, Crew Club for kids and Ship Shape Place fitness center. Admission to the indoor waterpark is available to residents of Sheboygan County for a fee. We currently manage the rental of substantially all of the condominium units at this resort. We receive a rental management fee of approximately 40% of room revenue after the deduction of certain expenses. In addition, we receive reimbursement of certain waterpark expenses through the condominium association.

Great Wolf Lodge of Williamsburg, Virginia
      In March 2005, we opened our Great Wolf Lodge in Williamsburg, Virginia on an 83-acre site. Williamsburg is a popular family vacation destination with amusement parks, waterparks and other entertainment attractions. Williamsburg is a one-hour drive from Richmond, Virginia; a two and one-half-hour drive from Washington, D.C.; a three-hour drive from Baltimore, Maryland; and a three and one-half-hour drive from Raleigh, North Carolina. According to Applied Geographic Solutions, Inc., there are approximately 16.6 million people who live within 180 miles of the resort.
      The resort occupies approximately 36 acres of the site. We may sell a portion of the excess land as out-lots and retain the remaining acreage to support future expansion of the resort.
      Great Wolf Lodge of Williamsburg has 301 guest suites and an approximately 55,000 square-foot indoor waterpark that includes our signature treehouse waterfort. We expect to construct an additional 103 guest suites, additional 5,000 square feet of meeting space and additional indoor waterpark facilities, which we expect to complete in 2007. The resort offers a number of revenue-enhancing amenities, including themed restaurants, a full-service Aveda concept spa, game arcade, Bear Claw Café ice cream shop and confectionery, gift shop and approximately 7,000 square feet of meeting rooms. The resort offers non revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center.

Great Wolf Lodge of the Pocono Mountains
      In October 2005, we opened our Great Wolf Lodge in the Pocono Mountains on a 95-acre site near Stroudsburg, Pennsylvania. The Pocono Mountains area is a popular family vacation destination featuring family-oriented attractions and recreational activities. According to the Official Convention and Visitors Bureau of Pennsylvania’s Pocono Mountains, the Pocono Mountains region attracts approximately three million visitors each year. The resort is located within a one and one-half-hour drive from New York, New York; a two- hour drive from Philadelphia, Pennsylvania; a three and one-half hour drive from Baltimore, Maryland and a four-hour drive from Washington, D.C. According to Applied Geographic Solutions, Inc., there are approximately 44.3 million people who live within 180 miles of the resort.
      Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 78,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including a themed restaurant and bar and grille, full-service Aveda concept spa, game arcade, gift shop and approximately 7,900 square feet of meeting rooms. The resort also includes non revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center.
Properties Announced or Under Construction

Great Wolf Lodge of Niagara Falls, Ontario
      In January 2004, Great Lakes entered into a license agreement with Ripley’s that authorizes Ripley’s to develop and operate a Great Wolf Lodge resort in Niagara Falls, Ontario. In addition, the agreement allows Ripley’s to use certain licensed trademarks, such as “Cub Club,” “KidCabin,” “Wiley’s Woods” and “Great Wolf Lodge.” The term of the license agreement is ten years, with the possibility of up to four successive five-year renewals. Under the license agreement, Ripley’s is required to pay a monthly license fee, a brand marketing fee that we are obligated to contribute to a marketing program and a fee related to furniture, fixtures and equipment start-up costs. We may terminate the license agreement at any time, upon notice, if Ripley’s fails to meet its material obligations under the agreement. These obligations require Ripley’s to meet payment obligations in a timely manner, maintain and operate the resort in a manner consistent with our operating standards and obtain our approval prior to the use of any of our licensed trademarks. In addition, these material obligations restrict Ripley’s to selling only products, goods and services that we approve and from developing or managing a hotel with an indoor waterpark within the United States until, at the earliest, January 2016.
      We have also entered into a construction consulting agreement in connection with Ripley’s construction of the resort. Under the agreement, we are providing construction consulting services for a fee. In addition, we have entered into a management services agreement and a reservation services agreement for this resort under which we will manage the resort and provide central reservation systems services.
      Ripley’s began construction of the Niagara Falls resort in September 2004. Niagara Falls is a popular family vacation destination. According to the City of Niagara Falls, Ontario website, Niagara Falls attracts over 17 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; and a two and one-half-hour drive from Syracuse, New York. According to Applied Geographic Solutions, Inc., there are approximately 8.7 million people who live within 180 miles of the resort.
      Upon completion, Great Wolf Lodge of Niagara Falls will have 406 guest suites with an approximately 82,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including themed restaurants, ice cream shop and confectionery, full-service Aveda concept spa, game arcade, gift shop and meeting space. The resort will also include non revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center. We anticipate that this resort will open in the Spring 2006.

Great Wolf Lodge of Mason, Ohio
      In May 2005, we entered into a joint venture with Paramount Parks to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel at Paramount’s Kings Island, in Mason, Ohio. We will operate the resort under the Great Wolf Lodge brand and have a majority equity position in the project. Paramount’s Kings Island, a unit of CBS Corporation, owns a minority equity interest in the development as a result of contributing the land needed for the resort. We began construction of the resort in July 2005. Mason is a popular family destination featuring family-oriented attractions and recreational activities. The resort will be located within a thirty minute drive from Cincinnati, Ohio.
      Upon completion, Great Wolf Lodge of Mason, Ohio will have 401 guest suites and an approximately 75,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including family restaurants, a full-service Aveda concept spa, game arcade, gift shop, confectionery and an approximately 40,000 square-foot conference center. The resort also will include non revenue-generating amenities such as a fitness center and outdoor recreation area. We anticipate that this resort will open in late 2006.

Great Wolf Lodge of Chehalis, Washington
      In June 2005, we entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Chehalis, Washington. We expect that we will operate the resort under the Great Wolf Lodge brand, that The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and that both parties will maintain equity positions in the joint venture. We expect to begin construction of the resort in 2006. The resort will be the first family destination vacation resort with an indoor waterpark in the Pacific Northwest. Chehalis is an hour and half drive from both Seattle, Washington and Portland, Oregon. There are approximately 8 million people who live within 180 miles of the resort.
      Upon completion, Great Wolf Lodge of Chehalis, Washington will have 317 guest suites and an approximately 52,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including family restaurants, a full-service Aveda concept spa, game arcade, gift shop, confectionery and an approximately 30,000 square-foot conference center. The resort also will include non revenue-generating amenities such as a fitness center and outdoor recreation area. We anticipate that this resort will open in late 2007.

Great Wolf Lodge of Grapevine, Texas
      In September 2005, we purchased a 51-acre site in Grapevine, Texas, for development of a Great Wolf Lodge resort. Grapevine is a popular family destination featuring family-oriented attractions and recreational activities. The resort will be a thirty-minute drive from Dallas and Fort Worth. The Dallas and Fort Worth region is the 7th largest market area in the United States, and the resort will have a higher population within a 60-mile radius than any existing Great Wolf Lodge resort.
      Upon completion, Great Wolf Lodge of Grapevine, Texas will have 400 guest suites and an approximately 70,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including family restaurants, a full-service Aveda concept spa, game arcade, gift shop and confectionery. The resort will also include non revenue-generating amenities such as a fitness center and outdoor recreation area. We currently anticipate that this resort will open in late 2007.

Business and Growth Strategies
      Our primary business objective is to increase long-term stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to:

•	Increase Total Resort Revenue. We intend to increase total resort revenue by increasing:

•	Average Room Rate: We plan to increase our average room rate over time by driving demand for our resorts and focusing on yield management techniques. We intend to increase demand through aggressive sales and marketing and increased visibility and by enhancing our brand image. We plan to employ our yield management techniques to project demand in order to effectively direct our sales and marketing efforts and selectively increase room rates. We believe that our focus on optimizing the relationship between room rates and occupancies will allow us to maximize profitability.

•	Average Occupancy: We intend to maintain high occupancy levels during peak times and will focus on increasing our off-peak occupancies. Our off-peak occupancy levels generally occur in May, September and during the middle of the week. Our occupancy levels are affected by school calendars, with the summer months, spring break period and other school holidays achieving the highest occupancy levels. We will continue to seek to improve off-peak occupancy levels by holding special events and targeting group sales and conferences.

•	Other Revenue: We provide our guests with a self-contained vacation experience and attempt to capture a significant portion of their spending on food and beverage, entertainment and merchandise. Each of our resorts generally contains at least one themed restaurant, an ice cream shop and confectionery, snack shop, an Aveda concept spa, gift shop and game arcade. The average non-room revenue, including the revenue from these amenities, was approximately $110 per occupied room night for the year ended December 31, 2005. By providing these additional revenue-generating amenities, we seek to maximize the amount of time and money spent on-site by our guests. We have also entered into a number of co-marketing agreements with strategic partners and plan to enter into additional co-marketing agreements in the future in order to increase other revenue.

•	Leverage Our Economies of Scale. We will take advantage of the following economies of scale:

•	Increased Purchasing Power: We intend to capitalize on our increasing purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. As the number of resorts we own and operate increases, we expect to be able to leverage our increased buying volume and power to obtain more advantageous and predictable pricing on commodity goods and services. In addition, we intend to continue to manage increases and fluctuations in the cost of electricity, water and natural gas for our resorts by entering into volume-based contracts where we are able to do so.

•	Centralized Services: By centralizing certain of our services, we focus on decreasing our per-unit costs, increasing our control over those services and be in a position to deliver a greater quality of service to our customers. For example, our central reservations call center operates every day of the year, has approximately 100 full and part-time employees and accepts reservations for all of our resorts. The call center also has the capacity to efficiently handle high call volumes and should require only limited additional incremental costs over the next several years as we increase our portfolio of resorts.

•	Build Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our captivating northwoods log cabin exterior, to our signature treehouse water fort, to our mascots and recognizable logos and merchandise. We believe we have fostered strong customer and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

      Our primary external growth strategies are to:

•	Capitalize on First-Mover Advantage. We intend to be the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets. We intend to continue to leverage our development expertise, existing platform and model and our access to capital to take advantage of the significant barriers to entry associated with the development of large family entertainment resorts with indoor waterparks like our Great Wolf Lodge resorts. We will seek to set the standard for quality, build on visible sites and capitalize on the opportunity to be located near other popular local attractions that draw our target customers. We believe that the combination of our first mover advantage and the significant barriers to entry in our target markets provide us with a competitive advantage.

•	Focus on Development and Strategic Growth Opportunities. Family entertainment resorts featuring indoor waterparks are a relatively new concept and a growing segment of the resort and entertainment industries. We intend to focus on this growth opportunity by:

•	Building in Target Markets: We intend to develop and open at least two new resorts each year for the next several years. A new resort, from market selection to opening, can take over four years to develop and build. We believe that our experience will enable us to more efficiently develop and build new resorts in our target markets.

•	Selective Sales of Ownership Interests/Recycling of Capital: We will selectively consider opportunities to sell partial or whole interests in one or more of our owned and operated properties, as we did in our recent CNL joint venture. We intend to continue to manage all of our branded Great Wolf Lodge resorts, and we will consider transactions that allow us to maintain our management/licensing position at a resort while realizing value created through our development expertise. In those situations, we expect then to recycle capital generated by such transactions for investment in future growth opportunities.

•	Licensing Our Resort Concept Internationally: We plan to selectively seek licensing and management opportunities internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we intend to enter into license and management agreements with reputable companies that have local market knowledge in order to increase revenues and expand the reach of our Great Wolf Lodge brand.

•	Forming Strategic Partnerships: We will consider strategic partnerships on a selective basis. For example, we have entered into joint ventures with Paramount Parks, Inc., CNL Income Properties, and The Confederated Tribes of the Chehalis Reservation.

•	Expanding and Enhancing Existing Resorts: We intend to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending to certain of our resorts and meet our target returns, including non-water based attractions. We also intend to pursue incremental revenue-generating opportunities, such as expanding the number of rooms and adding condominium units at certain of our resorts. In addition, we will consider adding conference centers at existing resorts to capture convention and other business travel revenue.

•	Continue to Innovate. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention.

Our Competitive Strengths
      We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in the United States. Our competitive strengths include:

•	Unforgettable Family Resort Experience. Each of our resorts provides a welcome opportunity for families to spend quality time together, relax and reconnect. In addition to our indoor waterparks, our resorts provide other activities and amenities that the entire family can enjoy together. Our family amenities and activities include themed restaurants, a game arcade, ice cream shop and confectionery, gift shop, snack shop, animated clocktower and fireside bedtime stories. We also have amenities and activities tailored to each member of the family, including our full-service Aveda concept spa, Cub Club for kids and fitness room. Our resorts also offer special events, including seasonal and holiday activities, wild animal and nature educational programs and other special events. We believe that our focus on delivering an unforgettable family resort experience appeals to our target customers and results in repeat visits and referrals. For the year ended December 31, 2005, we generated approximately 48% of our rooms revenue from repeat visitors and referral guests.

•	Value, Comfort and Convenience. Guest rooms at each of our resorts are spacious and comfortable suites that generally range in size from approximately 385 square feet to 1,970 square feet and include a wet bar, microwave, refrigerator and dining and sitting area. Many of the suites have specific themes that are geared toward enhancing our younger guests’ experience, including our KidCabin® and Wolf Den Suites, which have a partitioned room with bunk beds designed as log cabins and northwoods forest dens, respectively. All of our resorts are within a convenient driving distance of our large target customer bases. Because our indoor waterparks and our other amenities generally are not impacted by weather conditions, we offer our guests a reliable experience. On average, a two-night stay at our resorts costs a family of four approximately $600, making it a very affordable family vacation option.

•	Favorable Market Trends. We believe recent vacation trends favor our Great Wolf Lodge concept as the number of families choosing to take shorter, more frequent vacations that they can drive to have increased in recent years. We believe that these trends will continue and that we are well positioned to take advantage of them. We believe our resorts are less affected by changes in economic cycles, as drive-to destinations are less expensive and more convenient than destinations that require air travel. In addition, we have identified over 50 markets in the United States that, according to Third Wave Research, each has a population in excess of five million people located within a convenient driving distance.

•	Market Presence and Barriers to Entry. We are the largest owner and operator of family entertainment resorts with indoor waterparks in the United States based on the number of resorts in operation. We believe this market presence gives us a significant competitive advantage in attracting guests and efficiently developing additional resorts. In addition, we believe the significant barriers to entry present in our industry segment, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a difficult, multi-year permitting process, discourage other companies in the lodging and entertainment industries from developing similar family entertainment resorts. A new Great Wolf Lodge resort typically takes from one to three years to develop, which includes market selection, site selection and permitting, an additional 15 to 18 months to build and costs approximately $80,000 to $100,000.

•	Focus on Safety. We invest heavily in safety measures in the design and operation of our resorts. For example, we specifically design our waterparks with attention to sightlines and safety precautions and use one of the most respected training methods in the water safety industry to train each of our lifeguards. We design and construct our indoor waterparks with state-of-the-art air quality and water treatment systems. We also maintain and periodically upgrade our facilities to ensure that we provide our guests with best-in-class safety measures and systems.

•	Experienced Management Team and Committed and Motivated Staff. Our senior management team has significant experience in the hospitality, family resort and real estate development industries

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

Industry Overview
      We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 16 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept, including the Wilderness Hotel & Golf Resort, Treasure Island, Raintree Resort, Kalahari and the Great Wolf Lodge (formerly known as the Black Wolf Lodge), which Great Lakes purchased in 1999.
      We believe that these properties, which typically are themed and include other resort features such as arcades, retail shops and full food and beverage service in addition to the indoor waterpark, have historically outperformed standard hotels in the market. We believe that the rate premiums and increased market share in the Wisconsin Dells for hotels and resorts with some form of an indoor waterpark can be attributed to several factors, including the ability to provide a year-round vacation destination without weather-related risks, the wide appeal of water-based recreation and the favorable trends in leisure travel discussed below. Although the rate premiums and increased market share in Wisconsin Dells have been significant, no operator or developer other than Great Wolf Resorts has established a regional portfolio of family entertainment resorts featuring indoor waterparks.
      No standard industry definition for a family entertainment resort featuring an indoor waterpark has developed. A recent USRC survey identified a total of 21 indoor waterpark destination resorts, as defined by USRC. An additional 12 such resorts are expected to open in 2006. Most of our resorts are located in well-established, traditional drive-to family vacation destinations, which allow us to leverage the popularity of these destinations by offering a complementary entertainment option to existing venues and a high-quality family resort alternative. In addition, many of these destinations offer beaches, theme parks, waterparks, amusement parks and many other forms of outdoor activities that are only available on a seasonal basis. Within our enclosed resort environment, our guests can enjoy a total resort experience year round, regardless of weather conditions.
Resort Operations
      Each resort employs a general manager who is responsible for the operations of the particular resort and who typically has many years of experience in the hospitality or family entertainment industry. Our general managers oversee a staff of 300 or more resort employees and are assisted by an extensive management team, including directors for each of human resources, food and beverage, housekeeping, aquatics, maintenance, sales and marketing and front office. A corporate-level liaison for each department ensures consistency throughout our resorts while allowing a particular resort to tailor its operations to best meet the needs of its guests.
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

      We strive to provide our guests with a fun and convenient experience in a warm and family-friendly environment from the first day a new resort opens. To achieve this, a team of experienced management members from our existing resorts, along with corporate liaisons, begins training personnel at our new resorts approximately one month prior to a resort’s opening and is on site at the new resort for a month after opening. We believe that this process ensures that the opening of a new resort is efficient and that our culture of high quality and friendly customer service is carried over to our new resorts, including our guests’ interactions with our front desk, housekeeping, waterpark, restaurant and other staff members. In addition, we train our maintenance personnel to minimize any operational problems that occur during the opening of a new resort, including the operation of our waterparks. We believe that these efforts help to minimize any problems associated with opening a new resort and give our first guests a favorable, memorable experience that will build brand loyalty.

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

Maintenance and Inspections
      Each of our resorts has an aquatics manager who is trained in all aspects of water quality and safety. On-site maintenance personnel frequently inspect our waterparks. These inspections include safety checks of the equipment in the waterpark, as well as analyses of water and air quality. Our water quality levels are constantly monitored and tested by computers and by a full-time aquatics maintenance engineer, who works with an additional assistant during our busiest months. Our air quality system is designed to minimize humidity and moisture build-up, which materially reduces maintenance costs. Furthermore, we use Ellis & Associates as water safety consultants at our resorts in order to train lifeguards and audit safety procedures.
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
Development Criteria
      We choose sites for the development of new resorts based upon a number of factors, including:

•	Large target customer base. We select development sites that generally have a minimum of five million target customers within a convenient driving distance. Because we offer an affordable vacation experience, we appeal to families in a variety of income ranges.

•	Recognized tourist destination. We focus on drive-to destinations that attract a large number of tourists, including both emerging and traditional family vacation markets. We believe we can charge premium rates in these markets due to the high quality of our resorts and our family-oriented amenities and activities. In addition, the indoor nature of many of our amenities and activities allows us to reduce the impact of seasonality that negatively affects other attractions in these areas. These areas also often have active and effective local visitors and convention bureaus that complement our marketing and advertising efforts at little or no cost to us.

•	Highly visible and large sites. We generally develop resorts in highly visible locations along major roadways. Visibility from highways enhances easy drive-to access, provides marketing benefits due to high volumes of traffic and often produces synergies from adjacent land uses or complementary developments. We generally choose sites that have enough acreage to allow for potential expansions and future sales of out-lots.
      Based upon these criteria, we have identified over 50 markets that have populations of at least five million people located within a convenient driving distance. In addition, our licensee, Ripley’s, is developing a Great Wolf Lodge in Niagara Falls, Ontario that we will operate pursuant to our license and management agreement with Ripley’s.
      Once we have identified a market that meets our development criteria, we search for potential sites, which may be difficult to find in some areas. We then perform initial analyses of the permitting process and access to utilities, before acquiring a sufficient amount of land from one or more landowners. Based upon the target customer base of the market, we develop initial specifications for the resort, such as the number of guest suites and size of the indoor waterpark and other amenities. We also formally begin the potentially lengthy and difficult process of obtaining the necessary approvals and permits from the appropriate local governmental bodies, including the necessary water rights and environmental permits. Once the permitting process is complete, we secure financing for the project and begin construction on the resort. This overall development process generally takes from two to four years.

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
      A recent US Realty Consultants, Inc. (USRC) survey identified 21 existing properties in the United State and Canada meeting their definition of an indoor waterpark destination resort that are currently open and 12 additional destination resorts expected to open in 2006. Additional resorts currently in development are considered likely to begin construction in 2006.
      As a result of our market presence and our management team’s substantial experience, we believe we have an opportunity to capitalize on our first-mover advantage in this industry segment and to achieve significant brand recognition. While we believe that our first-mover advantage is very beneficial to us, it does provide our competitors with an opportunity to monitor our success in our chosen markets. As a result, a competitor may choose not to enter one of our markets based on our performance, or may subsequently develop a resort in our markets that is newer, has additional amenities, or offers more, larger or more exciting waterpark attractions than our resorts.
      In most of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. However, in Wisconsin Dells, Wisconsin, where indoor waterparks were first introduced, there are approximately 16 other resorts and hotels with some type of indoor water-related activity or amenity. As a result, we face significant competition from both lower priced unthemed waterparks and larger, more expensive waterparks with thrill rides and other attractions in the Wisconsin Dells market. While the Wisconsin Dells market has a significant number of resorts with indoor waterparks, we believe the competitive landscape in that small, regional market is not representative of the competition we may face as we further expand our portfolio of resorts. The vast majority of indoor waterpark resorts in Wisconsin Dells are family-owned or privately operated businesses that have yet to develop additional resorts outside of Wisconsin Dells. In addition, we believe our ability to compete effectively in this highly competitive market will enable us to more effectively compete in other markets where we may not be the only family entertainment resort. In addition to Wisconsin Dells, we face direct competition from other indoor waterpark destination resorts in the Sandusky and Traverse City areas.
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
      We are subject to both federal and state environmental laws and regulations, including laws and regulations governing the discharge of water from our waterparks. Specifically, under the requirements of the Federal Clean Water Act, we must obtain National Pollutant Discharge Elimination System permits from the Environmental Protection Agency or from the state environmental agency to which the permit program has been delegated for discharges into waterways and comply with the permit terms regarding wastewater quality and discharge limits. Such permits must be renewed from time-to-time, as required by regulation and additional capital expenditures for wastewater treatment systems associated with the renewal of our water discharge permits may be required. Importantly, changes in federal or state legislation or regulations could impose more stringent release standards with which we would have to comply. Currently, our resort in the Pocono Mountains is our only property subject to such laws and regulations governing the discharge of water and we intend to comply with these laws and regulations as we operate that property.
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
Insurance
      We believe that our properties are covered by adequate fire, flood and property insurance, as well as commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. Changes in the insurance market since September 11, 2001 have caused increases in insurance costs and deductibles, and have increased the risk that affordable insurance may not be available to us in the future.
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
Employees
      As of December 31, 2005, we had approximately 160 corporate employees, including our central reservations center employees, and approximately 2,400 resort-level employees, approximately 1,000 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Offices
      We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 5,600 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia. We believe these facilities are adequate for our current needs.
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and senior financial officers. It is available in the investor relations section of our website, which is located at www.greatwolf.com. In the event that we make changes to or provide waivers from the provisions of our Code of Business Conduct and Ethics that the SEC requires us to disclose, we intend to disclose these events in the investor relations section of our website.

ITEM 1A.	RISK FACTORS
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
      Many of our markets have become more competitive, including in particular our Sandusky and Traverse City markets. We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators are developing family entertainment resorts with indoor waterparks that will compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.
We may not be able to manage our expected growth, which could adversely affect our operating results.
      Since 1999, we have experienced substantial growth as we have grown from operating one resort to our current portfolio of resorts. We intend to continue to develop additional resorts and manage additional licensed resorts owned by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.
We have identified certain material weaknesses in our internal controls.
      During the preparation of the provision for income taxes as part of the preparation of our consolidated financial statements for the fourth quarter ended December 31, 2005, we did not correctly account for certain income tax-related items arising out of the sale transaction of two of our operating properties to a joint venture during the fourth quarter. Accordingly, we did not correctly reflect these items in our press release issued on February 22, 2006 to report our financial results for the fourth quarter and year ended December 31, 2005. Our management has identified a material weakness related to the collection of sufficient and reliable data necessary to determine certain income tax-related items where we have entered into significant non-routine business transactions. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.
      During the fourth quarter of 2005, we determined that it was necessary to restate previously issued financial statements, primarily for changes in the application of purchase accounting for certain transactions entered into in December 2004. Due to errors in the application of purchase accounting for those transactions and other reclassifications of assets, we recorded adjustments to restate our previously issued financial statements for the period ended December 31, 2004 and the three-month periods ended March 31, 2005 and June 30, 2005. These restatements are reflected in the financial statements set forth in this Annual Report on Form 10-K. Our management believes that the errors giving rise to the restatements occurred because of a variety of factors, including the complexity of the interpretation of accounting standards related to the application of purchase accounting to our formation transactions. We concluded that we had a material weakness in our internal control over financial reporting related to the implementation of complex accounting standards, including the application of purchase accounting to our formation transactions. Any future restatement of our financial statements could have a material adverse effect on our company and the price of our common stock.
      We maintain disclosure controls and procedures designed to provide reasonable assurance that information in our reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified pursuant to the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our 2005 fourth quarter. In making that evaluation, we considered matters relating to the restatement, including the related weakness in our internal control over financial reporting. We concluded that our disclosure controls and procedures were not effective as of December 31, 2005. See Item 9A (controls and Procedures) of this Annual report on Form 10-K for further discussion of these issues.
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
We and our predecessor entities have a history of losses and we may not be able to achieve or sustain profitability.
      We incurred a net loss in the year ended December 31, 2005, and the period ended December 31, 2004, and our predecessor entities incurred net losses in the period ended December 20, 2004 and in 2003. We cannot guarantee that we will become profitable. Given the increasing competition in our industry and capital intensive nature of our business, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so could adversely affect our business and financial condition.
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
      Our strategy emphasizes attracting and retaining customers from the local, or drive-to, markets within a convenient driving distance from each of our resorts. Any resorts we develop in the future are similarly likely to be dependent primarily on the markets in the immediate vicinity of such resorts. Regional economic difficulties, for example the issues affecting domestic automotive manufacturers and the related impact in Michigan and surrounding areas, may have a disproportionate negative impact on our resorts in the affected markets. There can be no assurance that we will be able to continue to attract a sufficient number of customers in our local markets to make our resort operations profitable. If we fail to do so, our business, financial condition and results of operations would be adversely affected.
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
      Labor is our primary resort-level operating expense. As of December 31, 2005, we employed nearly 2,400 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.
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
We are defendants in certain litigation that may have a material adverse impact on our operating results and financial condition.
      On November 21, 2005, a purchaser of our securities filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendants violated federal securities laws by making false or misleading statements regarding our internal controls and ability to provide financial guidance and forecasts in registration statements filed in connection with our December 2004 initial public offering and in press releases issued in 2005. The complaint was amended on December 8, 2005 to add underwriters and accountants as additional defendants. Additional complaints alleging substantially similar claims were filed by other purchasers of our securities in the Western District of Wisconsin on December 1, 2005, and on January 6, 2006. In addition, a complaint was filed in the Circuit Court for Dane County, Wisconsin on December 16, 2005. All of these lawsuits purport to be filed on behalf of a class of shareholders who purchased our common stock between specified dates and seek unspecified compensatory damages, attorneys’ fees, costs and other relief.
      These lawsuits may require significant management time and attention and could result in significant legal expenses. We maintain D&O insurance that may provide coverage for certain fees, expenses, settlements and judgments arising out of these lawsuits. The amount of a settlement of, or judgment on, one or more of the claims in these suits or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. An unfavorable outcome could have a material adverse effect on our business, operating results, cash flow, and financial condition.

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
      We have licensed our Great Wolf Lodge brand and intend to further license the brand in domestic and international markets. While we try to ensure that the quality of our brand is maintained by our current licensees, and will be maintained by any future licensees, we cannot assure you that these licensees will not take actions that adversely affect the value of our intellectual property or reputation.
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
      We may not have taken all the steps necessary to protect our intellectual property in the United States and foreign countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.
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
      In particular, it is possible that the prior offer of condominiums at our Sheboygan resort by Blue Harbor Resort Condominium, LLC, a former subsidiary of Great Lakes that we refer to as Condo LLC, may not have been in compliance with federal and state securities laws. Prior to the initial public offering and the completion of the formation transactions, interests in Condo LLC held by Great Lakes were distributed to Great Lakes’ shareholders. We did not acquire Condo LLC as a part of the formation transactions. Although Condo LLC has taken steps to correct any potential securities laws issues in connection with these offers, we cannot assure you that we would not be held liable to some extent for the offers made by Condo LLC.

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
The covenants in our mortgage loan agreements impose significant restrictions on us.
      The terms of our mortgage loan agreements impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions could also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

•	incurring or guaranteeing additional indebtedness;

•	transferring or selling assets currently held by us;

•	transferring ownership interests in certain of our subsidiaries; and

•	reducing our tangible net worth below specified levels.
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
      As of the date of this Annual Report on Form 10-K, our executive officers and directors, as a group, beneficially own approximately 11.0% of the outstanding shares of our common stock. By reason of such holdings, these stockholders acting as a group will be able to exercise significant influence over our affairs and policies, including the election of our board of directors and matters submitted to a vote of our stockholders such as mergers and significant asset sales, and their interests might not be consistent with the interests of other stockholders.
We may have assumed unknown liabilities in connection with the formation transactions.
      As part of the formation transactions, we acquired our predecessor companies subject to existing liabilities, some of which may have been unknown at the time of the closing thereof. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of vendors or other persons dealing with the entities prior to the closing of the formation transactions (that had not been asserted or threatened prior thereto), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. The founding shareholders of our predecessor companies agreed to indemnify us with respect to claims for breaches of representations and warranties brought by us within one year following the completion of the IPO and the formation transactions, subject to certain limitations. Many liabilities may not have been identified by December 20, 2005, the expiration of the one-year period, and we may have no recourse against the founding shareholders or these entities for such liabilities.
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
Our stock price has been volatile in the past and may be volatile in the future.
      On December 20, 2004, we completed the initial public offering. Trading markets after an initial public offering have often been extremely volatile. Since our initial public offering through March 3, 2006, our common stock has traded at a high of $25.88 and a low of $8.00. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	variations in our quarterly operating results;

•	changes in market valuations of companies in the resort industry, generally, and the family entertainment resort segment, specifically;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of new properties, acquisitions or joint ventures.
      Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price an investor pays for our common stock. In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. As described under Legal Proceedings in this Annual Report on Form 10-K, we are currently defendants in such class action litigation. Litigation is often expensive and diverts management’s attention and company resources and could have a material adverse effect on our business, financial condition and operating results.
The sale of a substantial number of shares of our common stock may cause the market price of our common stock to decline.
      As of the date of this Annual Report on Form 10-K, we have outstanding 30,277,308 shares of common stock. Of these shares, the 16,100,000 shares sold in the IPO are freely tradable. The 14,032,896 shares issued in connection with our formation transactions are tradable, subject to certain restrictions. If our stockholders sell substantial amounts of shares of common stock in the public market, including the shares issued in connection with our formation transactions, or upon the exercise of outstanding options, or if the market perceives that these sales could occur, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.
Provisions in our certificate of incorporation, bylaws, employment agreements and Delaware law have anti-takeover effects that could prevent a change in control that could be beneficial to our stockholders, which could depress the market price of our common stock.
      Our certificate of incorporation, bylaws, employment agreements and Delaware corporate law contain provisions that could delay, defer, increase the costs of or prevent a change in control of us or our management that could be beneficial to our stockholders. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions:

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
Forward-Looking Statements
      Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Great Wolf Resorts, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth above under the section entitled “Risk Factors.”
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
Available Information
      We maintain an Internet site at http://www.greatwolf.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our Annual Report to shareowners and Section 16 reports on Forms 3, 4, and 5, are available free of charge via EDGAR through the SEC’s website http://www.sec.gov. We have provided a link on our Internet site to the SEC’s website.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      We have seven family entertainment resorts that are currently operating and three additional resorts that are under development. Information on our properties is as follows:

•	Great Wolf Lodge of Wisconsin Dells is located on 22 acres in Wisconsin Dells, Wisconsin, all of which have been developed or are under development. This property is owned by a joint venture of which Great Wolf Resorts has a 30% minority interest and CNL Income Properties, Inc. has a 70% majority interest.

•	Great Wolf Lodge of Sandusky is located on 15 acres in Sandusky, Ohio, all of which have been developed. This property is owned by a joint venture of which Great Wolf Resorts has a 30% minority interest and CNL Income Properties, Inc. has a 70% majority interest.

•	Great Wolf Lodge of Traverse City is located on 48 acres in Traverse City, Michigan, of which 22 acres have been developed and 26 acres remain undeveloped.

•	Great Wolf Lodge of Kansas City is located on 17 acres in Kansas City, Kansas, all of which have been developed.

•	Blue Harbor Resort of Sheboygan is located on 12 acres in Sheboygan, Wisconsin, all of which have been developed.

•	Great Wolf Lodge of Williamsburg is located on 83 acres in Williamsburg, Virginia, of which 36 acres have been developed or are under development and 47 acres remain undeveloped.

•	Great Wolf Lodge of the Pocono Mountains is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are developed and 50 acres remain undeveloped.

•	Great Wolf Lodge at Paramount’s King Island, which is currently under construction, will be located on 39 acres in Mason, Ohio, all of which are under development. We expect to have an 84% ownership in the joint venture that owns this resort.

•	Great Wolf Lodge of Chehalis, which is currently in pre-development, will be located on 39 acres in Chehalis, Washington.

•	Great Wolf Lodge of Grapevine, Texas, which is in the planning stage of being constructed, will be located on 51 acres in Grapevine, Texas, of which 30 acres are being developed and 21 acres will remain undeveloped.
For additional information regarding our resort properties see “Item 1. Business — Operating Properties” and “Item 1. Business — Properties Under Construction” above.
      In addition, we lease approximately 13,800 square feet of office space for our corporate offices and approximately 5,600 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia. We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
      On November 21, 2005, a purchaser of our securities filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendants violated federal securities laws by making false or misleading statements regarding our internal controls and ability to provide financial guidance and forecasts in registration statements filed in connection with our December 2004 initial public offering and in press releases issued in 2005. The complaint was amended on December 8, 2005 to add underwriters and accountants as additional defendants. Additional complaints alleging substantially similar claims were filed by other purchasers of our securities in the Western District of Wisconsin on December 1, 2005 and January 6, 2006. On December 16, 2005, a purchaser of our securities filed a lawsuit against us, certain of our current and past officers and directors, and our underwriters and accountants in the Circuit Court for Dane County, Wisconsin, alleging that we made false and misleading statements in our IPO-related documents, and making other allegations. This last lawsuit was removed to Federal court and consolidated with the other lawsuits. All of these lawsuits purport to be filed on behalf of a class of shareholders who purchased our common stock between certain specified dates and seek unspecified compensatory damages, attorneys’ fees, costs, and other relief. While we believe these lawsuits are without merit and intend to defend them vigorously, since these legal proceedings are in the preliminary stages we are unable to predict the scope or outcome of these matters and quantify their eventual impact on our company. An unfavorable outcome in these cases could have a material adverse effect on our financial condition or results of operations.
      In addition, we are involved in other litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the company could be reached.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      We did not submit any matters to a vote of security holder during the fourth quarter of 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      In conjunction with the completion of our IPO, our common shares began trading on Nasdaq National Market under the symbol “WOLF.” The following table sets forth the high and low closing prices for our common stock.

	Stock Price

	High	Low

Fiscal 2004:
December 15, 2004 through December 31, 2004	$23.00	$18.65
Fiscal 2005:
First Quarter	$25.88	$20.07
Second Quarter	$25.25	$17.80
Third Quarter	$22.82	$9.20
Fourth Quarter	$10.82	$8.00
Fiscal 2006:
First Quarter through March 3, 2006	$11.23	$9.80
      As of December 31, 2005, there were 320 record holders of our common stock. As of March 3, 2006, there were 301 record holders of our common stock. The closing price of our common stock on the Nasdaq National Market on March 3, 2006, was $10.10.
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
Great Wolf Resorts Financial Information
      Great Wolf Resorts’ consolidated financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg operating resorts (we sold 70% interests in our Wisconsin Dells and Sandusky resorts in October 2005);

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
Great Lakes Predecessor Financial Information
      The Predecessor’s combined historical financial information included the following:

•	GLC and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.
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

      The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	2005		December 21, 2004-		January 1, 2004-
	Great Wolf		December 31, 2004		December 20, 2004	2003	2002	2001
	Resorts		Great Wolf Resorts		Predecessor	Predecessor	Predecessor	Predecessor

	(Dollars in thousands, except per share amounts)
Statement of Operations:
Revenues:
Rooms	$73,207		$3,261		$31,438	$18,801	$—	$—
Food, beverage and other	36,846		1,289		16,110	9,439	—	312
Sales of condominiums	25,862		—		—	—	—	—
Management and other fees	494		79		3,157	3,109	3,329	3,022
Management and other fees-related parties	482		—		—	—	—	—
Other revenue from managed properties(1)	2,524		—		14,553	14,904	14,889	13,286

Total revenues	139,415		4,629		65,258	46,253	18,218	16,620

Operating expenses by department:
Rooms	10,944		298		4,917	3,265	—	—
Food, beverage and other	31,407		958		13,678	8,580	—	—
Other operating expenses:
Selling, general and administrative	26,894		7,372		18,613	11,376	4,159	3,853
Property operating costs	24,798		295		8,810	5,283	631	—
Depreciation and amortization	26,248		1,897		12,925	7,744	212	73
Costs of sales of condominiums	16,780		—		—	—	—	—
Loss on sale of property	26,161		—		—	—	—	—
Other expenses from managed properties(1)	2,524		—		14,553	14,904	14,808	13,286

Total operating expenses	165,756		10,820		73,496	51,152	19,810	17,212

Operating loss	(26,341)		(6,191)		(8,238)	(4,899)	(1,592)	(592)
Interest income	(1,623)		(66)		(224)	(55)	(88)	(76)
Interest expense	6,728		280		6,748	4,413	217	366
(Gain) loss on sale of investments and securities	—		—		(1,653)	—	13	(96)
Interest on mandatorily redeemable shares	—		—		1,761	(3,136)	4,479	390

Loss before income taxes, minority interest, and equity in unconsolidated affiliates	(31,446)		(6,405)		(14,870)	(6,121)	(6,213)	(1,176)
Income tax benefit	(7,199)		(2,563)		—	—	—	—
Minority interests, net of tax	(4)		—		—	—	—	—
Equity in unconsolidated affiliates, net of tax	170		—		—	—	—	—

Loss from continuing operations	(24,413)		(3,842)		(14,870)	(6,121)	(6,213)	(1,176)
Income (loss) from discontinued operations	—		—		1,928	1,118	(542)	332

Loss before cumulative effect of change in accounting principle	(24,413)		(3,842)		(12,942)	(5,003)	(6,755)	(844)
Cumulative effect of change in accounting principle	—		—		—	460	—	(333)

Net loss	$(24,413)		$(3,842)		$(12,942)	$(4,543)	$(6,755)	$(1,177)

Basic loss per share	$(0.81)		$(0.13)
Diluted loss per share	$(0.81)		$(0.13)
Weighted average common shares outstanding —
Basic	30,134,146		30,132,896	(2)
Diluted	30,134,146		30,132,896	(2)
Cash Flows:
Cash flows from:
Operating activities	$17,788		$762		$3,637	$8,126	$376
Investing activities	(65,496)		(97,583)		(64,472)	(64,280)	(46,276)
Financing activities	23,081		172,151		61,424	54,854	49,797
Balance Sheet Data (end of period):
Total assets	$605,526		$622,025			$173,494	$106,751	$54,191
Total long-term debt	168,328		142,665			93,733	37,710	9,466
Long-term debt secured by assets of spun-off entities	—		—			12,108	5,054	5,177
Long-term debt secured by assets held for sale	—		—			14,220	31,564	34,193
Non-GAAP financial
Measures:
EBITDA	$(369	)(3)	$(4,294	)(3)	$6,507 (3)	$7,559 (3)	$334	$6,287

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us in 2005 and the Predecessor in 2001-2004.

(2)	We currently have 30,277,308 shares of our common stock outstanding. Included in that total are 129,412 shares held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	See reconciliation to net loss in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our IPO, the formation transactions and related refinancing transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in Item 1A of this Annual Report on Form 10-K report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in Item 1A of this Annual Report on Form 10-K report entitled “Risk Factors” and “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.
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
      Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each include a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate resorts under our Great Wolf Lodge and Blue Harbor Resort brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
      We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also generate revenues from licensing arrangements, management fees and construction fees with respect to properties owned in whole or part by third parties.
      The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of December 31, 2005, we own and operate six Great Wolf Lodge resorts (our signature northwoods-themed resorts), four of which we own 100% and the other two of which we own 30%, and one Blue Harbor Resort (a nautical-themed property), of which we own 100%.

						Indoor
	Ownership		Guest		Condo	Entertainment
	Percentage	Opening	Suites		Units	Area(1)

						(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI(2)	30%	1997	309		77	64,000	(3)
Sandusky, OH(2)	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	183		64	54,000
Williamsburg, VA	100%	March 2005	301	(4)	—	66,000
Pocono Mountains, PA	100%	October 2005	401		—	91,000
Resorts Announced or Under Construction:
Niagara Falls, ONT(5)	—	Spring 2006	406		—	94,000
Mason, OH(6)	84%	Fall 2006	401		—	92,000
Chehalis, WA(7)	49%	Late 2007	317		—	65,000
Grapevine, TX(8)	100%	Late 2007	400		—	80,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	On October 11, 2005 we formed a joint venture with CNL Income Properties, a real estate investment trust focused on leisure and lifestyle properties, and contributed this property to the joint venture. We own a 30% interest in this joint venture.

(3)	We have started a 37,000 square foot waterpark expansion at our Wisconsin Dells property. Construction on the expansion began in June 2005 and was completed in March 2006.

(4)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion is expected to start in Spring 2006 with expected completion in Spring 2007.

(5)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort for ten years after opening. We will manage the resort on behalf of Ripley’s and will also provide central reservation services.

(6)	We have entered into a joint venture with Paramount Parks, Inc., a unit of CBS Corporation, to build this resort. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority equity position in the project. Paramount will have a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion in Fall 2006.

(7)	We have entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Summer 2006 with expected completion in 2007.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the approximately 400,000 square-foot building is scheduled to begin in Spring 2006 with expected completion in 2007.
      Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 16 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.
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
      While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent USRC survey identified a total of 21 indoor waterpark destination resorts, as defined by USRC. An additional 12 such resorts are expected to open in 2006.
      We believe recent vacation trends favor drive-to family entertainment resorts featuring indoor waterparks, as the number of families choosing to take shorter, more frequent vacations that they can drive to have increased in recent years. We believe that these trends will continue. We believe indoor waterpark resorts are generally less affected by changes in economic cycles, as drive-to destinations are less expensive and more convenient than destinations that require air travel.

      Outlook. We believe that no other operator or developer other than Great Wolf Resorts has established a regional portfolio of family entertainment resorts featuring indoor waterparks. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. Several of our resorts have similar family entertainment resorts that compete directly with them.
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
      During 2005, we experienced operating results well below our initial internal projections for the year. When we noted the below-expected results in the second quarter, we reforecast our operating projections for the third and fourth quarters of 2005. Although our actual results in the third and fourth quarters were within our revised range of results for those periods, that range was significantly reduced from our initial expectations for the periods and we experienced declines in several of our key performance indicators as compared to the prior year.
      We believe that this decline in operating performance from our initial expectations was due to a combination of factors:

•	A slower-than-expected summer vacation season in the Midwest. In particular, our Sandusky and Traverse City resorts are highly impacted by consumer spending in the Ohio and Michigan regions. We believe that adverse general economic circumstances in those regions (such as bankruptcies of several major companies and/or large announced layoffs by major employers) have negatively impacted overall discretionary consumer spending in those regions, and may continue to do so in the future.

•	Competitive pressures at some of our resorts, most notably our Sandusky property. The Sandusky market has been impacted by an increase in the number of competitive rooms of indoor waterpark resorts. Through the second quarter of 2004, our 271-room resort was the only indoor waterpark resort in that market, but at December 31, 2005, indoor waterpark resorts have more than 800 rooms in this market. Although our long-term view of the Sandusky market is positive based on our experience with competition in the Wisconsin Dells market, we believe the absorption of the new supply of indoor waterpark rooms in the Sandusky market will occur over time with a gradual increase in overall demand.

•	A slower-than-expected occupancy ramp-up at our Sheboygan, Wisconsin property. This resort opened in June 2004, but the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. This has impacted the consumer demand for our indoor waterpark resort in that market, and we expect the ramp-up period for this resort to extend through 2006.

•	A shortening of the booking window for customers making reservations at our resorts. This change from prior years decreases our ability to project demand trends and patterns at our resorts, thereby lessening our capacity to selectively increase room rates during periods of peak demand.
      The above factors were significant to our operating results in 2005, and we have taken the following steps to address them:

•	We have implemented revised, targeted marketing programs at each of our resorts for 2006 to address the softness in demand we witnessed at our locations in 2005.

•	We have reviewed all of our resorts’ operating budgets for 2006 and have taken steps to reduce or eliminate certain operating costs in order to more closely align our cost structure with our budgeted revenue expectations.

•	We have increased our corporate operations staffing in order to better understand and respond to current demand, customer booking and operating trends.

•	We have implemented internal monitoring and reporting processes that provide enhanced information on demand, in order to maximize our ability to best price room rates in an environment with shorter customer booking windows.

•	We entered into a joint venture in October 2005 with CNL Income Properties to diversify our geographic ownership concentration and income streams. The joint venture acquired our Wisconsin Dells and Sandusky resorts. Under the joint venture, CNL purchased a 70 percent equity interest in the joint venture, with us retaining the remaining 30 percent. We received approximately $80,000 in proceeds from CNL for their purchase of the 70 percent joint venture interest. On March 2, 2006, the joint venture entered into a loan agreement and borrowed $63,000. The loan is secured by the joint venture’s interests in its owned Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio. Pursuant to the joint venture agreement, we received 30% of the net loan proceeds, or approximately $18,600. We will continue to operate the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements.
      We believe this transaction provides significant benefits by:

•	Monetizing a majority interest in our two most mature assets and providing approximately $98 million in capital we can recycle and use for future development of resorts.

•	Reducing our exposure to the potential volatility of ongoing operating results in two markets by decreasing our ownership interests in the two resorts from 100 percent to 30 percent.

•	Creating more predictable, long-term income streams through the new management and licensing contracts on these two resorts.
      Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the twelve months ended December 31, 2005. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

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
      Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the twelve months ended December 31, 2005, approximately 33% of our total resort revenues consisted of non-rooms revenue.
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
      Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	20-40 years
Fixtures and equipment, including waterpark equipment	5-15 years
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
      Carrying Values of Goodwill, Intangible Assets and Investment in Affiliates. As a result of the Formation Transactions, we recorded on our consolidated balance sheet approximately $129,086 of goodwill and $23,829 of intangible assets related to our Great Wolf Lodge brand name. The brand name intangible asset has an indefinite life. In 2005 we removed $62,091 of goodwill in conjunction with the sale of 70% interests in our Wisconsin Dells and Sandusky resorts. The carrying value of our 30% interest in the joint venture that now owns the Wisconsin Dells and Sandusky resorts is $43,207 as of December 31, 2005.
      On an annual basis, we perform analyses to determine any impairment of the carrying values of goodwill, indefinite-lived intangible assets and investment in affiliates.

•	To test goodwill for impairment, we compare the fair value of the individual resort to which the goodwill is assigned to the carrying value of that resort. If the analysis indicates that the fair value is less than the carrying value of the individual resort, we compare the implied fair value of the resort’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the individual resort to all the assets and liabilities of that resort as if it had been acquired in a business combination. The excess of the fair value of the individual resort over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Our assessment of the fair value is dependent on the operating results of the resorts. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of goodwill.

•	To test indefinite-lived intangible assets for impairment, we compare the fair value of the intangible asset with its carrying amount. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

•	To test investment in affiliates for impairment, we compare the fair value of the investment in affiliates with its carrying amount. If the fair value of the investment in affiliate is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of this asset.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that requires companies to expense the value of employee stock options, restricted stock and similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. We are required to implement SFAS 123R for our 2006 fiscal year. The effect of adoption of SFAS 123R using the modified prospective method is currently estimated to be approximately $1,212 after-tax for 2006 based on options currently granted. Our actual share-based compensation expense in 2006; however, depends on a number of factors, including the number and fair value of awards at the time of the grant.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.
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
      The tables shown below reconcile net loss to EBITDA for the periods presented.

	Great Wolf Resorts		Predecessor

		Period	Period
		December 21,	January 1,
	Year Ended	2004 through	2004 through	Year Ended
	December 31,	December 31,	December 20,	December 31,
	2005	2004	2004	2003

Net loss	$(24,413)	$(3,842)	$(12,942)	$(4,543)
Adjustments:
Interest expense, net	5,105	214	6,524	4,358
Income tax expense (benefit)	(7,309)	(2,563)	—	—
Depreciation and amortization	26,248	1,897	12,925	7,744

EBITDA	$(369)	$(4,294)	$6,507	$7,559

Results of Operations

General
      Our and the Predecessor’s results of operations for the years ended December 31, 2005 and 2004 are not directly comparable due primarily to the impact of the IPO and the Formation Transactions, our new debt and the repayment of debt upon the consummation of the IPO. In addition, in March 2005 our Great Wolf Lodge in Williamsburg, Virginia opened, and in October 2005 our Great Wolf Lodge in Pocono Mountains, Pennsylvania opened. Also, in October 2005 we sold 70% interest in our Wisconsin Dells and Sandusky resorts.

Great Wolf Resorts Financial Information
      Great Wolf Resorts’ consolidated financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg operating resorts (we sold 70% interests in our Wisconsin Dells and Sandusky resorts in October 2005);

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
      Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from sales of condominiums;

•	management fee and other revenue from resorts, which includes fees received under our management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
      Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
      Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization;

•	cost of sales of condominiums; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Great Lakes Predecessor Financial Information
      The Predecessor’s combined historical financial information included the following:

•	GLC and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.
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

      Revenues. The Predecessor’s revenues consisted of the following:

•	lodging revenue, which consists of rooms, food and beverage and other department revenues from its consolidated and combined hotels and resorts;

•	management fee revenue from both resort activity and non-resort activity, which includes fees received under its management agreements;

•	other revenue, which consists of accounting fees, development fees, central reservation fees, construction management fees and other fees; and

•	other revenue from managed properties, which are recorded as revenue in accordance with EITF 01-14.
      Operating Expenses. The Predecessor’s departmental operating expenses consisted of rooms, food and beverage and other department expenses.
      The Predecessor’s other operating expenses included the following items:

•	selling, general and administrative expenses, which were associated with the management of hotels and resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Year Ended December 31, 2005 for Great Wolf Resorts compared with Year Ended December 31, 2004 for Great Wolf Resorts/ Predecessor
      The following table shows key operating statistics for our resorts for the year ended December 31, 2005 and 2004:

		Same Store Comparison(b)

	All Properties(a)
				Increase (Decrease)
	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2005	December 31, 2004	$	%

Occupancy	60.6%	62.1%	65.9%	N/A	(5.8)%
ADR	$213.78	$208.77	$209.99	$(1.22)	(0.6)%
RevPAR	$129.57	$129.71	$138.39	$(8.68)	(6.3)%
Total RevPOR	$322.41	$302.41	$299.89	$2.52	0.8%
Total RevPAR	$195.40	$187.89	$197.64	$(9.75)	(4.9)%

(a)	Includes results for properties that were open for any portion of the period.

(b)	Same store comparison includes properties that were open for the full periods in 2004 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City, and Kansas City resorts).
      Resort openings in 2004 and 2005 included our resorts in Sheboygan, Williamsburg and Pocono Mountains, which opened in June 2004, March 2005 and October 2005, respectively. Additionally, we acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004. In October 2005 we sold 70% interests in our Wisconsin Dells and Sandusky resorts. As a result, comparisons of changes in total revenue, rooms revenue and other revenue for the years ended December 31, 2005 (during which five resorts were open for the entire period and two resorts opened) and December 31, 2004 (during which four resorts were open for the entire period and one resort opened) are not meaningful.

      Presented below are selected amounts from the statements of operations for the years ended December 31, 2005 and 2004. To facilitate a meaningful analysis of the results of operations, amounts for the year ended December 31, 2004 include both the historical operations of the Predecessor in 2004 (for the period January 1, 2004 through December 20, 2004) and our operations from December 21, 2004 through December 31, 2004.

	Great Wolf Resorts	Great Wolf Resorts/	Increase
	2005	Predecessor 2004	(Decrease)

Revenues	$139,415	$69,887	$69,528
Departmental operating expenses	42,351	19,851	22,500
Selling, general and administrative	26,894	25,985	909
Property operating costs	24,798	9,105	15,693
Depreciation and amortization	26,248	14,822	11,426
Cost of sales of condominiums	16,780	—	16,780
Loss on sale of property	26,161	—	26,161
Net operating loss	(26,341)	(14,429)	(11,912)
Net interest expense	5,105	6,738	(1,633)
Income tax benefit	(7,199)	(2,563)	(4,636)
Income from discontinued operations	—	1,928	(1,928)
Net loss	(24,413)	(16,784)	(7,629)
      Revenues. Total revenues increased primarily due to revenues related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004 (and then sold in October 2005); the opening of the Williamsburg and Pocono Mountain resorts in March 2005 and October 2005, respectively; and the sale of condominiums at our Wisconsin Dells resort. Also, our Sheboygan resort, which opened in June 2004, had a full year of operations in 2005.

•	Total revenues for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains were $68,504 and $10,285 for the years ended December 31, 2005 and December 31, 2004, respectively.

•	Revenue from sales of condominiums at our Wisconsin Dells resort was $25,862 for the year ended December 31, 2005. We had no similar sales during the year ended December 31, 2004.

•	The net increase in resort and condominium revenue for the year ended December 31, 2005, versus the year ended December 31, 2004, was offset by $12,029 decrease in other revenue related to managed properties recorded in the year ended December 31, 2005, as compared to the year ended December 31, 2004.
      Operating expenses. Total operating expenses increased primarily due to expenses related to the resorts in Wisconsin Dells and Sandusky, which were purchased as part of the IPO in December 2004 (and then sold in October 2005); the opening of the Williamsburg and Pocono Mountains resorts in March 2005 and October 2005, respectively; and the sale of condominiums at our Wisconsin Dells resort. Also, our Sheboygan resort, which opened in June 2004, had a full year of operations in 2005.

•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains were $28,210 and $4,827 for the years ended December 31, 2005 and December 31, 2004, respectively.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains were $16,527 and $4,927 for the years ended December 31, 2005 and December 31, 2004, respectively. Selling, general and administrative expenses in the year ended December 31, 2004 included $6,413 of IPO related charges and a $1,147 write off of development related expenses. We did not incur similar charges during the year ended December 31, 2005. Also, selling, general and administrative expenses in the year ending December 31, 2004, included a non-cash employee compensation expense of $691. We recorded non-cash employee compensation income of $1,554 in the year ended December 31, 2005.

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains were $17,447 and $3,260 for the years ended December 31, 2005 and December 31, 2004, respectively. Property operating costs include pre-opening costs related to our Pocono Mountains and Williamsburg resorts of $7,791 for the year ended December 31, 2005, as compared to pre-opening costs related to our Sheboygan resort of $1,729 for the year ended December 31, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains was $17,697 and $3,750 for the years ended December 31, 2005 and December 31, 2004, respectively. The net increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City and Kansas City in the year ended December 31, 2005, as compared to December 31, 2004.

•	Cost of sales of condominiums of $16,780 relates to the condominiums sold at our Wisconsin Dells resort in 2005. A similar type charge was not incurred during 2004.

•	A loss of $26,161 recorded related to the 70% interests sold in our Wisconsin Dells and Sandusky resorts.

      Net operating loss. Net operating loss for 2005 increased $11,912 to $(26,341) from $(14,429) for 2004.
      Net loss. Net loss increased primarily due to the following:

•	An increase in operating loss.

•	A gain on sale of investments of $1,653 was recorded for the year ended December 31, 2004. No comparable gain was recorded for the year ended December 31, 2005.

•	Income from discontinued operations of $1,928 was recorded for the year ended December 31, 2004. No comparable amount was recorded for the year ended December 31, 2005.
The increase in net loss was partially offset by a $4,636 increase in the tax benefit recorded for the year ended December 31, 2005 as compared to the tax benefit recorded for the period December 21, 2005 through December 31, 2005.

Year ended December 31, 2004 for Great Wolf Resorts/ Predecessor compared with the year ended December 31, 2003 for the Predecessor
      Presented below are selected amounts from the statements of operations for the years ended December 31, 2004 and 2003. To facilitate a meaningful analysis of the results of operations, amounts for the year ended December 31, 2004 include both the historical operations of the Predecessor in 2004 (for the period January 1, 2004 through December 20, 2004) and our operations from December 21, 2004 through December 31, 2004.

	Year Ended December 31,

	Great Wolf
	Resorts/Predecessor	Predecessor	Increase
	2004	2003	(Decrease)

Revenues	$69,887	$46,253	$23,634
Departmental operating expenses	19,851	11,845	8,006
Selling, general and administrative	25,985	11,376	14,609
Property operating costs	9,105	5,283	3,822
Depreciation and amortization	14,822	7,744	7,078
Net operating loss	(14,429)	(4,899)	(9,530)
Net interest expense	6,738	4,358	2,380
Gain on sale of investments	(1,653)	—	(1,653)
Interest expense on mandatorily redeemable shares	1,761	(3,136)	4,897
Income tax benefit	(2,563)	—	(2,563)
Income from discontinued operations	1,928	1,118	810
Net loss	(16,784)	(4,543)	(12,241)
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
      Operating expenses. Total operating expenses increased primarily due to expenses related to the resorts in Wisconsin Dells, Sandusky and Sheboygan. We acquired the Wisconsin Dells and Sandusky resorts as part of the IPO in December 2004, and Sheboygan opened in June of 2004. The Traverse City and Kansas City resorts also have a full year of expenses in 2004.

•	Total departmental expenses increased $8,006 to $19,851 for 2004 compared to $11,845 for 2003, primarily due to the opening of the Traverse City, Kansas City and Sheboygan resorts in March 2003, May 2003 and June 2004, respectively.

•	Selling, general and administrative expenses increased $14,609 to $25,985 for 2004 compared to $11,376 for 2003, primarily due to the effect of the Traverse City and Kansas City resorts opening in 2003 and the Sheboygan resort opening in 2004, the effect of additional labor costs at GLC due to increases in staffing, and $6,413 of IPO- related expenses incurred in 2004.

•	Property operating costs increased $3,822 to $9,105 for 2004 compared to $5,283 for 2003, primarily due to the effect of the Traverse City and Kansas City resorts opening in 2003 and the Sheboygan resort opening in 2004.

•	Depreciation and amortization expense increased $7,078 to $14,822 for 2004 compared to $7,744 for 2003. This increase resulted from:

•	The purchases or placement into service of property and equipment during 2003, primarily at the Traverse City and Kansas City resorts that opened in 2003, and the related increase in depreciation taken on those assets; and

•	The purchases or placement into service of property and equipment in 2004, primarily at the Sheboygan resort that opened in 2004, and the related increase in depreciation taken on those assets.
      Net operating loss. Net operating loss for 2004 increased $9,530 to $(14,429) from $(4,899) for 2003.
      Net loss. Net loss increased $12,241 to $(16,784) for 2004 from ($4,543) for 2003. This increase was due to the increase in operating loss, as explained above, as well as the effect of the following:

•	Net interest expense increased $2,380 to $6,738 for 2004 from $4,358 for 2003. This increase was due primarily to increased debt levels as a result of finishing construction of the Traverse City and Kansas City resorts during 2003 and the Sheboygan resort in 2004.

•	Interest on mandatorily redeemable ownership interests increased $4,897 to $1,761 for 2004 from $(3,136) for 2003. This increase was due to an increase in the redemption value of certain mandatorily redeemable equity interests in 2004. The Predecessor treated the following as mandatorily redeemable financial instruments:

•	Class A and Class B shares of GLC that were obligated to be redeemed in cash if a shareholder died or incurred certain triggering events. The redemption price was calculated based on a formula with GLC’s net operating income and a multiple based on the type of triggering event. The shares contained restrictions on transfers and sales by the shareholders.

•	Class B Units of Great Wolf Lodge of Kansas City, LLC that were required to be redeemed in cash no later than the fifth anniversary date of the operating commencement date of the Kansas City resort. The redemption price was based on the greater of fair value or an internal rate of return.

•	A cumulative effect of change in accounting principle of $460 related to the adoption of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity” (SFAS 150) was recorded in 2003. This gain resulted from recording at fair market value the value of certain mandatorily redeemable equity interests.
      This increase was partially offset by:

•	A net gain on sale of real estate of $1,653 in 2004 due to the sales of land owned in Ontario, Canada and Beckley, West Virginia.

•	An income tax benefit of $2,563 recorded in 2004 related to the net loss incurred since the IPO date. The Predecessor was not a taxable entity and therefore had no income tax provision recorded prior to the IPO.

•	Income from discontinued operations increased $810 to $1,928 in 2004 from $1,118 in 2003, due to lower minority interest expense in 2004.

Liquidity and Capital Resources
      As of December 31, 2005, we had total indebtedness of $168,328, summarized as follows:

Mortgage Debt:
Traverse City/ Kansas City mortgage loan	$73,979
Sheboygan mortgage loan	28,939
Junior subordinated debentures	51,550
Other debt	1,552
Other Debt:
City of Sheboygan bonds	8,288
City of Sheboygan loan	4,020

$168,328

      Traverse City/ Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at December 31, 2005.
      Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (total rate of 9.125% as of December 31, 2005) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at December 31, 2005.
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
      The Trust used the proceeds of the offering and our investment to purchase from us $51,550 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the trust preferred offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by the Trust. The Trust paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the trust preferred offering and our investment in the Trust were $48,400. We used the net proceeds to retire the Pocono Mountains construction loan.
      As a result of the issuance of a revision to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.
      Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
      Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct The Great Wolf Lodge in Mason, Ohio. We had no borrowings under this loan at December 31, 2005. The loan has a first mortgage security on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from Great Wolf Resorts. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x or below and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points. The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with the individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at December 31, 2005.
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
      Historically, we have satisfied our short-term liquidity requirements through operating cash flows, proceeds from borrowings and equity contributions from investors. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our requirements for working capital, capital expenditures and debt service for the next twelve months.

Long-Term Liquidity Requirements
      Our long-term liquidity requirements consist primarily of funds necessary to pay for:

•	scheduled debt maturities;

•	renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	costs associated with the development of new resorts.
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
      Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts. Our capital expenditures for resorts under development and expansions were $124,905 for the year ended December 31, 2005; we expect to have approximately $172,400 of such expenditures in 2006. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, proceeds from the sale of 70% interest in our Wisconsin Dells and Sandusky resorts, and proceeds from investing activities and mortgage financing on properties being developed.

Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2005:

	Payment Terms

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Obligations(1)	$168,328	$1,928	$31,311	$3,418	$131,671
Operating Lease Obligations	1,591	440	808	343	—
Construction Contracts	49,464	49,464	—	—	—

Total	$219,383	$51,832	$32,119	$3,761	$131,671

(1)	Includes $8,288 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,020 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
      As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.

Working Capital
      We had $54,782 of available cash and cash equivalents and $33,433 of working capital (current assets less current liabilities) at December 31, 2005, compared to the $79,409 of available cash and cash equivalents and $13,836 of working capital at December 31, 2004. Cash at December 31, 2004 was higher than at December 31, 2005 mainly due to the proceeds of the IPO in December 2004.

Cash Flows

Comparison of Year Ended December 31, 2005 for the Company to Year Ended December 31, 2004 for the Predecessor/ Great Wolf Resorts

		Great Wolf
	Great Wolf	Resorts/
	Resorts	Predecessor

	Year Ended December 31,
			Increase
	2005	2004	(Decrease)

Net cash provided by operating activities	$17,788	$4,399	$13,389
Net cash used in investing activities	(65,496)	(162,055)	96,559
Net cash provided by financing activities	23,081	233,575	(210,494)
      Operating Activities. The increase in net cash provided by operating activities for the year ended December 31, 2005, as compared to the year ended December 31, 2004, resulted from a decrease in accounts payable, accrued expenses and other liabilities and prepaid expenses and other assets. This decrease was offset by higher depreciation in the 2005 period.
      Investing Activities. The decrease in net cash used in investing activities for the year ended December 31, 2005, as compared to the year ended December 31, 2004, resulted primarily from an increase in proceeds from the sale of assets in the 2005 period as compared to the 2004 period. Also, in 2004 we purchased the resorts as part of the IPO.
      Financing Activities. Net cash provided by financing activities decreased for the year ended December 31, 2005, as compared to the year ended December 31, 2003 primarily due to the effect of the IPO in 2004.

Comparison of Year Ended December 31, 2004 for the Predecessor/ Great Wolf Resorts to Year Ended December 31, 2003 for the Predecessor

	Great Wolf
	Resorts/
	Predecessor	Predecessor

	Year Ended December 31,

	2004	2003	Increase/(Decrease)

Net cash provided by operating activities	$4,399	$8,126	$(3,727)
Net cash used in investing activities	(162,055)	(64,280)	(97,775)
Net cash provided by financing activities	233,575	54,854	178,721
      Operating Activities. The decrease in net cash provided by operating activities for the year ended December 31, 2004, as compared to the year ended December 31, 2003, resulted primarily from an increase in net loss in 2004.
      Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2004, as compared to the year ended December 31, 2003, resulted primarily from the purchase of the resorts as part of the IPO and increase capital expenditures in the 2004 period as compared to the 2003 period, offset by a decrease in equity escrow and an increase in proceeds from sales of assets in the 2004 period.
      Financing Activities. Net cash provided by financing activities increased for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to the IPO and additional borrowings incurred in 2004.
Inflation
      We are able to change room and amenity rates at our resort properties on a daily basis, so the impact of higher inflation can often be passed along to customers. However, a weak economic environment that decreased overall demand for our products and services could restrict our ability to raise room and amenity rates to offset rising costs.
Off-Balance Sheet Arrangements
      None.

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
      Our earnings are also affected by the changes in our interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. As of December 31, 2005, we had total indebtedness of approximately $168,328. This debt consisted of:

•	$73,979 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%;

•	$28,939 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of prime plus 200 basis points. The total rate was 9.125% at December 31, 2005;

•	$51,550 of debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035;

•	$8,288 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $4,020 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

•	$1,552 of other fixed rate debt.
      As of December 31, 2005, we estimate the total fair value of the indebtedness described above to be $11,747 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
      At December 31, 2005, we had $168,328 of total debt, of which 83% was subject to fixed interest rates and 17% was variable rate debt.
      If the prime rate were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $289 annually. If the prime rate were to decrease by 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $289 annually.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following consolidated and combined financial statements are filed as part of this Annual Report on Form 10-K:

Page No.

Consolidated and Combined Financial Statements of Great Wolf Resorts and Subsidiaries and Great Lakes Predecessor:
Reports of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of December 31, 2005 and 2004	58
Consolidated and Combined Statements of Operations for Great Wolf Resorts, Inc. and subsidiaries for the year ended December 31, 2005 and the period from December 21, 2004 through December 31, 2004 and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and for the year ended December 31, 2003	59
Consolidated and Combined Statements of Equity for Great Wolf Resorts, Inc. and subsidiaries for the year ended December 31, 2005 and the period from December 21, 2004 through December 31, 2004 and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and for the year ended December 31, 2003	60
Consolidated and Combined Statements of Cash Flows for Great Wolf Resorts, Inc. and subsidiaries for the year ended December 31, 2005 and the period from December 21, 2004 through December 31, 2004 and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and for the year ended December 31, 2003	61
Notes to Consolidated and Combined Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin
      We have audited the accompanying consolidated balance sheets of Great Wolf Resorts, Inc. and subsidiaries (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity of the Company for the year ended December 31, 2005 and the period from December 21, 2004 (commencement of operations) through December 31, 2004, and the related combined statements of operations, cash flows and equity of Great Lakes Predecessor, as defined in Note 1 to the combined financial statements, for the period from January 1, 2004 through December 20, 2004 and the year ended December 31, 2003. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2005 and the period from December 21, 2004 (commencement of operations) through December 31, 2004, and the combined results of operations and cash flows of Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 15, 2006

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands,
	except per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,782	$79,409
Accounts receivable, net of allowance for doubtful accounts of $95 and $183	2,506	881
Accounts receivable — affiliates	12,825	—
Inventory	2,254	1,848
Condominiums under development	—	2,412
Other current assets	1,996	3,928

Total current assets	74,363	88,478
Property and equipment, net	385,391	347,374
Investment in affiliates	43,207	—
Other assets	11,741	11,863
Other intangible assets	23,829	19,114
Goodwill	66,995	155,196

Total assets	$605,526	$622,025

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,928	$27,794
Accounts payable	18,183	31,506
Accrued expenses	9,311	10,075
Accrued expenses — affiliates	3,576	—
Advance deposits	5,680	3,129
Gift certificates payable	2,126	2,138
Other current liabilities	126	—

Total current liabilities	40,930	74,642
Mortgage debt	154,092	102,813
Other long-term debt	12,308	12,058
Other long-term liabilities	391	391
Deferred tax liability	25,800	40,909
Deferred compensation liability	1,501	2,891

Total liabilities	235,022	233,704
Minority interests	6,593	—
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,277,308 and 30,262,308 shares issued and outstanding at December 31, 2005 and 2004, respectively	303	303
Additional paid in capital	394,212	394,060
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2005 and 2004	—	—
Accumulated deficit	(28,255)	(3,842)
Deferred compensation	(2,349)	(2,200)

Total stockholders’ equity	363,911	388,321

Total liabilities, minority interests and stockholders’ equity	$605,526	$622,025

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Great Wolf Resorts		Predecessor	Predecessor

		Period	Period
		December 21,	January 1,
		2004	2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 20,	December 31,
	2005	2004	2004	2003

	(Dollars in thousands, except per share data)
Revenues:
Rooms	$73,207	$3,261	$31,438	$18,801
Food and beverage	18,897	776	8,255	4,833
Other hotel operations	17,949	513	7,855	4,606
Sales of condominiums	25,862	—	—	—
Management and other fees	494	—	—	—
Management and other fees — related parties	482	79	3,157	3,109

	136,891	4,629	50,705	31,349
Other revenue from managed properties	2,524	—	14,553	14,904

Total revenues	139,415	4,629	65,258	46,253

Operating expenses by department:
Rooms	10,944	298	4,917	3,265
Food and beverage	16,532	598	7,370	4,528
Other	14,875	360	6,308	4,052
Other operating expenses:
Selling, general and administrative	26,894	7,372	18,613	11,376
Property operating costs	24,798	295	8,810	5,283
Depreciation and amortization	26,248	1,897	12,925	7,744
Cost of sales of condominiums	16,780	—	—	—
Loss on sale of property	26,161	—	—	—

	163,232	10,820	58,943	36,248
Other expenses from managed properties	2,524	—	14,553	14,904

Total operating expenses	165,756	10,820	73,496	51,152

Net operating loss	(26,341)	(6,191)	(8,238)	(4,899)
Interest income	(1,623)	(66)	(224)	(55)
Interest expense	6,728	280	6,748	4,413
Gain on sale of investments	—	—	(1,653)	—
Interest on mandatorily redeemable shares	—	—	1,761	(3,136)

Loss before income taxes, minority interests, and equity in unconsolidated affiliates	(31,446)	(6,405)	(14,870)	(6,121)
Income tax benefit	(7,199)	(2,563)	—	—
Minority interests, net of tax	(4)	—	—	—
Equity in unconsolidated affiliates, net of tax	170	—	—	—

Loss from continuing operations	(24,413)	(3,842)	(14,870)	(6,121)
Income from discontinued operations	—	—	1,928	1,118

Loss before cumulative effect of change in accounting principle	(24,413)	(3,842)	(12,942)	(5,003)
Cumulative effect of change in accounting principle	—	—	—	460

Net loss	$(24,413)	$(3,842)	$(12,942)	$(4,543)

Basic loss per share	$(0.81)	$(0.13)

Diluted loss per share	$(0.81)	$(0.13)

Weighted average common shares outstanding:
Basic	30,134,146	30,132,896

Diluted	30,134,146	30,132,896

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

						Members’
			Additional			Equity of
	Common	Common	Paid in	Accumulated	Deferred	Combined	Treasury	Total
	Shares	Stock	Capital	Deficit	Compensation	Entities	Stock	Equity

	(Dollars in thousands, except per share data)
Predecessor:
Balance, January 1, 2003		$2	$—	$(4,183)	$—	$16,362	$(824)	$11,357
Contributions		—	—	—	—	29,318	—	29,318
Distributions		—	—	(318)	—	(3,538)	—	(3,856)
Net income (loss)		—	—	3,705	—	(8,248)	—	(4,543)
Accretion of mandatorily redeemable equity interests		(2)	—	(460)	—	(2,631)	—	(3,093)

Balance, December 31, 2003		—	—	(1,256)	—	31,263	(824)	29,183
Contributions		—	—	643	—	25,145	—	25,788
Distributions		—	—	(3,170)	—	(7,534)	—	(10,704)
Net income (loss)		—	—	1,582	—	(14,524)	—	(12,942)

Balance, December 20, 2004		$—	$—	$(2,201)	$—	$34,350	$(824)	$31,325

Great Wolf Resorts, Inc.:
Reclassification, net of effect of spin-off, of Predecessor’s equity, mandatorily redeemable ownership interests and minority interests	—	$50	$45,727	$—	$—	$—	$—	$45,777
Net proceeds from sale of common stock	16,100,000	161	248,506	—	—	—	—	248,667
Issuance of common stock — acquisition of resorts	14,032,896	91	97,628	—	—	—	—	97,719
Issuance of common stock — deferred compensation plan	129,412	1	2,199	—	(2,200)	—	—	—
Net loss	—	—	—	(3,842)	—	—	—	(3,842)

Balance, December 31, 2004	30,262,308	303	394,060	(3,842)	(2,200)	—	—	388,321
Issuance of non-vested equity shares	15,000	—	152	—	(152)	—	—	—
Amortization of non-vested equity shares	—	—	—	—	3	—	—	3
Net loss	—	—	—	(24,413)	—	—	—	(24,413)

Balance, December 31, 2005	30,277,308	$303	$394,212	$(28,255)	$(2,349)	$—	$—	$363,911

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Great Wolf Resorts		Predecessor

		Period	Period
		December 21,	January 1,
		2004	2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 20,	December 31,
	2005	2004	2004	2003

	(Dollars in thousands)
Operating activities:
Net loss	$(24,413)	$(3,842)	$(12,942)	$(4,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,248	1,897	13,107	10,440
Non-cash employee compensation expenses	(1,554)	2,891	—	—
(Gain) loss on sale of assets	26,161	—	(5,327)	(10,967)
Gain on sale of investments and other	—	—	(1,653)	—
Equity in unconsolidated affiliates	282	—	—	—
Minority interests	(7)		2,729	10,247
Cumulative effect of change in accounting principle		—	—	(460)
Deferred tax benefit	(7,504)	(2,563)	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	1,349	1,564	(9,236)	(883)
Accounts payable, accrued expenses and other liabilities	(2,774)	815	16,959	4,292

Net cash provided by operating activities	17,788	762	3,637	8,126

Investing activities:
Capital expenditures for property and equipment	(124,905)	(115)	(108,804)	(77,060)
Investment in affiliates	(1,519)	—	—	—
Proceeds from sale of assets	59,948	—	32,174	26,451
Purchases of owners’ interest, net of cash acquired	—	(95,460)	—	—
Increase in restricted cash	(1,305)	(2,008)	—	—
(Increase) decrease in escrow	2,285	—	(1,564)
(Increase) decrease in equity escrow	—	—	13,722	(13,671)

Net cash used in investing activities	(65,496)	(97,583)	(64,472)	(64,280)

Financing activities:
Proceeds from equity offering	—	273,700	—	—
Payment of offering costs	—	(21,979)	(726)	—
Principal payments on long-term debt	(50,049)	(152,417)	(16,805)	(17,765)
Proceeds from issuance of long-term debt	75,712	75,000	68,330	63,496
Payment of loan costs	(2,582)	(2,153)	(2,569)	(2,351)
Member contributions	—	—	25,788	29,318
Member distributions	—	—	(11,370)	(3,856)
Changes in mandatorily redeemable ownership interests	—	—	1,761	(3,136)
Net distributions to minority investors	—	—	(2,985)	(10,852)

Net cash provided by financing activities	23,081	172,151	61,424	54,854

Net increase (decrease) in cash and cash equivalents	(24,627)	75,330	589	(1,300)
Cash and cash equivalents, beginning of period	79,409	4,079	3,490	4,790

Cash and cash equivalents, end of period	$54,782	$79,409	$4,079	$3,490

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest	$3,605	$698	$6,317	$4,786
Cash paid for income taxes	$1,128	$—	$—	$—
Non-cash items:
Land contributed for minority interest	$6,600	$—	$—	$—
Construction in process accruals	$8,648	$18,578	$—	$—
Escrow funds receivable	$12,825	$—	$—	$—
See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	ORGANIZATION
      The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.

Formation
      We were formed to succeed to certain businesses of the Great Lakes Predecessor (the Predecessor), which was not a legal entity but rather a combination of numerous entities, all of which were under common management. These entities were involved in the development, ownership and operation of resorts, hotels and multifamily housing projects. The Predecessor financial statements do not include entities that owned Great Wolf Lodges of Wisconsin Dells, Wisconsin and Sandusky, Ohio. These entities were controlled by affiliates of AIG SunAmerica, Inc.
      We were incorporated in May 2004 as a Delaware corporation in anticipation of the initial public offering of our common stock (the IPO). The IPO closed on December 20, 2004, concurrently with the completion of various formation transactions (the Formation Transactions).
      Pursuant to the Formation Transactions:

•	The Predecessor contributed its hotel management and multifamily housing management and development assets, which were unrelated to the resort business, to two subsidiaries of the Predecessor and then distributed the interests in those subsidiaries to the former shareholders of The Great Lakes Companies, Inc. (GLC) (one of the Predecessor’s entities).

•	We acquired GLC and seven resort-owning entities. Pursuant to these acquisitions, investors of GLC and the resort-owning entities received cash, unregistered shares of our common stock or a combination of cash and unregistered shares of our common stock. We issued 13,901,947 share of our common stock and paid approximately $97,600 in cash in connection with these acquisitions.

•	We issued an aggregate of 130,949 shares of unregistered common stock to holders of tenant in common interests in two of our resorts.
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

Business Summary
      We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each include a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate resorts under our Great Wolf Lodge and Blue

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Harbor Resorts brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
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
      The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of December 31, 2005, we own and operate six Great Wolf Lodge resorts (our signature northwoods-themed resorts), four of which we own 100% and the other two of which we own 30%, and one Blue Harbor Resort (a nautical-themed property), of which we own 100%.

						Indoor
	Ownership				Condo	Entertainment
	Percentage	Opening	Guest Suites		Units	Area(1)

						(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI(2)	30%	1997	309		77	64,000	(3)
Sandusky, OH(2)	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	183		64	54,000
Williamsburg, VA	100%	March 2005	301	(4)	—	66,000
Pocono Mountains, PA	100%	October 2005	401		—	91,000
Resorts Announced or Under Construction:
Niagara Falls, ONT(5)	—	Spring 2006	406		—	94,000
Mason, OH(6)	84%	Fall 2006	401		—	92,000
Chehalis, WA(7)	49%	Late 2007	317		—	65,000
Grapevine, TX(8)	100%	Late 2007	400		—	80,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	On October 11, 2005 we formed a joint venture with CNL Income Properties, a real estate investment trust focused on leisure and lifestyle properties, and contributed this property to the joint venture. We own a 30% interest in this joint venture.

(3)	We have started a 37,000 square foot waterpark expansion at our Wisconsin Dells property. Construction on the expansion began in June 2005 and was completed in March 2006.

(4)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion is expected to start in Spring 2006 with expected completion in Spring 2007.

(5)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We are assisting Ripley’s with construction management and other pre-opening matters related to the

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort for ten years after opening. We will manage the resort on behalf of Ripley’s and will also provide central reservation services.

(6)	We have entered into a joint venture with Paramount Parks, Inc., a unit of CBS Corporation, to build this resort. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority equity position in the project. Paramount will have a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion in Fall 2006.

(7)	We have entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Summer 2006 with expected completion in 2007.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the approximately 400,000 square-foot building is scheduled to begin in Spring 2006 with expected completion in 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation and Combination — For the period subsequent to the IPO, the accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. Property interests (other than property contributed by GLC) contributed to us by the Predecessor and other investors have been accounted for as purchases, and the excess of the purchase price over the related historical cost bases has been allocated to the tangible and intangible assets acquired and liabilities assumed. For the period prior to our IPO, the accompanying combined financial statements include all of the accounts of the Predecessor. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.
      Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when acquired. Cash is invested with federally insured institutions that are members of the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC or any other government agency. Cash and cash equivalents do not include cash escrowed under loan agreements and cash restricted in connection with deferred compensation payable.
      Allowance for Doubtful Accounts — An allowance for doubtful accounts is provided when it is determined that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2005, 2004, and 2003 was $241, $239, and $524, respectively. Writeoffs of accounts receivable for the years ended December 31, 2005, 2004, and 2003, were $329, $116, and $136, respectively.
      Inventory — Inventories are recorded at the lower of cost or market.
      Property and Equipment — Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings and improvements	20 – 40 years
Fixtures and equipment, including waterpark equipment	5 – 15 years
We periodically review the estimated useful lives we have assigned to our depreciable assets to determine whether those useful lives are reasonable and appropriate.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. Interest capitalized totaled $5,495, $1,918, and $1,381 for the years ended December 31, 2005, 2004, and 2003, respectively.
      Loan Fees — Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $3,704 and $5,174 as of December 31, 2005 and 2004, respectively. Amortization of loan fees was $3,621, $3,084, and $1,137 for the years ended December 31, 2005, 2004, and 2003, respectively. Included in loan fee amortization for the years ended December 31, 2005 and 2004, were $2,969 and $1,283, respectively, of loan fees that were written off due to repayment of debt.
      Partially-Owned Entities — We considered Accounting Principles Based Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” Emerging Issues Task Force (EITF) 96-16, “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights” and FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” to determine the method of accounting for our partially-owned entities. In determining whether we had controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.
      If a partially-owned entity is not considered a variable interest entity and we do not have a majority equity position, then we have concluded that we do not control such an entity and do not need to consolidate that entity.
      Investment in Affiliates — We use the equity method to account for all of our investments in unconsolidated joint ventures.
      Our review of our investments to affiliates did not indicate that any impairment occurred. The recoverability of the carrying values of our investments is, however, dependent upon operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these long-lived assets.
      Minority Interests — We recorded the non-owned equity interests of our consolidated subsidiaries as minority interests on the consolidated balance sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interests, net of tax” in our Consolidated Statements of Operations.
      Other Intangible Assets — Our other intangible assets consist of the value of our Great Wolf Lodge brand name. This intangible asset has an indefinite useful life. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” we do not amortize this intangible, but instead test it for possible impairment at least annually by comparing the fair value of the intangible asset with its carrying amount. Our assessment during the year ended December 31, 2005 determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We recorded goodwill in connection with the Formation Transactions.
      In connection with SFAS No. 142, we are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. Our assessment during the year ended December 31, 2005 determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of goodwill.
      Impairment of Long-Lived Assets — When circumstances, such as adverse market conditions, indicate that the carrying value of a long — lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. We had no impairment losses in any of the periods presented.
      Revenue Recognition — We earn revenues from our resort operations, management of resorts and other related services, and sales of condominiums. The Predecessor also earned revenue from its hotel operations and hotel and multifamily management and development services.
      We recognize revenue from rooms, food and beverage, and other operating departments at the resorts as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the consolidated balance sheets. We recognize management and related fees as they are contractually earned. We recognize development fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date costs incurred compared to total expected costs) for longer-term projects. We recognize revenue from the sale of real estate assets in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”
      Sales of Real Estate Assets — SFAS No. 66 requires an entity to recognize gains on sales of real estate only when a sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, and risks and rewards of ownership are transferred to the buyer. We account for gains and losses on sales of real estate in accordance with the provisions of SFAS No. 66. In the period from January 1, 2004 through December 20, 2004, the Predecessor recognized a gain on sale of real estate of $1,072 from the sale of land owned in Ontario, Canada and $581 from the sale of land in Beckley, West Virginia. In 2005, we recorded revenues and cost of sales of $25,862 and $16,780, respectively related to the sale of condominiums. We also recorded a loss of $26,161 on the sale of two of our resorts to a joint venture.
      Other Revenue and Other Expenses From Managed Properties — We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. EITF 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” establishes standards for accounting for reimbursable expenses in our income statement. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as ‘other expenses from managed properties.”
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
      Subsequent to the IPO, we and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Under the liability method prescribed by SFAS 109, income taxes are deferred for all temporary differences between the book and tax bases of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.
      Advertising — Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was $7,329, $3,283, and $2,218, respectively.
      IPO Costs — Underwriting commissions and other costs directly related to sale of our common stock in the IPO are reflected as a reduction of additional paid-in-capital. Included in selling, general and administrative expenses are $863 and $5,550 of other expenses incurred as a result of the IPO transactions, for the period January 1, 2004 through December 20, 2004 and December 21, 2004 through December 31, 2004, respectively. These expenses include a debt prepayment penalty, write-offs of loan fees related to debt repaid or refinanced in conjunction with the IPO and bonuses due to certain executives, pursuant to their employment arrangements, as a result of the IPO.
      Stock Based Compensation — We have issued stock options at the time of and subsequent to our IPO date under our 2004 Stock Incentive Plan. As permitted under SFAS No. 123, “Accounting for Stock Based Compensation,” we have elected to account for such options in accordance with APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under APB 25, the total compensation expense recognized is equal to the difference between the award’s exercise price and the underlying stock’s market prices at the measurement date. All of our stock options were granted with exercise prices equal to our common stock’s then fair market value; therefore no compensation expense was recorded in the year ended December 31, 2005 or the period December 21, 2004 through December 31, 2004. Had compensation costs been determined under the fair value method as set forth in SFAS No. 123, our pro forma net loss and net loss per share for the year ended December 31, 2005 and the period December 21, 2004 through December 31, 2004, would have been as follows:

	2005	2004

Net loss, as reported	$(24,413)	$(3,842)
Compensation expense, SFAS No. 123 fair value method, net of tax	(1,364)	(48)

Pro forma net loss	$(25,777)	$(3,890)

Pro forma net loss per share — Basic	$(0.86)	$(0.13)
Pro forma net loss per share — Diluted	$(0.86)	$(0.13)
Actual net loss per share — Basic	$(0.81)	$(0.13)
Actual net loss per share — Diluted	$(0.81)	$(0.13)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value for the options granted was $9.38 and $4.82 in 2005 and 2004, respectively. The SFAS No. 123 fair value of options granted in 2005 and 2004 was estimated using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Dividend yield	—	—
Weighted-average, risk free interest rate	3.65%	3.65%
Weighted-average, expected life of option	6.0 years	5.0 years
Expected stock price volatility	40%	23%
      Segments — We are organized into a single operating division. Within that operating division, we had three reportable segments in 2005: resort ownership/operation, resort third-party management and condominium sales. The resort ownership/operation segment derives its revenues from the ownership/operation of our consolidated owned resorts; the resort third-party management segment derives its revenues from management, license and other related fees from unconsolidated managed resorts; and the condominium sales segment derives its revenues from sales of condominium units to third-party owners. We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates.
      The following summarizes significant financial information regarding our segments:

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year ended December 31, 2005
Revenues	$110,053	$3,500	$25,862	$—	$139,415

EBITDA, excluding certain items	(9,353)	976	9,082	(798)	$(93)
Depreciation and amortization	(24,576)	—	—	(1,672)	(26,248)
Interest expense, net	—	—	—	—	(5,105)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(31,446)

Additions to long-lived assets	124,905	—	—	—	$124,905

Total assets	474,305	—	—	131,221	$605,526

      The other items in the table above represent corporate-level activities that do not constitute an accounting segment. Total assets at the corporate level primarily consist of cash and our investment in affiliates. Goodwill is included in our resort ownership/operation segment, and intangible assets are included in our other segment.
      For the year ended December 31, 2004 we viewed our operations as principally one segment (resort ownership/operation) and the financial information disclosed for 2004 represents all of the financial information related to that segment.
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
      Reclassifications — Certain 2004 amounts have been reclassified to conform to the 2005 presentation.
      New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that requires companies to expense the value of employee stock options, restricted stock and similar awards. Under SFAS 123R, share-based payment awards result in compensation expense that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. We are required to implement SFAS 123R for our 2006 fiscal year. The effect of adoption of SFAS 123R using the modified prospective method is currently estimated to be approximately $1,212 after-tax for 2006 based on options currently granted. Our actual share-based compensation expense in 2006; however, depends on a number of factors, including the number and fair value of awards at the time of the grant.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

3.	INVESTMENT IN AFFILIATES
      On October 11, 2005, we formed a joint venture with CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired two of our wholly-owned properties — Great Wolf Lodge — Wisconsin Dells, Wisconsin, and Great Wolf Lodge — Sandusky, Ohio. CNL paid us $80,150 to purchase a 70% interest in the joint venture. We will continue to operate the properties and will license the Great Wolf Lodge brand to the joint venture under 25-year agreements.
      In accordance with the provisions of SFAS 66, we reclassified 30% of the historical carrying value of the two properties’ net assets to our investment in affiliate balance. We wrote-off the remaining 70% of the historical carrying value of the properties’ net assets in determining the loss on sale. The carrying value of our investment in this joint venture was $43,207 as of December 31, 2005.
      Summary financial data for our investment in affiliate as of December 31, 2005 is as follows:

Balance sheet data:
Total assets	$120,884
Total liabilities	9,284
Operating data:
Revenue	6,550
Operating Expenses	(6,600)
Net income (loss)	(1,029)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Under the joint venture formation agreement:

•	We will receive an earn-out of up to $3,000 for each of the two resorts at the end of 2008, based on the 2007/2008 performances of the resorts. The earn-out is a possible source of future earnings for us, which represents a gain contingency. At the formation of the joint venture it is not certain that we will realize this future revenue. Accordingly, in accordance with SFAS 5, “Accounting for Contingencies,” we have not recorded the gain contingency.

•	We agreed to complete construction of a waterpark expansion at our Wisconsin Dells resort and complete some roof repairs at our Sandusky resort. A portion of the proceeds from the joint venture transaction was escrowed to meet these obligations. At December 31, 2005, we have a receivable from the joint venture of $12,825 as of December 31, 2005 related to the escrowed funds; this amount is recorded as accounts receivable-affiliates. We also have a liability of $3,576 for the construction and repairs as of December 31, 2005; this amount is recorded as accrued expenses-affiliates.

4.	PURCHASE ACCOUNTING IN CONNECTION WITH THE IPO
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
      For the five resort-owning entities with operating resorts at the time of the Formation Transactions, we recorded the Formation Transactions by applying the purchase method of accounting in connection with our acquisition of those five resort-owning entities. In conjunction with purchase accounting we:

•	Recorded property and equipment, other assets, debt and other liabilities at their preliminarily estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the preliminarily estimated fair values and the tax bases of assets acquired from the five resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%;

•	Eliminated mandatorily redeemable interests of the Predecessor due to the conversion of those ownership interests to our common stock in conjunction with the Formation Transactions; and

•	Recorded as goodwill the excess of consideration in the purchase transaction over the estimated fair value of net tangible and intangible assets acquired from the five resort-owning entities.

Value of Great Wolf Resorts common stock issued	$80,840
Cash paid	73,042

Total cost of acquisition	153,882
Fair value of debt assumed	181,415
Fair value of property and equipment acquired	(189,427)
Fair value of intangible assets	(10,296)
Deferred tax liability recorded	11,297
Fair value of other assets and liabilities	8,325

Goodwill	$155,196

      As a result of this process, we had $155,196 of goodwill at December 31, 2004, all of which related to the application of purchase accounting in conjunction with the Formation Transactions. Some of the values and

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on preliminary estimates and assumptions. In 2005, we refined these estimates and assumptions.
      During the year ended December 31, 2005, we recorded adjustments that reduced goodwill by $62,091 related to the 70% interest we sold in our Wisconsin Dells and Sandusky resorts in October 2005. We also recorded adjustments to the estimated fair market values of property and equipment acquired, resulting in an increase to property and equipment of $28,341, an increase to accrued expenses of $855, an increase in deferred tax liability of $1,376, and a decrease in goodwill of $26,110.
      For the two resort-owning entities with resorts under construction at the time of the Formation Transactions, we recorded the Formation Transactions as a purchase of assets of those two entities. In conjunction with this accounting we:

•	Recorded all identifiable tangible and intangible assets at their estimated fair values as of December 20, 2004;

•	Allocated the excess consideration paid over the estimated fair value of the net assets acquired to all identifiable tangible and intangible assets pro rata based on their estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the total estimated fair values (including the excess amount described in the previous item) and the tax bases of the assets acquired from the two resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%. In the fourth quarter, we recorded adjustments to finalize the deferred tax liabilities, resulting in a decrease in deferred tax liabilities of $6,086, a decrease in property and equipment acquired of $10,801, and an increase in intangible assets of $4,715.

5.	PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

	December 31,

	2005	2004

Land and improvements	$38,735	$12,064
Building and improvements	150,184	89,294
Furniture, fixtures and equipment	167,691	83,063
Construction in process	46,448	164,160

	403,058	348,581
Less accumulated depreciation	(17,667)	(1,207)

Property and equipment, net	$385,391	$347,374

      Depreciation expense was $22,627, $11,920, and $9,303 for the years ended December 31, 2005, 2004, and 2003, respectively.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

6.	LONG-TERM DEBT
      Long-term debt consists of the following:

	December 31,

	2005	2004

Mortgage Debt:
Senior credit facility	$—	$—
Traverse City/ Kansas City mortgage loan	73,979	75,000
Sheboygan mortgage loan	28,939	29,475
Williamsburg construction loan	—	19,011
Pocono Mountains construction loan	—	5,598
Junior subordinated debentures	51,550	—
Mason construction loan	—	—
Other mortgage debt	1,552	1,523
Other Debt:
City of Sheboygan bonds	8,288	8,063
City of Sheboygan loan	4,020	3,995

	168,328	142,665
Less current portion of long-term debt	(1,928)	(27,794)

	$166,400	$114,871

      Senior Credit Facility — Upon closing the IPO, we entered into a $75,000 senior secured revolving credit facility with a syndicate of banks. The loan was secured by our Wisconsin Dells and Sandusky resorts. The senior credit facility was terminated in conjunction with the sale of a majority interest in our Wisconsin Dells and Sandusky properties in October 2005.
      Traverse City/ Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all mortgage loan covenants at December 31, 2005.
      Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (total rate of 9.125% as of December 31, 2005) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the mortgage loan covenants at December 31, 2005.
      Williamsburg Construction Loan — The Williamsburg construction loan was incurred to construct the Williamsburg resort property. In February 2005, after drawing an additional $10,242 on this loan, we retired the loan in full using cash on hand.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Pocono Mountains Construction Loan — The Pocono Mountains construction loan was incurred to construct the Pocono Mountains resort property. In March 2005, after drawing an additional $13,550 on this loan, we retired the loan in full using cash on hand and the proceeds of junior subordinated debentures we issued in March 2005.
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
      The Trust used the proceeds of the offering and our investment to purchase from us $51,550 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the trust preferred offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by the Trust. The Trust paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $48,400. We used the net proceeds to retire the Pocono Mountains construction loan.
      As a result of the issuance of FIN 46R and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.
      Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
      Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct The Great Wolf Lodge in Mason, Ohio. We had no borrowings under this loan at December 31, 2005. The loan has a first mortgage security on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from Great Wolf Resorts. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x or below and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points. The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with the individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at December 31, 2005.
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
      Future Maturities — Future principal requirements on long-term debt are as follows:

2006	$1,928
2007	2,082
2008	29,229
2009	1,651
2010	1,767
Thereafter	131,671

Total	$168,328

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      As of December 31, 2005, we estimate the total fair value of our long-term debt to be $11,747 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities.
      The carrying amounts for cash and cash equivalents, other current assets, equity escrows and accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

8.	INCOME TAXES
      Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended December 31, 2005
U.S. Federal	$55	$(6,566)	$(6,511)
State and local	140	(938)	(798)

	$195	$(7,504)	$(7,309)

Period from December 21, 2004 to December 31, 2004 U.S. Federal	$—	$(2,243)	$(2,243)
State and local	—	(320)	(320)

	$—	$(2,563)	$(2,563)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The differences between the statutory Federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	2005	2004

Federal statutory income tax benefit	(35.0)%	(35.0)%
State income taxes, net of Federal income taxes	(4.6)%	(5.0)%
Goodwill	15.9%	—
Other	0.7%	—

	(23.0)%	(40.0)%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004

Deferred tax assets (liabilities):
Property and equipment	$(39,931)	$(41,290)
Intangibles	3,879	—
Investment in affiliates	(1,320)	—
Loan fees	318	—
Salaries and wages	707	1,258
Prepaid expenses	(764)	(492)
Other	(171)	(70)
Net operating loss carryforwards	11,482	2,248

Net deferred tax liability	$(25,800)	$(38,346)

      Our 2004 net deferred tax liability consisted of a current deferred tax asset of $2,563 included in other current assets and a long-term deferred tax liability of $40,909 in the consolidated balance sheet.
      We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. In addition, we have $53,157 of goodwill that is deductible for tax purposes in future periods.
      As of December 31, 2005, we had net operating loss carryforwards of approximately $28,700 for both federal and state income tax purposes. These carryforwards begin expiring in 2019. We believe all of the net operating loss carryforwards will be realized; therefore we have not established any valuation allowance on the deferred tax asset as of December 31, 2005 and 2004.

9.	RELATED-PARTY TRANSACTIONS
      We have the following related-party transactions:

•	We and the Predecessor regularly used an aircraft owned by an entity owned by several of our stockholders. Payments of $43, $235, and $149 were made in the years ended December 31, 2005, 2004, and 2003, respectively, for the lease of the aircraft for company business. The entity that owns the aircraft also had one employee for whom Predecessor provided payroll and benefit services, the costs of which were reimbursed by the entity. This relationship ended in 2005.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

•	A member of our senior management owned a 25% interest in the entity that leases space at the Great Wolf Lodge in Wisconsin Dells and operates the spa located within that resort. That entity made payments of $38, $44, and $35 to the resort for the years ended December 31, 2005, 2004, and 2003, respectively. The member of our senior management no longer has an ownership in this entity at December 31, 2005.

•	We provide administrative services for a non-resort hotel entity and a multifamily housing entity owned by certain current and former members of our senior management. Amounts charged to these entities in 2005 were $645; no amounts were charged in 2004. This relationship ended in 2005.

•	We provide administrative services for a development project owned by certain current and former members of our senior management. Amounts charged to this entity in 2005 were $18; no amounts were charged in 2004.

10.	COMMITMENTS AND CONTINGENCIES
      Legal Matters — On November 21, 2005, a purchaser of our securities filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendants violated federal securities laws by making false or misleading statements regarding our internal controls and ability to provide financial guidance and forecasts in registration statements filed in connection with our December 2004 initial public offering and in press releases issued in 2005. The complaint was amended on December 8, 2005 to add underwriters and accountants as additional defendants. Additional complaints alleging substantially similar claims were filed by other purchasers of our securities in the Western District of Wisconsin on December 1, 2005 and January 6, 2006. On December 16, 2005, a purchaser of our securities filed a lawsuit against us, certain of our current and past officers and directors, and our underwriters and accountants in the Circuit Court for Dane County, Wisconsin, alleging that we made false and misleading statements in our IPO-related documents, and making other allegations. This last lawsuit was removed to Federal court and consolidated with the other lawsuits. All of these lawsuits purport to be filed on behalf of a class of shareholders who purchased our common stock between certain specified dates and seek unspecified compensatory damages, attorneys’ fees, costs, and other relief. While we believe these lawsuits are without merit and intend to defend them vigorously, since these legal proceedings are in the preliminary stages we are unable to predict the scope or outcome of these matters and quantify their eventual impact on our company. An unfavorable outcome in these cases could have a material adverse effect on our financial condition or results of operations.
      In addition, we are involved in other litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the company could be reached.
      Letters of Credit — In connection with the construction of the Blue Harbor Resort, we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2006. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheets at December 31, 2005 and 2004.
      In connection with the construction of our Mason, Ohio resort, we have supplied a $1,270 letter of credit as a guaranty to the City of Mason that we will make all necessary improvements to the roads and traffic signals around the property. The letter of credit will expire when the city formally approves completion of the

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
road improvements. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheet at December 31, 2005.
      Guarantees — Based on certain criteria, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” requires a guarantor to recognize, at the inception of a guarantee, a liability for that guarantee. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. In connection with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin, Blue Harbor Resort Sheboygan, LLC (BH Resort LLC) entered into agreements with the City of Sheboygan and The Redevelopment Authority of the City of Sheboygan, Wisconsin (collectively, the City) whereby the City funded certain costs of construction. The City funded $4,000 toward the construction of the Blue Harbor Resort and related public improvements and $8,200 toward construction of a convention center connected to the resort.
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
      As Blue Harbor Resort is a consolidated subsidiary, the debt related to the $4,000 and $8,200 fundings is included in the accompanying consolidated balance sheets and we have not recorded any liability related to the guarantees on those fundings.
      Commitments — We lease office space, storage space and office equipment under various operating leases. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2006	$440
2007	402
2008	406
2009	343
2010	—

Total	$1,591

      Rent expense for the years ended December 31, 2005, 2004, and 2003 was not significant.
      We also have commitments on contracts to build our resorts under construction. Commitments on these contracts total $49,464 for periods subsequent to December 31, 2005.

11.	RETIREMENT PLAN
      We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Contributions to the plan were $219, $193, and $166 for the years ended December 31, 2005, 2004, and 2003, respectively.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

12.	EQUITY
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
      Members’ Equity of Combined Entities — The Predecessor’s combined financial statements included certain entities that were under common management by GLC. Members’ equity of combined entities on the Statements of Equity represents the portion of owners’ equity of those combined entities not owned by GLC.
      Treasury Stock — The Predecessor accounted for repurchases of treasury shares under the cost method.
      Mandatorily Redeemable Ownership Interests — In accordance with the provisions of SFAS No. 150, the Predecessor identified the following items as meeting the criteria of a mandatorily redeemable financial instrument:

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
      The rights of GLC’s shareholders and Great Wolf Lodge of Kansas City’s Class B unitholders to require the Predecessor to redeem these equity instruments represented embedded derivative instruments. The Predecessor recorded these derivative instruments at their estimated fair values at each of the reporting dates in the Predecessor’s combined balance sheets. The fair values of the derivative instruments were included in mandatorily redeemable ownership interests. For each period presented, the Predecessor marked the underlying derivative to its estimated fair value. The change in the estimated fair value between periods was included in interest on mandatorily redeemable ownership interests in the combined statements of operations.
      The Predecessor adopted the provisions of SFAS No. 150 effective July 1, 2003. Prior to the adoption of SFAS No. 150, the Predecessor accounted for the Kansas City Class B units under the provisions of EITF Issue No. D-98. In accordance with that pronouncement, the Predecessor accounted for the Kansas City Class B units as a mandatorily redeemable security and classified the redemption amount outside of equity in the combined balance sheet. The security was initially recorded at its fair value at date of issue, using accepted valuation techniques, and the security was adjusted to its estimated redemption amount at each balance sheet date and recorded as mandatorily redeemable ownership interests. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, or FSP 150-3, indefinitely deferring the measurement provisions of SFAS 150 with respect to certain minority interests in consolidated ventures entered into prior to November 5, 2003. As a result, the Predecessor thereafter continued to account for the Kansas City security under the provisions of EITF Issue No. D-98.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Deferred Compensation — In 2004, we established a deferred compensation plan for certain of our executives. The plan allows for contributions by both the participants and us. Our employer matching contribution for the plan was $55 and $0 for the years ended December 31, 2005 and 2004, respectively.
      Pursuant to their employment arrangements, certain executives received bonuses upon completion of the IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. Accordingly, we recorded $1,557 of negative non-cash employee expense for the year ended December 31, 2005, and $691 of non-cash employee compensation expense in the period December 21, 2004 through December 31, 2004.
      In 2005 we issued 15,000 shares of common stock under our 2004 Incentive Stock Plan as deferred compensation to an employee. The shares vest over five-year period. The value of the shares was measured at the fair market value on the date of grant. Total stock-based compensation expense related to the non-vested equity shares was $3 for the year ended December 31, 2005.
      Earnings per Share — We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding, as the effect of those potentially dilutive items is anti-dilutive. We had 1,405,834 and 1,656,300 total options outstanding at December 31, 2005 and 2004, respectively.
      The trust that holds the assets to pay obligations under our deferred compensation plan has 129,412 shares of our common stock. In accordance with the provisions of EITF Issue No. 97-14, we treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations. Basic and diluted earnings per common share are as follows:

		Period
		December 21,
	Year Ended	2004 through
	December 31,	December 31,
	2005	2004

Net loss attributable to common shares	$(24,413)	$(3,842)
Weighted average common shares outstanding — basic and diluted	30,134,146	30,132,896
Net loss per share — basic and diluted	$(0.81)	$(0.13)

13.	STOCK BASED COMPENSATION
      The Great Wolf Resorts 2004 Incentive Stock Plan authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock to employees and directors. Each option entitles the holder to purchase one share of common stock at the specified option price. The options vest over a three-year period and expire after ten years. For all options granted to date, the exercise price was equal to the fair market value of the underlying stock on the date of grant.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Stock options and stock awards under the plan are summarized as follows:

	2005		2004

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock options:
Options outstanding at beginning of year	1,656,300	$17.00	—	—
Granted	118,000	$21.25	1,656,300	$17.00
Exercised	—	—	—	—
Canceled or expired	(368,466)	$17.42	—	—
Options outstanding at end of year	1,405,834	$17.25	1,656,300	$17.00
Options exercisable at end of year	442,351	$17.00	—
Non-vested equity shares of common stock:
Awarded and restricted at beginning of year	—	—	—	—
Awarded during the year	15,000	—	—	—
Vested	—	—	—	—
Canceled	—	—	—	—
Awarded and restricted at end of year	15,000	—	—	—
Options, stock appreciation rights or shares of our common stock available for grant at end of year	1,959,686		1,744,020
      At December 31, 2005, the range of exercise prices on outstanding and exercisable stock options is as follows:

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/05	Life	Price	at 12/31/05	Price

$10.47 — $12.40	2,500	9.69	$10.86	—	$—
$17.00 — $17.00	1,325,334	8.97	$17.00	442,351	$17.00
$21.00 — $24.51	78,000	9.35	$21.65	—	$—

	1,405,834			442,351

14.	DISCONTINUED OPERATIONS
      As of January 1, 2003, the Predecessor had five hotels classified as held for sale. Three of these hotels were sold in 2003, resulting in a gain of $10,967, and the remaining two hotels were sold in the period from January 1, 2004 through December 20, 2004, resulting in a gain of $4,779. Operating results and the gain on disposition for the hotels classified as held for sale are included in income from discontinued operations in the combined statements of operations for the period January 1, 2004 through December 20, 2004 and the year ended December 31, 2003.
      On December 20, 2004, in connection with the Formation Transactions, the Predecessor spun-off its non-resort interests to the existing shareholders of GLC. As a result, we have included the operations of the spun-off entities in discontinued operations for all Predecessor periods presented.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Operating activity of the discontinued operations consisted of the following:

	Period
	January 1,
	2004 through	Year Ended
	December 20,	December 31,
	2004	2003

Revenues	$4,859	$10,896
Expenses	(5,529)	(10,498)
Gain on sale	5,327	10,967
Minority interests	(2,729)	(10,247)

Income from discontinued operations	$1,928	$1,118

      Interest on mortgage debt related to properties sold or spun off has been included in the operating results above.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following tables sets forth certain items included in our and the Predecessor’s consolidated and combined financial statements for each quarter of the years ended December 31, 2005, 2004 and 2003.

					Great Wolf
	Predecessor				Resorts

				Period	Period
				October 1,	December 21,
				2004	2004
				through	through
	First	Second	Third	December 20,	December 31,
2004:	Quarter	Quarter	Quarter	2004	2004

Total Revenues	$14,752	$15,344	$22,158	$13,004	$4,629
Operating income (loss)	(84)	(1,754)	(1,038)	(5,362)	(6,191)
Net income (loss)	(1,918)	(2,812)	(231)	(7,981)	(3,842)
Basic and diluted earnings per share					$(0.13)

	Great Wolf Resorts

	First	Second	Third	Fourth
2005:	Quarter	Quarter	Quarter	Quarter

Total Revenues	$26,996	$26,032	$59,012	$27,375
Operating income (loss)	(3,116)	(2,891)	13,084	(33,418)
Net income (loss)	(2,338)	(2,702)	7,011	(26,384)
Basic earnings per share	$(0.08)	$(0.09)	$0.23	$(0.88)
Diluted earnings per share	$(0.08)	$(0.09)	$0.23	$(0.88)

16.	SUBSEQUENT EVENTS
      On March 2, 2006, our joint venture with CNL entered into a loan agreement and borrowed $63,000. The loan is secured by the joint venture’s interests in its owned Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio. Pursuant to the joint venture agreement, we received 30% of the net loan proceeds, or approximately $18,600. We intend to use our portion of the loan proceeds to fund a portion of our current and future development projects.

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
      We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of 2005. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2005, due to certain material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate and effective internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Internal control over financial reporting cannot provide absolute assurance for the prevention or detection of misstatements within our financial reporting because of its inherent limitations. Internal control over financial reporting is a process that involves human judgment and requires diligence and compliance to prevent errors. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis. However, these inherent limitations are known features of the financial reporting process and it is possible to design safeguards to reduce, though not eliminate, this risk. Our management has used the framework set forth in the report entitled “Internal Control — Integrated Frame-

work” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.

Material Weakness Detected During the Fourth Quarter of 2005
      The company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. One material weakness, as defined in standards by the Public Company Accounting Oversight Board (United States), was identified in connection with the preparation of our financial reports for the quarter ended December 31, 2005. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified is described further below.
      During the preliminary preparation of the provision for income taxes as part of our preparation of our consolidated financial statements for the fourth quarter ended December 31, 2005, we did not record the benefit of temporary differences related to future tax deductible amounts for tax-basis goodwill. As a result, we did not reflect the benefit of such temporary differences in the tax expense amounts announced in our press release issued on February 22, 2006 to report our financial results for the fourth quarter and year ended December 31, 2005. Prior to the filing of this Annual Report on Form 10-K, however, we determined that, as a result of the sale transaction of two of our operating properties to a joint venture during the fourth quarter, the temporary differences described above should properly be recorded as a benefit in the fourth quarter of 2005. Accordingly, we have recorded the benefit in our consolidated financial statements included in this Annual Report on Form 10-K, and the recorded income tax expense and net income in those consolidated financial statements differs from the amounts we previously reported in our press release issued on February 22, 2006.
      Also, during the fourth quarter of 2005, we finalized our purchase accounting related deferred taxes resulting from the purchases of the resort entities acquired in the December 2004 Formation Transactions. During that process, we determined that we had initially incorrectly calculated our tax basis in these resort entities. As a result, we had incorrectly calculated the deferred tax balances attributable to book-tax basis differences in certain tangible and intangible assets. The correction of such deferred tax balances resulted in adjustments to goodwill, intangible assets, investment in affiliates and income tax expense. Those adjustments have been recorded and are reflected in our consolidated financial statements included in this Annual Report on Form 10-K. As a result, the recorded income tax expense and net income in those consolidated financial statements differs from the amounts we previously reported in our press release issued on February 22, 2006.
      Our management believes that the circumstances giving rise to the difference in reported income tax expense described above occurred because of a variety of factors, including the complexity of the interpretation of accounting standards and the accumulation of data related to the application of income tax accounting for purchase accounting and subsequent related transactions. In this regard, we concluded there was a material weakness in our internal control over financial reporting as of December 31, 2005 related to the collection of sufficient and reliable data necessary to determine the deferred tax accounts and income tax provision in circumstances where we have entered into significant non-routine business transactions. In addition, our management concluded that the material weakness detected during the third quarter of 2005, as described below, had not been fully remediated as of December 31, 2005.

Material Weakness Detected During the Third Quarter of 2005
      On November 10, 2005, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2005 due to an evaluation of the application of purchase accounting for certain transactions entered into in December 2004. We subsequently filed our third quarter Form 10-Q, which included the restatement of our condensed consolidated financial statements for the year ended December 31, 2004. We also subsequently filed our Annual Report on Form 10-K/ A for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q/ A for the quarters ended March 31, 2005 and June 30, 2005 that reflected the restatement of our financial statements, the notes thereto and related disclosures.

      Our management believes that the errors giving rise to the restatement occurred because of a variety of factors, including the complexity of the interpretation of accounting standards related to the application of purchase accounting to our Formation Transactions. In this regard, we concluded there was a material weakness in our internal control over financial reporting as of September 30, 2005 related to the implementation of complex accounting standards, including the application of purchase accounting to our Formation Transactions.

Conclusion
      Because of the material weaknesses detected as described above, our management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting.
      Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, which is included herein.
Changes in Internal Control Over Financial Reporting
      During the fourth quarter ended December 31, 2005, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the determination of the material weakness described above. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Also, we have an investment in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to this entity are substantially more limited than those we maintain with respect to our consolidated subsidiaries.
Remediation Measures for Material Weaknesses
      Our planned remediation measures in connection with the material weaknesses described above, and our assessment of steps we have implemented, are as follows:

1. We will require continuing education over the next 12 months for our accounting and finance staff who are responsible for financial reporting to ensure compliance with current and emerging financial reporting and compliance practices. Our continuing education policy established beginning in 2006 requires that each employee responsible for financial reporting obtain at least 40 hours of continuing professional education each year.

2. We will utilize additional outside consultants, other than our Independent Registered Public Accounting Firm, to assist us in our evaluations of (a) complex accounting transactions and related reporting, specifically in the area of purchase accounting, and (b) the application of appropriate accounting principles in determining the deferred tax accounts and income tax provision in circumstances where we have entered into significant non-routine business transactions, in cases where we believe such additional expertise is appropriate. In the future, on a case-by-case basis management, using input from the Audit Committee, will utilize outside consultants to assist us in our evaluations of these items.

3. We will continue to assess staff expertise in our accounting and finance areas and take any steps necessary to staff our accounting and finance departments appropriately. Our current review of this area has indicated that no staff changes are necessary at this time. We will continue to monitor on an ongoing basis the need to add staff.

4. We will reconcile all current and deferred tax asset and liability accounts at least quarterly and reconcile the associated temporary differences to underlying support at least annually. We will consider the tax implications that may have resulted from significant non-routine business transactions and consult with outside consultants if we believe such expertise is appropriate. We will discuss all significant adjustments in the tax accounts with our Audit Committee at least quarterly in advance of our public filings of interim or annual financial statements.

5. We and our Audit Committee, as necessary, will consider additional items, or will alter the planned steps above, in order to remediate further the material weaknesses described above.

We believe that these actions will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will address the material weaknesses that were identified in our assessment as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Great Wolf Resorts, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified by management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of the internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The company’s controls to ensure that management and financial reporting personnel implement complex accounting standards relating to purchase accounting did not operate effectively. In addition, management’s controls over the accumulation of sufficient, reliable data necessary to determine the deferred tax accounts and income tax provision in circumstances involving significant non-routine business transactions did not operate effectively. As a result, the Company incorrectly determined its deferred tax balances and related book-tax basis differences in certain tangible and intangible assets. The correction of such deferred tax balances resulted in adjustments to amounts reported in the company’s

February 22, 2006 press release to report the company’s financial results for the fourth quarter and year ended December 31, 2005. Prior to filing this Annual Report on Form 10-K, the Company corrected the errors.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and this report does not affect our report on such financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We do not express an opinion or any other form of assurance on management’s statement regarding the process taken by management to address the material weaknesses.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 15, 2006

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      This information is hereby incorporated by reference from the Proxy Statement (under the headings “The Election of Directors,” “The Executive Officers,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Compliance”).

ITEM 11.	EXECUTIVE COMPENSATION
      This information is hereby incorporated by reference from the Proxy Statement (under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHILDER MATTERS
      This information is hereby incorporated by reference from the Proxy Statement (under the headings “Ownership Of Our Common Stock” and “Equity Compensation Plan Information”).

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
      (a)(3) Exhibits
      See Index to Exhibits.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 16, 2006

GREAT WOLF RESORTS, INC.

/s/ JOHN EMERY

John Emery
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN EMERY John Emery	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006

/s/ JAMES A. CALDER James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ BRUCE D. NEVIASER Bruce D. Neviaser	Chairman of the Board	March 16, 2006

/s/ ELAN BLUTINGER Elan Blutinger	Director	March 16, 2006

Randy Churchey	Director	March 16, 2006

/s/ MICHAEL M. KNETTER Michael M. Knetter	Director	March 16, 2006

Alissa N. Nolan	Director	March 16, 2006

/s/ HOWARD SILVER Howard Silver	Director	March 16, 2006

INDEX TO EXHIBITS
      The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1		Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
2.2		Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.1		Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.2		Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
4.1		Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)
4.2		Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
4.3		Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)
10.1		License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10.2		Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.3		First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.4		Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)
10	.5+	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.6		Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.7		Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.8		Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10	.9+	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

Exhibit
Number		Description

10	.10+	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)
10	.11+	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.12		Form of Transition Services Agreement between Great Wolf Resorts, Inc. and Great Lakes Hospitality Partners, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.13		Transition Services Agreement, between Great Wolf Resorts, Inc. and Great Lakes Housing Partners, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.14		Form of Registration Rights Agreement, between Great Wolf Resorts, Inc. and the persons named therein (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.15		Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.16		Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
10.17		Venture formation and Contribution Agreement dated October 3, 2005, among Great Wolf Resorts, Inc., Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC, and CNL Income Partners, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed October 7, 2005)
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.