Form 10-Q
period 2006-03-31
Great Wolf Resorts, Inc.
filed 2006-05-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,322,308 as of May 5, 2006.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of March 31, 2006, and December 31, 2005	3
Condensed Consolidated Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the three months ended March 31, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows for Great Wolf Resorts, Inc. and Subsidiaries for the three months ended March 31, 2006 and March 31, 2005	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	32
Certification of Chief Executive Officer
Certification of Chief Financial Officer
1350 Certification of Chief Executive Officer
1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$56,793	$54,782
Accounts receivable, net of allowance for doubtful accounts of $125 and $95	2,023	2,506
Accounts receivable – affiliates	3,692	12,825
Inventory	2,220	2,254
Other current assets	5,773	1,996

Total current assets	70,501	74,363
Property and equipment, net	401,891	385,391
Investment in affiliates	25,592	43,207
Other assets	13,736	11,741
Other intangible assets	23,829	23,829
Goodwill	66,995	66,995

Total assets	$602,544	$605,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,897	$1,928
Accounts payable	10,721	18,183
Accrued expenses	10,440	9,311
Accrued expenses – affiliates	2,271	3,576
Advance deposits	8,301	5,680
Gift certificates payable	1,782	2,126
Other current liabilities	117	126

Total current liabilities	35,529	40,930
Mortgage debt	157,182	154,092
Other long-term debt	12,319	12,308
Other long-term liabilities	391	391
Deferred tax liability	25,194	25,800
Deferred compensation liability	1,764	1,501

Total liabilities	232,379	235,022
Minority Interest	6,569	6,593
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,277,308 shares issued and outstanding, at March 31, 2006 and December 31, 2005	303	303
Additional paid in capital	394,693	394,212
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(29,200)	(28,255)
Shares of common stock held in deferred compensation plan	(2,200)	(2,349)

Total stockholders’ equity	363,596	363,911

Total liabilities and stockholders’ equity	$602,544	$605,526

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2006	2005
	(Unaudited, dollars in thousands, except per
	share data)
Revenues:
Rooms	$22,687	$18,076
Food and beverage	5,771	4,695
Other hotel operations	5,521	4,225
Management and other fees	148	—
Management and other fees — related parties	727	—

	34,854	26,996
Other revenue from managed properties	2,982	—

Total revenues	37,836	26,996

Operating expenses by department:
Rooms	2,997	2,638
Food and beverage	4,871	3,763
Other	4,327	3,268
Other operating expenses:
Selling, general and administrative	11,650	7,238
Property operating costs	4,877	6,057
Depreciation and amortization	6,098	7,148
Loss on sale of assets	578	—

	35,398	30,112
Other expenses from managed properties	2,982	—

Total operating expenses	38,380	30,112

Net operating loss	(544)	(3,116)
Interest income	(683)	(292)
Interest expense	1,862	1,056

Loss before income taxes, minority interests, and equity in earnings unconsolidated affiliates	(1,723)	(3,880)
Income tax benefit	(675)	(1,542)
Minority interests, net of tax	(14)	—
Equity in earnings of unconsolidated affiliates, net of tax	(89)	—

Net loss	$(945)	$(2,338)

Net loss per share-basic	$(0.03)	$(0.08)

Net loss per share-diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding:
Basic	30,147,896	30,132,896

Diluted	30,147,896	30,132,896

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2006	2005
	(Unaudited, dollars in thousands)
Operating activities:
Net loss	$(945)	$(2,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,098	7,148
Non-cash employee compensation expense	796	338
Loss on sale of assets	578	—
Equity in unconsolidated affiliates	(148)	—
Minority interests	(24)	—
Deferred tax benefit	(606)	(1,542)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,913	(10,870)
Accounts payable, accrued expenses and other liabilities	(2,790)	(2,023)

Net cash provided by (used in) operating activities	5,872	(9,287)

Investing activities:
Capital expenditures for property and equipment	(25,574)	(30,229)
Cash distributions from unconsolidated affiliates	18,816	—
Investment in affiliates	(357)	—
Proceeds from sale of assets	1,540
Increase in restricted cash	(977)	(96)
(Increase) decrease in escrows	(379)	248

Net cash used in investing activities	(6,931)	(30,077)

Financing activities:
Principal payments on long-term debt	(510)	(48,715)
Proceeds from issuance of long-term debt	3,580	75,483
Payment of loan costs	—	(1,572)

Net cash provided by financing activities	3,070	25,196

Net increase (decrease) in cash and cash equivalents	2,011	(14,168)
Cash and cash equivalents, beginning of period	54,782	79,409

Cash and cash equivalents, end of period	$56,793	$65,241

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$1,681	$552
Cash paid for income taxes	$192	$1,058
Non-cash items:
Construction in process accruals	$5,846	$14,090
See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. ORGANIZATION
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
Business Summary
     We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resort brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of March 31, 2006, we operate six Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area(1)
					(Approx. sq.ft)
Existing Resorts:
Wisconsin Dells, WI	30%	1997	309	77	102,000
Sandusky, OH	30%	2001	271	—	41,000
Traverse City, MI	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	183	64	54,000
Williamsburg, VA	100%	2005	301 (2)	—	66,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Resorts Announced or Under Construction:
Niagara Falls, ONT (3)	—	April 2006	406	—	94,000
Mason, OH (4)	84%	Fall 2006	401	—	92,000
Grand Mound, WA(5)	49%	Late 2007	317	—	65,000
Grapevine, TX(6)	100%	Late 2007	400	—	80,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion is expected to start in Spring 2006 with expected completion in Spring 2007.

(3)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We assisted Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley’s and also provide central reservation services. This resort opened on April 14, 2006.

(4)	We have entered into a joint venture agreement with Paramount Parks, Inc., a unit of CBS Corporation, to build this resort and attached conference center. We will operate the resort under our Great Wolf Lodge brand and have a majority of the equity position in the project. Paramount has a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion of the resort in Fall 2006 and the conference center in early 2007.

(5)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Summer 2006 with expected completion in late 2007.

(6)	We have announced plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort is expected to begin in Spring 2006 with expected completion in late 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
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

     Minority Interest — We record the non-owned equity interests of our consolidated subsidiaries as minority interests on our consolidated balance sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interests” in our Condensed Consolidated Statements of Operations.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     Segments—We are organized into a single operating division. Within that operating division, we have three reportable segments in 2006: resort ownership/operation, resort third-party management and condominium sales. The resort ownership/operation segment derives its revenues from the ownership/operation of our consolidated owned resorts; the resort third-party management segment derives its revenue from management, license and other related fees from unconsolidated managed resorts; and the condominium sales segment derives its revenues from sales of condominium units to third-part owners. We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates.
The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Quarter ended March 31, 2006
Revenues	$33,979	$3,857	$—	$—	$37,836

EBITDA, excluding certain items	8,103	875	—	(3,424)	$5,554
Depreciation and amortization	(5,995)	—	—	(103)	(6,098)
Interest expense, net	—	—	—	—	(1,179)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(1,723)

Additions to long-lived assets	25,574	—	—	—	$25,574

Total assets	485,589	—	—	116,955	$602,544

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Quarter ended March 31, 2005
Revenues	$26,996	$—	$—	$—	$26,996

EBITDA, excluding certain items	5,280	—	—	(1,248)	$4,032
Depreciation and amortization	(6,961)	—	—	(187)	(7,148)
Interest expense, net	—	—	—	—	(764)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(3,880)

Additions to long-lived assets	30,229	—	—	—	$30,229

Total assets	536,801	—	—	114,738	$651,539

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash and our investment in affiliates. Goodwill is included in our resort ownership/operation segment, and intangible assets are included in Other.
     Recent Accounting Pronouncements —In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on our results of operations or financial condition.
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
4. SHARE-BASED COMPENSATION
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Other than for the expense related to our deferred compensation shares and our non-vested shares, no share-based employee compensation cost has been reflected in net income prior to January 1, 2006.
     We recognized $796 and $338, net of estimated forfeitures, in share-based compensation expense for the three months ended March 31, 2006 and March 31, 2005, respectively. The total income tax benefit recognized related to share-based compensation was $318 and $135 for the three months ended March 31, 2006 and 2005, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of March 31, 2006, total unrecognized compensation cost related to share-based compensation awards was $4,369, which we expect to recognize over a weighted average period of approximately 1.7 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock to employees and directors. At March 31, 2006, there were 1,993,759 shares available for future grants under the Plan.
     We anticipate having to issue new shares of our common stock for stock option exercises.
Stock Options
     We have granted non-qualified stock options to purchase our common stock under the Plan at prices equal to the fair market value of the common stock on the grant dates. The exercise price for certain options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years from the grant date and vest ratably over three years.
     We recorded stock option expense of $482 for the three months ended March 31, 2006. The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 was $4.94. There were no stock options granted during the three months ended March 31, 2006. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

Three
Months
Ended
March 31,
2005
Dividend yield	—
Weighted average, risk free interest rate	3.65%
Weighted average, expected life of option	6.0 years
Expected stock price volatility	40.00%
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the U.S. Treasury note rate at the beginning of the period. The weighted average expected life of our options is based on the simplified calculation allowed under SFAS 123(R). Due to our formation in December 2004, our expected stock price volatility is estimated using daily returns data for the five-year period ending on the grant date for a group of peer companies.
A summary of stock option activity during the three months ended March 31, 2006 is:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	1,405,834	$17.25
Granted	—
Exercised	—
Forefited	(143,166)	$17.08
Outstanding at end of period	1,262,668	$17.27	8.75
Exercisable at end of period	443,852	$17.03	8.75
At March 31, 2006, all of our option grant prices were below our stock price. Therefore, we believe there was no intrinsic value for our outstanding or exercisable shares at March 31, 2006.
Market Condition Share Awards
     Certain officers and key employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof. During the quarter ended March 31, 2006, 81,820 market condition share awards were granted. Grantees of market condition shares will be eligible to receive shares of our common stock based on our common stock’s performance in calendar year 2006 relative to a small cap stock index, as designated by the Compensation Committee of the Board of Directors. No market condition share awards were outstanding as of March 31, 2005 or January 1, 2006.
We recorded share based expense of $85 for the three months ended March 31, 2006. The per share fair value of market condition shares granted during the quarter ended March 31, 2006 was $5.76 and was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.12%
Expected stock price volatility (peer group of companies)	31.00%
Expected stock price volatility (small-cap stock index)	17.50%
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data for the three-year period ending on the grant date for peer group companies. The expected stock price volatility for the small cap stock index was estimated using three-year return averages.
Performance Share Awards
     Certain officers and key employees are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. During the quarter ended March 31, 2006, 27,273 performance share awards were granted. Grantees of performance shares will be eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria in 2006. We recorded share based expense of $55 for the three months ended March 31, 2006. The per share fair value of performance shares granted during the quarter ended March 31, 2006 was $11.03, which represents the fair value of our common stock on the grant date. No performance share awards were outstanding as of March 31, 2005 or January 1, 2006.
Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of the initial public offering of our common stock in 2004 (the IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based expense of $166 and $338 for the three months ended March 31, 2006 and 2005, respectively.
Non-vested Shares
     We have granted non-vested shares to certain employees. Shares vest over five years. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the three months ended March 31, 2006 is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Non-vested shares balance at beginning of period	15,000	$10.09
Granted	—
Vested	—
Non-vested shares balance at end of period	15,000	$10.09	$23

     We recorded share based expense of $8 for the three months ended March 31, 2006. There were no non-vested shares outstanding at March 31, 2005.
Prior Year Pro Forma Expense
     The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

Three Months Ended
March 31, 2005
Net loss, as reported	$(2,338)
Compensation expense, SFAS 123 fair value method	(328)

Pro forma net loss	$(2,666)

Pro forma net loss per share — basic	$(0.09)
Pro forma net loss per share — diluted	$(0.09)
5. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,	December 31,
	2006	2005
Land and improvements	$38,874	$38,735
Building and improvements	150,735	150,184
Furniture, fixtures and equipment	169,029	167,691
Construction in process	67,264	46,448

	425,902	403,058
Less accumulated depreciation	(24,011)	(17,667)

Property and equipment, net	$401,891	$385,391

Depreciation expense was $6,344, and $4,848 for the three months ended March 31, 2006 and 2005, respectively.
6. LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$73,674	$73,979
Sheboygan mortgage loan	28,801	28,939
Junior subordinated debentures	51,550	51,550
Mason construction loan	3,531	—
Other mortgage debt	1,523	1,552
Other Debt:
City of Sheboygan bonds	8,337	8,288
City of Sheboygan loan	3,982	4,020

	171,398	168,328
Less current portion of long-term debt	(1,897)	(1,928)

	$169,501	$166,400

     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2006.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (9.632% as of March 31, 2006) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the prepayment of the loan principal. We were in compliance with the mortgage loan covenants at March 31, 2006.
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
     As a result of the issuance of a revision to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct The Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.48% as of March 31, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with the individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at March 31, 2006.

     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for the BANs. The notes bear interest at an annual rate of 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of bond anticipation notes or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
     City of Sheboygan Loan — The City of Sheboygan loan amount represents a loan made by the City in 2005 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest bearing and matures in 2018. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.
     Future Maturities — Future principal requirements on long-term debt and other long-term liabilities are as follows:

Through
March 31,
2007	$1,897
2008	29,697
2009	1,559
2010	5,206
2011	1,799
Thereafter	131,240

Total	$171,398

7. EARNINGS PER SHARE
     We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding using the treasury stock method. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding as the effect of those potentially dilutive items is anti-dilutive.
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

	Three months ended
		March 31,
	2006	2005
Net loss attributable to common shares	$(945)		$(2,338)
Weighted average common shares outstanding — basic	30,147,896		30,132,896
Weighted average common shares outstanding — diluted	30,147,896		30,132,896
Net loss per share — basic	$(0.03)		$(0.08)
Net loss per share — diluted	$(0.03)		$(0.08)

     Options to purchase 1,262,668 and 1,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2006, and 2005, respectively, because the exercise prices for the options were greater than the average market price of the common shares during that period. There were 109,093 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2006, because the market and/or performance criteria related to these shares had not been met at March 31, 2006.
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
Overview
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in the United States of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resorts brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop and meeting space. We also generate revenues from licensing arrangements, management fees and construction fees with respect to properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of March 31, 2006, we operate six Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area(1)
					(Approx. sq.ft)
Existing Resorts:
Wisconsin Dells, WI	30%	1997	309	77	102,000
Sandusky, OH	30%	2001	271	—	41,000
Traverse City, MI	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	183	64	54,000

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area(1)
					(Approx. sq.ft)
Williamsburg, VA	100%	2005	301 (2)	—	66,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Resorts Announced or Under Construction:
Niagara Falls, ONT (3)	—	April 2006	406	—	94,000
Mason, OH (4)	84%	Fall 2006	401	—	92,000
Grand Mound, WA(5)	49%	Late 2007	317	—	65,000
Grapevine, TX(6)	100%	Late 2007	400	—	80,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion is expected to start in Spring 2006 with expected completion in Spring 2007.

(3)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We assisted Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley’s and also provide central reservation services. This resort opened on April 14, 2006.

(4)	We have entered into a joint venture agreement with Paramount Parks, Inc., a unit of CBS Corporation, to build this resort and attached convention center. We will operate the resort under our Great Wolf Lodge brand and will maintain a majority of the equity position in the project. Paramount will have a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion of the resort in Fall 2006 and the conference center in Early 2007.

(5)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Summer 2006 with expected completion in late 2007.

(6)	We have announced plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort is expected to begin in Spring 2006 with expected completion in late 2007.
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

     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent USRC survey identified a total of 21 indoor waterpark destination resorts in the United States, as defined by USRC. An additional 12 such resorts are expected to open in 2006.
     We believe recent vacation trends favor drive-to family entertainment resorts featuring indoor waterparks, as the number of families choosing to take shorter, more frequent vacations that they can drive to have increased in recent years.
     Outlook. We believe that only Great Wolf Resorts has established a regional portfolio of family entertainment resorts featuring indoor waterparks and no other operator or developer has such a portfolio. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. Several of our resorts compete directly with other similar family entertainment resorts.
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
     During the first quarter of 2006, we experienced operating results of key consolidated operating metrics within the ranges we had projected for the period. For the remainder of 2006, we do expect, however, that our Traverse City and Sandusky resorts will continue to be affected by adverse general economic circumstances in the Michigan/Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past year. The Michigan/Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past year and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a slower-than-expected occupancy ramp-up at our Sheboygan, Wisconsin property since its opening in June 2004. We believe this occupancy weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the occupancy ramp-up of the resort.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the three months ended March 31, 2006. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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

     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2006, approximately 33% of our total resort revenues consisted of non-rooms revenue.
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
     We also use EBITDA as a measure of the operating performance of each of our resorts. EBITDA is a supplemental financial measure, and is not defined by accounting principles generally accepted in the United States of America, or GAAP. See “Non-GAAP Financial Measures” below for further discussion of our use of EBITDA and a reconciliation to net income.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on our results of operations or financial condition.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended
	March 31,
	2006	2005
Net loss	$(945)	$(2,338)
Adjustments:
Interest expense, net	1,179	764
Income tax benefit	(606)	(1,542)
Depreciation and amortization	6,098	7,148

EBITDA	$5,726	$4,032

Results of Operations
  General
     Our results of operations for the three months ended March 31, 2006 and 2005 are not directly comparable due to the opening of our Great Wolf Lodge in Williamsburg, Virginia, in March of 2005; the opening of our Great Wolf Lodge in the Pocono Mountains, in October 2005; and the sale of 70% interests in each of our Wisconsin Dells and Sandusky resorts in October 2005 to a third party.
     Our financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, and Pocono Mountains operating resorts (we sold 70% interests in each of our Wisconsin Dells and Sandusky resorts in October 2005);

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management and license agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties (except for the Niagara Falls resort), which are recorded as an expense in accordance with EITF 01-14.
     Three months ended March 31, 2006 compared with the three months ended March 31, 2005
The following table shows key operating statistics for our resorts for the three months ended March 31, 2006 and 2005:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	March 31, 2006	March 31, 2006	March 31, 2005	$	%
Occupancy	66.8%	65.1%	70.2%	N/A	(7.3)%
ADR	$238.04	$202.76	$209.95	$(7.19)	(3.4)%
RevPAR	$158.92	$132.01	$147.34	$(15.33)	(10.4)%
Total RevPOR	$360.95	$311.02	$313.35	$(2.33)	(0.7)%
Total RevPAR	$240.98	$202.49	$219.91	$(17.42)	(7.9)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2006 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, and Sheboygan resorts).
     In 2005 we opened two resorts: our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005. Also in October 2005 we sold 70% equity interests in our Wisconsin Dells and Sandusky resorts to a third party. Following the sale of the 70% interests in these two resorts, we no longer consolidated those resorts’ operations in our operating results, but instead account for them under the equity method, through equity in unconsolidated affiliates. As a result total revenue, rooms revenue and other revenue for the three month periods ended March 31, 2006 and the three months ended March 31, 2005 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,
			Increase
	2006	2005	(Decrease)
Revenues	$37,836	$26,996	$10,840
Operating expenses:
Departmental operating expenses	12,195	9,669	2,526
Selling, general and administrative	11,650	7,238	4,412
Property operating costs	4,877	6,057	(1,180)
Depreciation and amortization	6,098	7,148	(1,050)
Loss on sale of real estate	578	—	578
Net operating loss	(544)	(3,116)	2,572
Net interest expense	1,179	764	415
Income tax benefit	(675)	(1,542)	867
Net loss	(945)	(2,338)	1,393
     Revenues. Total revenues increased primarily due to revenues related to the Williamsburg and Pocono Mountains resorts, which opened in March 2005 and October 2005, respectively; and management and other fees and other revenues from managed properties related to our joint venture with CNL Income Properties, Inc (CNL). These revenue increases were partially offset by the reduction in resort revenue due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.
•	Total revenues for the Williamsburg and Pocono Mountains resorts were $19,815 for the three months ended March 31, 2006 as compared to $745 for the three months ended March 31, 2005.

•	Total management and other fees related to the CNL joint venture were $727 for the three months ended March 31, 2006.

•	Other revenue from managed properties was $2,982 for the three months ended March 31, 2006. There was no similar revenue for the three months ended March 31, 2005.

•	Total revenues for the Wisconsin Dells and Sandusky resorts were $10,728 for the three months ended March 31, 2005.
     Operating expenses. Total operating expenses increased primarily due to expenses related to the Williamsburg and Pocono Mountains resorts, which opened in March 2005 and October 2005, respectively; and other expense from managed properties related to the CNL joint venture. These expense increases were partially offset by the reduction in resort expenses due to the sale of our Wisconsin Dells and Sandusky resorts in October 2005.
•	Total departmental operating expenses for the Williamsburg and Pocono Mountains resorts were $7,100 for the three months ended March 31, 2006 as compared to $424 for the three months ended March 31, 2005. Total departmental expenses for the Wisconsin Dells and Sandusky resorts were $3,760 for the three months ended March 31, 2005.

•	Total selling, general and administrative expenses for the Williamsburg and Pocono Mountains resorts were $4,261 for the three months ended March 31, 2006 as compared to $153 for the three months ended March 31, 2005. Total selling, general and administrative expenses for the Wisconsin Dells and Sandusky resorts were $2,185 for the three months ended March 31, 2005. Our corporate selling, general and administrative expenses included share based compensation expense of $796 for the three months ended March 31, 2006 as compared to $338 for the three months ended March 31, 2005, along with an additional $860 in professional fees and travel expenses recorded in the three months ended March 31, 2006 in excess of the amount recorded in the three months ended March 31, 2005.

•	Total property operating costs (exclusive of opening costs) for the Williamsburg and Pocono Mountains resorts were $1,876 for the three months ended March 31, 2006. Total property operating costs for the resorts in Wisconsin Dells and Sandusky were $1,345 for the three months ended March 31, 2005. Opening costs related to our Pocono Mountains and Mason resorts and the resort in Niagara Falls were $726 for the three months ended March 31, 2006, as compared to $2,600 for the three months ended March 31, 2005 related to our resort in Williamsburg.

•	Total depreciation and amortization for the Williamsburg and Pocono Mountains resorts was $3,165 for the three months ended March 31, 2006. Total depreciation and amortization for the Wisconsin Dells and Sandusky resorts was $1,708 for the three months ended March 31, 2005. During the three months ended March 31, 2005 we also had amortization expense of $2,116 related to loan fee write offs.

•	Loss on sale of real estate of $578 relates to finalization of the accounting for the sale of 70% of our equity interests in the Wisconsin Dells and Sandusky resorts in October 2005. No similar loss was recognized during the three months ended March 31, 2005.
     Net operating loss. Net operating loss for the three months ended March 31, 2006 decreased $2,572 to $(544) from $(3,116) for the three months ended March 31, 2005.
     Net loss. Net loss decreased due to the following:
•	A decrease in operating loss from $(3,116) for the three months ended March 31, 2005 to $(544) for the three months ended March 31, 2006.
     This decrease was partially offset by:
•	A reduction of $867 in income tax benefit recorded in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

•	An increase in net interest expense of $415 mainly due to less interest being capitalized to construction in process during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
Segments
     We are organized into a single operating division. Within that operating division, we have three reportable segments in 2006: resort ownership/operation, resorts third-party management and condominium sales. The resort ownership/operation segment derives its revenues from the ownership/operation of our consolidated owned resorts; the resort third-party management segment derives its revenue from management, license and other related fees from unconsolidated managed resorts; and the condominium sales segment derives its revenues from sales of condominium units to third-part owners. We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates.

	Three months ended March 31,
			Increase
	2006	2005	(Decrease)
Resort Ownership/Operation
Revenues	$33,979	$26,996	$6,983
EBITDA, excluding certain items	8,103	5,280	2,823

Resort Third-Party Mgmt
Revenues	3,857	—	3,857
EBITDA, excluding certain items	875	—	875

Other
Revenues	—	—	—
EBITDA, excluding certain items	(3,424)	(1,248)	(2,176)
     The condominium sales segment had no activity in the three months ended March 31, 2006 and 2005. The other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $171,398 and $168,328 as of March 31, 2006 and December 31, 2005, respectively as summarized as follows:

	March 31,	December 31,
	2006	2005
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$73,674	$73,979
Sheboygan mortgage loan	28,801	28,939
Junior subordinated debentures	51,550	51,550
Mason construction loan	3,531	—
Other mortgage debt	1,523	1,552
Other Debt:
City of Sheboygan bonds	8,337	8,288
City of Sheboygan loan	3,982	4,020

	171,398	168,328
Less current portion of long-term debt	(1,897)	(1,928)

Total long-term debt	$169,501	$166,400

     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2006.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (9.632% as of March 31, 2006) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the prepayment of the loan principal. We were in compliance with the mortgage loan covenants at March 31, 2006.
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
     As a result of the issuance of a revision to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trust as long-term debt. Our investment in the Trust is accounted as a cost investment and is included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct The Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.48% as of March 31, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with the individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at March 31, 2006.

     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for the BANs. The notes bear interest at an annual rate of 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of bond anticipation notes or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
     City of Sheboygan Loan — The City of Sheboygan loan amount represents a loan made by the City in 2005 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest bearing and matures in 2018. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2007	$1,897
2008	29,697
2009	1,559
2010	5,206
2011	1,799
Thereafter	131,240

Total	$171,398

  Short-Term Liquidity Requirements
     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
     Historically, we have satisfied our short-term liquidity requirements through operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our requirements for working capital, capital expenditures and debt service for the next twelve months.
  Long-Term Liquidity Requirements
     Our long-term liquidity requirements consist primarily of funds necessary to pay for:
•	scheduled debt maturities;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	costs associated with the development of new resorts.
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
     Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts. Our capital expenditures for resorts currently operating and under development were $25,574 for the three months ended March 31, 2006, we expect to have approximately $113,300 of such expenditures in the remainder of 2006 and $168,300 in 2007. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, proceeds from investing activities and new and/or existing mortgage financing on properties being developed.
  Off Balance Sheet Arrangements
     We have an off balance sheet joint venture in which we are a limited partner with a 30% ownership interest. We account for this unconsolidated joint venture using the equity method of accounting. At March 31, 2006, the joint venture had aggregate outstanding indebtedness to third parties of approximately $63,000. This loan is a mortgage loan that is non-recourse to us. This joint venture owns two resorts. As capital may be required to fund the activities of these resorts, we may be required to fund in the future the joint venture’s share of the costs not funded by the majority owner of the joint venture, the joint venture’s operations or outside financing. Based on the nature of the activities conducted in the joint venture, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. Management does not believe that any additional future funding of this joint venture will have an adverse effect on our financial condition, however, as we do not expect to make significant future capital contributions to this joint venture.
  Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2006:

	Payment Terms
		Less			More
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years
Debt Obligations(1)	$171,398	$1,897	$31,256	$7,005	$131,240
Operating Lease Obligations	1,482	434	808	240	—
Construction Contracts	46,769	46,769	—	—	—

Total	$219,649	$49,100	$32,064	$7,245	$131,240

(1)	Includes $8,337 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,982 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
  Working Capital
     We had $56,793 of available cash and cash equivalents and working capital of $34,972 (current assets less current liabilities) at March 31, 2006, compared to the $54,782 of available cash and cash equivalents and $33,433 of working capital at December 31, 2005.
Cash Flows
  Three months ended March 31, 2006 compared with the three months ended March 31, 2005

			Increase
	2006	2005	(Decrease)
Net cash provided by (used in) operating activities	$5,872	$(9,287)	$15,159
Net cash used in investing activities	(6,931)	(30,077)	23,146
Net cash provided by financing activities	3,070	25,196	(22,126)
     Operating Activities. The increase in net cash provided by operating activities for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, resulted from increase in net income and no spending on condominium construction. The condominiums at the resort in the Wisconsin Dells were under construction during the three months ended March 31, 2005.
     Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, resulted primarily from a cash distribution of approximately $18,600 from the CNL joint venture.
     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from lower net long-term debt proceeds received in the three months ended March 31, 2006 versus the three months ended March 31, 2005.
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
     Our earnings are also affected by the changes in our interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. As of March 31, 2006, we had total indebtedness of approximately $171,398. This debt consisted of:
•	$73,674 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$28,801 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate equal to prime plus 200 basis points. The total rate was 9.632% at March 31, 2006.

•	$51,550 of debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$3,531 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points. The total rate was 7.48% at March 31, 2006.

•	$8,337 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,982 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

•	$1,523 of other fixed rate debt.
     As of March 31, 2006, we estimate the total fair value of the indebtedness described above to be $17,441 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate and/or LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $314 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $314 annually.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance that information in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’) is recorded, processed, summarized and reported within the time periods specified pursuant to the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2006. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2006, because of the material weakness related to controls around the determination and reporting of the provision for income taxes, as described below. As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified a material weakness in our internal control over financial reporting related to the collection of sufficient and reliable data necessary to determine the deferred tax accounts and income tax provision in circumstances where we have entered into significant non-routine business transactions. As of March 31, 2006, we have not fully remediated this material weakness. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our 2006 annual tax provision, we anticipate that this material weakness may continue to exist through the end of 2006 or later.
Remediation of Material Weaknesses
     As discussed in Item 9A of our Form 10-K for the year ended December 31, 2005, there was a material weakness in our internal control over financial reporting related to the collection of sufficient and reliable data necessary to determine the deferred tax accounts and income tax provision in circumstances where we have entered into significant non-routine business transactions. Through the date of this filing, we have taken steps to improve our internal controls around our tax accounting and tax accounts reconciliation processes, procedures and controls, including reconciling all current and deferred tax asset and liability accounts quarterly and planning to reconcile the associated temporary differences to underlying support at least annually. We believe we have taken appropriate steps necessary to begin to remediate this material weakness relating to our tax accounting and tax reconciliation processes, procedures and controls. Certain of the corrective processes, procedures and controls, however, relate to annual controls that cannot be tested until the preparation of our 2006 annual tax provision. Accordingly, we will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes we deem appropriate.
     As also discussed in Item 9A of our Form 10-K for the year ended December 31, 2005, there was a material weakness related to the implementation of complex accounting standards, including the application of purchase accounting to our Formation Transactions (as defined in our Form 10-K for the year ended December 31, 2005). Through the date of this filing, we have taken steps to improve our internal controls around the implementation of complex accounting standards, including requiring significant amounts of continuing education for our accounting and finance staff who are responsible for financial reporting and committing to utilize outside consultants to assist us in our evaluations of complex accounting transactions and related reporting. We believe we have taken appropriate steps necessary to remediate this material weakness relating to the implementation of complex accounting standards. We will continue to monitor the effectiveness of these steps and will make any further changes we deem appropriate.
Changes In Internal Control
     During the period covered by this quarterly report on Form 10-Q, other than as noted above in this Item 4, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 21, 2005, a purchaser of our securities filed a lawsuit against the Company and certain of our officers and directors in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendants violated federal securities laws by making false or misleading statements regarding our internal controls and ability to provide financial guidance and forecasts in registration statements filed in connection with the Company’s December 2004 initial public offering (the IPO) and in press releases issued in 2005. The complaint was amended on December 8, 2005 to add the underwriters for the IPO and our accountants as additional defendants. Additional complaints alleging substantially similar claims were filed by other purchasers of the Company’s securities in the Western District of Wisconsin on December 1, 2005 and January 6, 2006. On December 16, 2005, a purchaser of our securities filed a lawsuit against the Company, certain of our current and past officers and directors, and our underwriters and accountants in the Circuit Court for Dane County, Wisconsin, alleging that the defendants made false and misleading statements in our IPO-related documents, and making other allegations. This action has been removed to Federal Court and consolidated with the other pending actions. All of these lawsuits purport to be filed on behalf of a class of shareholders who purchased our common stock between certain specified dates and seek unspecified compensatory damages, attorneys’ fees, costs, and other relief.
     In March 2006, the lead plaintiff in the consolidated action filed an amended complaint, naming as defendants the Company and certain of the other defendants named in the original complaints. We and Citibank, the sole underwriter named as a defendant in the amended complaint, each filed separate motions to dismiss the complaint on April 19, 2006.
     While we believe that this lawsuit is without merit and intend to defend it vigorously, since it is in the preliminary stages we are unable to predict the scope or outcome or to quantify its eventual impact on the Company. We expect to incur legal fees and costs of a potentially material amount in defending this lawsuit and in fulfilling our indemnification obligations in favor of Citibank, which has employed separate counsel. An unfavorable outcome in this case could have a material adverse effect on our financial condition or results of operations.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this
Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	Loan Agreement by and among CNL Income GW W-DEL, LP., CNL Income GW Sandusky, LP, and NSPL, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed March 2, 2006).

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder

James A. Calder Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)
Dated: May 5, 2006