Form 10-Q
period 2006-06-30
Great Wolf Resorts, Inc.
filed 2006-08-04
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(608) 661-4700
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,485,308 as of August 4, 2006.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006
INDEX

		Page
		No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of June 30, 2006, and December 31, 2005	3
	Condensed Consolidated Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the three and six months ended June 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for Great Wolf Resorts, Inc. and Subsidiaries for the six months ended June 30, 2006 and June 30, 2005	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		37
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,200	$54,782
Accounts receivable, net of allowance for doubtful accounts of $206 and $95	2,567	2,506
Accounts receivable – affiliates	705	12,825
Inventory	2,450	2,254
Other current assets	6,697	1,996

Total current assets	69,619	74,363
Property and equipment, net	420,630	385,391
Investment in affiliates	25,243	43,207
Other assets	13,396	11,741
Other intangible assets	23,829	23,829
Goodwill	66,995	66,995

Total assets	$619,712	$605,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,987	$1,928
Accounts payable	9,376	18,183
Accrued expenses	11,992	9,311
Accrued expenses – affiliates	696	3,576
Advance deposits	6,483	5,680
Gift certificates payable	1,642	2,126
Other current liabilities	103	126

Total current liabilities	32,279	40,930
Mortgage debt	179,114	154,092
Other long-term debt	12,254	12,308
Other long-term liabilities	391	391
Deferred tax liability	24,288	25,800
Deferred compensation liability	1,857	1,501

Total liabilities	250,183	235,022
Minority interest	6,531	6,593
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,485,308 shares, and 30,277,308 issued and outstanding, at June 30, 2006 and December 31, 2005, respectively	303	303
Additional paid in capital	395,495	394,212
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(30,600)	(28,255)
Shares of common stock held in deferred compensation plan	(2,200)	(2,349)

Total stockholders’ equity	362,998	363,911

Total liabilities and stockholders’ equity	$619,712	$605,526

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rooms	$21,453	$17,023	$44,140	$35,099
Food and beverage	5,200	4,524	10,971	9,219
Other hotel operations	4,908	4,485	10,429	8,710
Management and other fees	593	—	741	—
Management and other fees — related parties	670	—	1,397	—

	32,824	26,032	67,678	53,028
Other revenue from managed properties	3,003	—	5,985	—

Total revenues	35,827	26,032	73,663	53,028

Operating expenses by department:
Rooms	2,877	2,958	5,874	5,596
Food and beverage	4,485	4,228	9,355	7,991
Other	4,012	3,979	8,338	7,247
Other operating expenses:
Selling, general and administrative	10,952	7,328	22,603	14,565
Property operating costs	4,699	4,346	9,575	10,403
Depreciation and amortization	6,169	6,085	12,267	13,234
Loss on sale of property	—	—	578	—

	33,194	28,924	68,590	59,036
Other expenses from managed properties	3,003	—	5,985	—

Total operating expenses	36,197	28,924	74,575	59,036

Net operating loss	(370)	(2,892)	(912)	(6,008)
Interest income	(769)	(356)	(1,452)	(648)
Interest expense	1,720	1,968	3,582	3,024

Loss before income taxes, minority interests, and equity in earnings unconsolidated affiliates	(1,321)	(4,504)	(3,042)	(8,384)
Income tax benefit	(511)	(1,802)	(1,185)	(3,344)
Minority interests, net of tax	(23)	—	(37)	—
Equity in earnings of unconsolidated affiliates, net of tax	615	—	525	—

	(1,402)	(2,702)	(2,345)	(5,040)
	—	—	—	—

Net loss	$(1,402)	$(2,702)	$(2,345)	$(5,040)

Net loss per share-basic	$(0.05)	$(0.09)	$(0.08)	$(0.17)

Net loss per share-diluted	$(0.05)	$(0.09)	$(0.08)	$(0.17)

Weighted average common shares outstanding:
Basic	30,299,896	30,132,896	30,223,896	30,132,896

Diluted	30,299,896	30,132,896	30,223,896	30,132,896

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(2,345)	$(5,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,267	13,234
Non-cash employee compensation expense	1,672	(246)
Loss on sale of property	578	—
Equity in unconsolidated affiliates	877	—
Minority interests	(62)	—
Deferred tax benefit	(1,511)	(3,344)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,803	(17,524)
Accounts payable, accrued expenses and other liabilities	(6,690)	(3,883)

Net cash provided by (used in) operating activities	7,589	(16,803)

Investing activities:
Capital expenditures for property and equipment	(49,755)	(56,062)
Cash distributions from unconsolidated affiliates	18,816	—
Investment in affiliates	(357)	—
Proceeds from sale of property	2,010	—
Increase in restricted cash	(836)	(15)
Decrease in escrows	487	1,027

Net cash used in investing activities	(29,635)	(55,050)

Financing activities:
Principal payments on long-term debt	(992)	(49,151)
Proceeds from issuance of long-term debt	26,019	75,514
Payment of loan costs	(563)	(1,667)

Net cash provided by financing activities	24,464	24,696

Net increase (decrease) in cash and cash equivalents	2,418	(47,157)
Cash and cash equivalents, beginning of period	54,782	79,409

Cash and cash equivalents, end of period	$57,200	$32,252

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$3,231	$2,599
Cash paid for income taxes	$288	$1,115
Non-cash items:
Construction in process accruals	$6,425	$8,998
See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share amounts)
1. ORGANIZATION
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
Business Summary
     We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resort brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
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
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of June 30, 2006, we operate seven Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area(1) (Approx. sq.ft)
Existing Resorts:
Wisconsin Dells, WI	30%	1997	309	77	102,000
Sandusky, OH	30%	2001	271	—	41,000
Traverse City, MI	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	183	64	54,000
Williamsburg, VA	100%	2005	301 (2)	—	66,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (3)	—	April 2006	406	—	94,000
Resorts Announced or Under Construction:
Mason, OH (4)	84%	Late 2006	401	—	93,000
Grand Mound, WA(5)	49%	Late 2007	340	—	65,000
Grapevine, TX(6)	100%	Late 2007	404	—	98,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion began in May 2006 with expected completion in Spring 2007.

(3)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We assisted Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley’s and also provide central reservation services. This resort opened in April 2006.

(4)	We have entered into a joint venture agreement with a wholly-owned subsidiary of CBS Corporation, to build this resort and attached conference center. We will operate the resort under our Great Wolf Lodge brand and have a majority of the equity position in the project. CBS has a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion of the resort in Fall 2006 and the conference center in early 2007.

(5)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will lease the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Summer 2006 with expected completion in late 2007.

(6)	We have announced plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.
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

     Investment in Affiliates – We use the equity method to account for our investments in unconsolidated joint ventures, as we do not have a controlling interest. Net income or loss is allocated between the partners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.
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
     The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended June 30, 2006
Revenues	$31,561	$4,266	$—	$—	$35,827

EBITDA, excluding certain items	7,943	1,263	—	(3,407)	$5,799
Depreciation and amortization	(6,046)	—	—	(123)	(6,169)
Interest expense, net	—	—	—	—	(951)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(1,321)

Additions to long-lived assets	24,059	—	—	122	$24,181

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Six months ended June 30, 2006
Revenues	$65,540	$8,123	$—	$—	$73,663

EBITDA, excluding certain items	16,608	2,138	—	(7,391)	$11,355
Depreciation and amortization	(12,041)	—	—	(226)	(12,267)
Interest expense, net	—	—	—	—	(2,130)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(3,042)

Additions to long-lived assets	49,443	—	—	312	$49,755

Total assets	499,678	—	—	120,034	$619,712

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended June 30, 2005
Revenues	$26,032	$—	$—	$—	$26,032

EBITDA, excluding certain items	2,841	—	—	352	$3,193
Depreciation and amortization	(5,670)	—	—	(415)	(6,085)
Interest expense, net	—	—	—	—	(1,612)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(4,504)

Additions to long-lived assets	25,800	—	—	33	$25,833

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Six months ended June 30, 2005
Revenues	$53,028	$—	$—	$—	$53,028

EBITDA, excluding certain items	8,095	—	—	(869)	$7,226
Depreciation and amortization	(12,927)	—	—	(307)	(13,234)
Interest expense, net	—	—	—	—	(2,376)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(8,384)

Additions to long-lived assets	55,834	—	—	228	$56,062

Total assets	555,089	—	—	83,748	$638,837

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. Goodwill is included in our resort ownership/operation segment.

Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
3. INVESTMENT IN AFFILIATES
          On March 2, 2006, our joint venture with CNL entered into a loan agreement and borrowed $63,000. The loan is secured by the joint venture’s interests in its owned Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio. Pursuant to the joint venture agreement, the joint venture distributed to us 30% of the net loan proceeds, or approximately $18,600.
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
          We recognized $1,672, net of estimated forfeitures, in share-based compensation expense (revenue) for the six months ended June 30, 2006. The total income tax benefit (expense) recognized related to share-based compensation was $669 for the six months ended June 30, 2006. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of June 30, 2006, total unrecognized compensation cost related to share-based compensation awards was $5,975, which we expect to recognize over a weighted average period of approximately 2.6 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock to employees and directors. At June 30, 2006, there were 1,855,425 shares available for future grants under the Plan.
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
          We recorded stock option expense of $987 for the six months ended June 30, 2006. The per share weighted average fair value of stock options granted during the six months ended June 30, 2005 was $5.14. There were no stock options granted during the six months ended June 30, 2006. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

Six Months Ended
June 30, 2005
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
A summary of stock option activity during the six months ended June 30, 2006 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	1,406,834	$17.25
Granted	—
Exercised	—
Forefited	(213,832)	$17.05

Outstanding at end of period	1,193,002	$17.29	8.50
Exercisable at end of period	398,521	$17.29	8.50
At June 30, 2006, all of our option grant prices were above our stock price. Therefore, we believe there was no intrinsic value for our outstanding or exercisable shares at June 30, 2006.
Market Condition Share Awards
          Certain officers and key employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof. During the six months ended June 30, 2006, 81,820 market condition share awards were granted. No market condition share awards were granted during the three months ended June 30, 2006. Grantees of market condition shares will be eligible to receive shares of our common stock based on our common stock’s performance in calendar year 2006 relative to a small cap stock index, as designated by the Compensation Committee of the Board of Directors. No market condition share awards were outstanding as of June 30, 2005.
          We recorded share based expense of $224 for the six months ended June 30, 2006. The per share fair value of market condition shares granted during the six months ended June 30, 2006 was $5.76 and was determined using a Monte Carlo simulation and the following assumptions:

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
Performance Share Awards
          Certain officers and key employees are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. During the six months ended June 30, 2006, 27,273 performance share awards were granted. No performance share awards were granted during the three months ended June 30, 2006. Grantees of performance shares will be eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria in 2006. We recorded share based expense of $146 for the six months ended June 30, 2006. The per share fair value of performance shares granted during the six months ended June 30, 2006 was $11.03, which represents the fair value of our common stock on the grant date. No performance share awards were outstanding as of June 30, 2005.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of the initial public offering of our common stock in 2004 (the IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based expense of $220 for the six months ended June 30, 2006.
Non-vested Shares
          We have granted non-vested shares to certain employees. Shares vest between three and five years. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Non-vested shares balance at beginning of period	15,000	$10.09
Granted	208,000	$11.61
Vested	–

Non-vested shares balance at end of period	223,000	$11.51	$111
          We recorded share based expense of $95 for the six months ended June 30, 2006. There were no non-vested shares outstanding at June 30, 2005.

Prior Year Pro Forma Expense
          The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(2,702)	$(5,040)
Compensation expense, SFAS 123 fair value method	(359)	(687)

Pro forma net loss	$(3,061)	$(5,727)

Pro forma net loss per share — basic	$(0.10)	$(0.19)
Pro forma net loss per share — diluted	$(0.10)	$(0.19)
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,	December 31,
	2006	2005
Land and improvements	$31,458	$38,735
Building and improvements	147,840	150,184
Furniture, fixtures and equipment	180,763	167,691
Construction in process	90,647	46,448

	450,708	403,058
Less accumulated depreciation	(30,078)	(17,667)

Property and equipment, net	$420,630	$385,391

Depreciation expense was $6,067 and $5,620 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $12,411 and $10,468 for the six months ended June 30, 2006 and 2005, respectively.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$73,392	$73,979
Sheboygan mortgage loan	28,666	28,939
Junior subordinated debentures	51,550	51,550
Mason construction loan	25,970	—
Other mortgage debt	1,523	1,552
Other Debt:
City of Sheboygan bonds	8,312	8,288
City of Sheboygan loan	3,942	4,020

	193,355	168,328
Less current portion of long-term debt	(1,987)	(1,928)

	$191,368	$166,400

     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2006.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (10.14% as of June 30, 2006) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the prepayment of the loan principal. We were in compliance with the mortgage loan covenants at June 30, 2006.
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
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct The Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.86% as of June 30, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with the individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at June 30, 2006.
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
     Future Maturities — Future principal requirements on long-term debt and other long-term liabilities are as follows:

Through
June 30,
2007	$1,987
2008	29,532
2009	27,563
2010	1,711
2011	1,838
Thereafter	130,724

Total	$193,355

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

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net loss attributable to common shares	$(1,402)	$(2,702)	$(2,345)	$(5,040)
Weighted average common shares outstanding — basic	30,299,896	30,132,896	30,223,896	30,132,896
Weighted average common shares outstanding — diluted	30,299,896	30,132,896	30,223,896	30,132,896
Net loss per share — basic	$(0.05)	$(0.09)	$(0.08)	$(0.17)
Net loss per share — diluted	$(0.05)	$(0.09)	$(0.08)	$(0.17)
     Options to purchase 1,193,002 shares of common stock were not included in the computations of diluted earnings per share for the three months and six months ended June 30, 2006, because the exercise prices for the options were greater than the average market price of the common shares during that period. There were 109,093 shares of common stock that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006, because the market and/or performance criteria related to these shares had not been met at June 30, 2006.
8. SUBSEQUENT EVENT
          On July 28, 2006 we closed on a $79,500 loan to construct The Great Wolf Lodge in Grapevine, Texas. We had no borrowings under this loan at closing. The loan has a first mortgage security on the Grapevine, Texas property and matures in July 2009. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of net long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x or below and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires at the earlier of eighteen months after the resort opens or once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 260 basis points. The loan is interest only during the initial three-year term and then is subject to amortization of $100,000 per month in the extension years. The loan has customary covenants associated with the individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal.
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
Overview
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resort brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
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
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of June 30, 2006, we operate seven Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
					Entertainment
	Ownership		Guest	Condo	Area(1)
	Percentage	Opening	Suites	Units	(Approx. sq.ft)
Existing Resorts:
Wisconsin Dells, WI	30%	1997	309	77	102,000
Sandusky, OH	30%	2001	271	—	41,000
Traverse City, MI	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	183	64	54,000
Williamsburg, VA	100%	2005	301 (2)	—	66,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (3)	—	April 2006	406	—	94,000
Resorts Announced or Under Construction:
Mason, OH (4)	84%	Late 2006	401	—	93,000
Grand Mound, WA(5)	49%	Late 2007	340	—	65,000
Grapevine, TX(6)	100%	Late 2007	404	—	98,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa, Wiley’s Woods and party room in the resorts that have such amenities.

(2)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion began in May 2006 with expected completion in Spring 2007.

(3)	An affiliate of Ripley Entertainment, Inc., our licensee, which we refer to as Ripley’s, owns this resort. We assisted Ripley’s with construction management and other pre-opening matters related to the Great Wolf Lodge in Niagara Falls. We have granted Ripley’s a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley’s and also provide central reservation services. This resort opened in April 2006.

(4)	We have entered into a joint venture agreement with a wholly-owned subsidiary of CBS Corporation, to build this resort and attached conference center. We will operate the resort under our Great Wolf Lodge brand and have a majority of the equity position in the project. CBS has a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion of the resort in Fall 2006 and the conference center in early 2007.

(5)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and they will have a majority equity interest in the joint venture. Construction on the resort is expected to begin in Summer 2006 with expected completion in late 2007.

(6)	We have announced plans to develop a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.
     Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 16 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept.
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
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 30,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent survey by Hotel & Leisure Advisors identified a total of 12 indoor waterpark destination resorts in the United States that are expected to open in 2006.
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
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to: maximize total resort revenue; minimize costs by leveraging our economies of scale; and build upon our existing brand awareness and loyalty in order to compete more effectively. Our primary external growth strategies are to: capitalize on our first-mover advantage by being the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets; focus on development and strategic growth opportunities by seeking to develop and open at least two new owned resorts in target markets each year for the next several years, selectively consider opportunities to sell partial or whole interests in our owned and operating properties, and target selected licensing and joint venture opportunities; and continue to innovate by leveraging our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers.
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
     During the second quarter of 2006, we experienced operating results of key consolidated operating metrics within the ranges we had projected for the period. For the remainder of 2006, we do expect, however, that our Traverse City and Sandusky resorts will continue to be affected by adverse general economic circumstances in the Michigan/Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past year. The Michigan/Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past year and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a slower-than-expected occupancy ramp-up at our Sheboygan, Wisconsin property since its opening in June 2004. We believe this occupancy weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the occupancy ramp-up of the resort.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the six months ended June 30, 2006. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
•	Monitoring our historical trends for occupancy and estimating our high occupancy nights;

•	Offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;

•	Structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials;

•	Monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and

•	Offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.
In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.
     We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:
•	Occupancy;

•	Average daily room rate, or ADR;

•	Revenue per available room, or RevPAR;

•	Total revenue per available room, or Total RevPAR;

•	Total revenue per occupied room, or Total RevPOR; and

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA.
     Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:
•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.
     Total RevPAR and Total RevPOR are defined as follows:
•	Total RevPAR is calculated by dividing total revenue by rooms available.

•	Total Rev POR is calculated by dividing total revenue by occupied rooms.
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2006, approximately 33% of our total resort revenues consisted of non-rooms revenue.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
Non-GAAP Financial Measures
     We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income plus (a) net interest expense, (b) income taxes, and (c) depreciation and amortization.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(1,402)	$(2,702)	$(2,345)	$(5,040)
Adjustments:
Interest expense, net	951	1,612	2,130	2,376
Income tax benefit	(906)	(1,802)	(1,511)	(3,344)
Depreciation and amortization	6,169	6,085	12,267	13,234

EBITDA	$4,812	$3,193	$10,541	$7,226

Results of Operations
General
     Our results of operations for the three months ended June 30, 2006 and 2005 are not directly comparable due to the opening of our Great Wolf Lodge in the Pocono Mountains, in October 2005, and the sale of 70% interests in each of our Wisconsin Dells and Sandusky resorts in October 2005 to a third party.
     Our financial information includes:
•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, and Niagara Falls operating resorts (we sold 70% interests in each of our Wisconsin Dells and Sandusky resorts in October 2005);

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management and license agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Three months ended June 30, 2006 compared with the three months ended June 30, 2005
The following table shows key operating statistics for our resorts for the three months ended June 30, 2006 and 2005:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	June 30, 2006	June 30, 2006	June 30, 2005	$	%
Occupancy	62.9%	64.9%	58.7%	N/A	10.6%
ADR	$234.95	$205.91	$195.92	$9.99	5.1%
RevPAR	$147.67	$133.71	$115.05	$18.66	16.2%
Total RevPOR	$352.45	$305.95	$297.52	$8.43	2.8%
Total RevPAR	$221.52	$198.70	$174.72	$23.98	13.7%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2006 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg resorts).
     In 2005 we opened two resorts: our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005. Also in October 2005 we sold 70% equity interests in our Wisconsin Dells and Sandusky resorts to a third party. Following the sale of the 70% interests in these two resorts, we no longer consolidated those resorts’ operations in our operating results, but instead account for them under the equity method, through equity in unconsolidated affiliates. As a result total revenue, rooms revenue and other revenue for the three month periods ended June 30, 2006 and the three months ended June 30, 2005 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended June 30, 2006 and 2005:

	Three months ended
	June 30,
			Increase
	2006	2005	(Decrease)
Revenues	$35,827	$26,032	$9,795
Operating expenses:
Departmental operating expenses	11,374	11,165	209
Selling, general and administrative	10,952	7,328	3,624
Property operating costs	4,699	4,346	353
Depreciation and amortization	6,169	6,085	84
Net operating loss	(370)	(2,892)	2,522
Net interest expense	951	1,612	(661)
Income tax benefit	(511)	(1,802)	1,291
Net loss	(1,402)	(2,702)	1,300
     Revenues. Total revenues increased primarily due to revenues related to the Pocono Mountains resort, which opened in October 2005; and management and other fees and other revenues from managed properties related to our joint venture with CNL Income Properties, Inc. (CNL). These revenue increases were partially offset by the reduction in resort revenue due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.
•	Total revenues for the Pocono Mountains resort was $11,330 for the three months ended June 30, 2006. Our Williamsburg resort revenues increased $2,631 for the three months ended June 30, 2006 as compared to June 30, 2005 due to increased marketing efforts.

•	Total management and other fees related to the CNL joint venture were $670 for the three months ended June 30, 2006.

•	Other revenue from managed properties was $3,003 for the three months ended June 30, 2006. There was no similar revenue for the three months ended June 30, 2005.

•	Total revenues for the Wisconsin Dells and Sandusky resorts were $7,917 for the three months ended June 30, 2005.
     Operating expenses. Total operating expenses increased primarily due to expenses related to the Pocono Mountains resort, which opened in October 2005 and other expense from managed properties related to the CNL joint venture. These expense increases were partially offset by the reduction in resort expenses due to the sale of our Wisconsin Dells and Sandusky resorts in October 2005.
•	Total departmental operating expenses for the Pocono Mountains resort was $4,199 for the three months ended June 30, 2006. Total departmental expenses for the Wisconsin Dells and Sandusky resorts were $3,388 for the three months ended June 30, 2005.

•	Total selling, general and administrative expenses for the Pocono Mountain resort was $2,388 for the three months ended June 30, 2006. Total selling, general and administrative expenses for the Wisconsin Dells and Sandusky resorts were $2,600 for the three months ended June 30, 2005. Total selling, general and administrative expenses for our resort in Williamsburg increased by $723 mainly due to increased marketing efforts. During the three months ended June 30, 2006 our corporate selling, general and administrative expenses included increases over the three months ended June 30, 2005 related to share based compensation of $1,441, and incentive compensation of $1,150.

•	Total property operating costs (exclusive of opening costs) for the Pocono Mountains resort were $1,131 for the three months ended June 30, 2006. Total property operating costs for the resorts in Wisconsin Dells and Sandusky were $1,404 for the three months ended June 30, 2005. Opening costs related to our Mason Family and Grapevine resorts and for the resort in Niagara Falls was $724 for the three months ended June 30, 2006, as compared to $535 for the six months ended June 30, 2005 related to our resorts in Williamsburg and the Pocono Mountains.

•	Total depreciation increased due to the opening of our resort in Pocono Mountains and additional property and equipment purchases at our other resorts. Total depreciation and amortization for the Pocono Mountains resort was $1,823 for the three months ended June 30, 2006. Total depreciation and amortization for the Wisconsin Dells and Sandusky resorts was $2,120 for the three months ended June 30, 2005.
     Net operating loss. Net operating loss for the three months ended June 30, 2006 decreased $2,522 to $(370) from $(2,892) for the three months ended June 30, 2005.
     Net loss. Net loss decreased due to the following:
•	A decrease in operating loss from $(2,892) for the three months ended June 30, 2005 to $(370) for the three months ended June 30, 2006.

•	An decrease in net interest expense of $661 mainly due to more interest being capitalized to construction in process during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

     These decreases were partially offset by:
•	A reduction of $1,291 in income tax benefit recorded in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
     Six months ended June 30, 2006 compared with the six months ended June 30, 2005
The following table shows key operating statistics for our resorts for the six months ended June 30, 2006 and 2005:

	All Properties (a)	Same Store Comparison (b)
	Six months ended	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2006	June 30, 2006	June 30, 2005	$	%
Occupancy	64.7%	63.9%	64.8%	N/A	(1.4)%
ADR	$236.42	$194.81	$199.94	$(5.13)	(2.6)%
RevPAR	$152.85	$124.44	$129.48	$(5.04)	(3.9)%
Total RevPOR	$356.49	$297.39	$300.79	$(3.40)	(1.1)%
Total RevPAR	$230.48	$189.96	$194.79	$(4.83)	(2.5)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2006 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, and Sheboygan resorts).
     In 2005 we opened two resorts: our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005. Also in October 2005 we sold 70% equity interests in our Wisconsin Dells and Sandusky resorts to a third party. Following the sale of the 70% interests in these two resorts, we no longer consolidated those resorts’ operations in our operating results, but instead account for them under the equity method, through equity in unconsolidated affiliates. As a result total revenue, rooms revenue and other revenue for the six month periods ended June 30, 2006 and the six months ended June 30, 2005 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30,
			Increase
	2006	2005	(Decrease)
Revenues	$73,663	$53,028	$20,635
Operating expenses:
Departmental operating expenses	23,567	20,834	2,733
Selling, general and administrative	22,603	14,565	8,038
Property operating costs	9,575	10,403	(828)
Depreciation and amortization	12,267	13,234	(967)
Loss on sale of property	578	—	578
Net operating loss	(912)	(6,008)	5,096
Net interest expense	2,130	2,376	(246)
Income tax benefit	(1,185)	(3,344)	2,159
Net loss	(2,345)	(5,040)	2,695
     Revenues. Total revenues increased primarily due to revenues related to the Williamsburg and Pocono Mountains resorts, which opened in March 2005 and October 2005, respectively; and management and other fees and other revenues from managed properties related to our joint venture with CNL Income Properties, Inc. (CNL). These revenue increases were partially offset by the reduction in resort revenue due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.
•	Total revenues for the Williamsburg and Pocono Mountains resorts were $39,136 for the six months ended June 30, 2006 as compared to $6,104 for the six months ended June 30, 2005.

•	Total management and other fees related to the CNL joint venture were $1,397 for the six months ended June 30, 2006.

•	Other revenue from managed properties was $5,985 for the six months ended June 30, 2006. There was no similar revenue for the six months ended June 30, 2005.

•	Total revenues for the Wisconsin Dells and Sandusky resorts were $18,645 for the six months ended June 30, 2005.
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
•	Total departmental operating expenses for the Williamsburg and Pocono Mountains resorts were $13,882 for the six months ended June 30, 2006 as compared to $2,996 for the six months ended June 30, 2005. Total departmental expenses for the Wisconsin Dells and Sandusky resorts were $7,148 for the six months ended June 30, 2005.

•	Total selling, general and administrative expenses for the Williamsburg and Pocono Mountains resorts were $8,483 for the six months ended June 30, 2006 as compared to $1,264 for the six months ended June 30, 2005. Total selling, general and administrative expenses for the Wisconsin Dells and Sandusky resorts were $4,784 for the six months ended June 30, 2005. During the six months ended June 30, 2006 our corporate selling, general and administrative expenses included increases over that of the six months ended June 30, 2005 related to share based compensation of $1,899 and compensation-related expenses of $2,888 due to increased staffing at our corporate office.

•	Total property operating costs (exclusive of opening costs) for the Williamsburg and Pocono Mountains resorts were $3,555 for the three months ended June 30, 2006. Total property operating costs (exclusive of opening costs) for the resorts in Wisconsin Dells and Sandusky were $2,694 for the six months ended June 30, 2005. Opening costs related to our Pocono Mountains and Mason Family and Grapevine resorts and the resort in Niagara Falls were $1,262 for the six months ended June 30, 2006, as compared to $3,105 for the six months ended June 30, 2005 related to our resorts in Williamsburg and the Pocono Mountains.

•	Total depreciation and amortization for the Williamsburg and Pocono Mountains resorts was $6,363 for the six months ended June 30, 2006 as compared to $4,024 for the six months ended June 30, 2005. Total depreciation and amortization for the Wisconsin Dells and Sandusky resorts was $3,828 for the six months ended June 30, 2005. During the six months ended June 30, 2005 we also had amortization expense of $2,116 related to loan fee write offs. There were no similar write offs during the six months ended June 30, 2006.

•	Loss on sale of real estate of $578 during the six months ended June 30, 2006 relates to finalization of the accounting for the sale of 70% of our equity interests in the Wisconsin Dells and Sandusky resorts in October 2005. No similar loss was recognized during the six months ended June 30, 2005.

     Net operating loss. Net operating loss for the six months ended June 30, 2006 decreased $5,096 to $(912) from $(6,008) for the six months ended June 30, 2005.
     Net loss. Net loss decreased due to the following:
•	A decrease in operating loss from $(6,008) for the six months ended June 30, 2005 to $(912) for the six months ended June 30, 2006.

•	An decrease in net interest expense of $246 mainly due to more interest being capitalized to construction in process during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
     This decreases were partially offset by:
•	A reduction of $2,159 in income tax benefit recorded in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
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

	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Resort Ownership/Operation
Revenues	$31,561	$26,032	$5,529	$65,540	$53,028	$12,512
EBITDA, excluding certain items	7,943	2,841	5,102	16,608	8,095	8,513

Resort Third-Party Mgmt
Revenues	4,266	—	4,266	8,123	—	8,123
EBITDA, excluding certain items	1,263	—	1,263	2,138	—	2,138

Other
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	(3,407)	352	(3,759)	(7,391)	(869)	(6,522)
          The condominium sales segment had no activity in the three months ended and the six months ended June 30, 2006 and 2005. The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $193,355 and $168,328 as of June 30, 2006 and December 31, 2005, respectively as summarized as follows:

	June 30,	December 31,
	2006	2005
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$73,392	$73,979
Sheboygan mortgage loan	28,666	28,939
Junior subordinated debentures	51,550	51,550
Mason construction loan	25,970	—
Other mortgage debt	1,523	1,552
Other Debt:
City of Sheboygan bonds	8,312	8,288
City of Sheboygan loan	3,942	4,020

	193,355	168,328
Less current portion of long-term debt	(1,987)	(1,928)

Total long-term debt	$191,368	$166,400

     Traverse City/Kansas City Mortgage Loan — Upon closing the IPO, we entered into a $75,000 ten-year loan secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% and is subject to a 25-year principal amortization schedule. The loan matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2006.
     Sheboygan Mortgage Loan — The Sheboygan mortgage loan is secured by our Sheboygan resort. The loan converted from a construction loan into a mortgage loan in January 2005. The loan matures in January 2008 and bears interest at a floating rate of prime plus 200 basis points (10.14% as of June 30, 2006) and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the prepayment of the loan principal. We were in compliance with the mortgage loan covenants at June 30, 2006.
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
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct The Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.86% as of June 30, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with the individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at June 30, 2006.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2007	$1,987
2008	29,532
2009	27,563
2010	1,711
2011	1,838
Thereafter	130,724

Total	$193,355

Short-Term Liquidity Requirements
     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
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
     Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts. Our capital expenditures for resorts currently operating and under development were $49,755 for the six months ended June 30, 2006, we expect to have approximately $82,000 of such expenditures in the remainder of 2006 and $201,500 in 2007. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, proceeds from investing activities and new and/or existing mortgage financing on properties being developed.
Off Balance Sheet Arrangements
     We have a joint venture in which we are a limited partner with a 30% ownership interest. We account for this unconsolidated joint venture using the equity method of accounting. At June 30, 2006, the joint venture had aggregate outstanding indebtedness to third parties of approximately $63,000. This loan is a mortgage loan that is non-recourse to us. This joint venture owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. As capital may be required to fund the activities of these resorts, we may be required to fund in the future the joint venture’s share of the costs not funded by the majority owner of the joint venture, the joint venture’s operations or outside financing. Based on the nature of the activities conducted in the joint venture, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long-term. Management does not currently believe that any additional future funding of this joint venture will have an adverse effect on our financial condition, however, as we do not expect to make significant future capital contributions to this joint venture.

Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2006:

	Payment Terms
		Less			More
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Debt Obligations(1)	$193,355	$1,987	$57,095	$3,548	$130,725
Operating Lease Obligations	1,372	423	813	136	—
Construction Contracts	62,843	46,221	16,622	—	—

Total	$257,570	$48,631	$74,530	$3,684	$130,725

(1)	Includes $8,312 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,942 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $57,200 of available cash and cash equivalents and working capital of $37,340 (current assets less current liabilities) at June 30, 2006, compared to the $54,782 of available cash and cash equivalents and $33,433 of working capital at December 31, 2005.
Cash Flows
     Six months ended June 30, 2006 compared with the six months ended June 30, 2005

			Increase
	2006	2005	(Decrease)
Net cash provided by (used in) operating activities	$7,589	$(16,803)	$24,392
Net cash used in investing activities	(29,635)	(55,050)	25,415
Net cash provided by financing activities	24,464	24,696	(232)
     Operating Activities. The increase in net cash provided by operating activities for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, resulted primarily from increase in net income and no spending on condominium construction. The condominiums at the resort in the Wisconsin Dells were under construction during the six months ended June 30, 2005.
     Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, resulted primarily from a cash distribution of approximately $18,600 from the CNL joint venture representing our share of proceeds from a mortgage loan placed on the joint venture resorts and a decrease in capital expenditures.
     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from borrowing less debt in the six months ended June 30, 2006 versus the six months ended June 30, 2005.
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
     Our earnings are also affected by the changes in our interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. As of June 30, 2006, we had total indebtedness of approximately $193,355. This debt consisted of:
•	$73,392 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$28,666 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate equal to prime plus 200 basis points. The total rate was 10.14% at June 30, 2006.

•	$51,550 of debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$25,970 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points. The total rate was 7.86% at June 30, 2006.

•	$8,312 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,942 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

•	$1,523 of other fixed rate debt.
     As of June 30, 2006, we estimate the total fair value of the indebtedness described above to be $14,678 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate and/or LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $546 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $546 annually.
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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2006. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2006, because of the material weakness related to controls around the determination and reporting of the provision for income taxes, as described below. As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified a material weakness in our internal control over financial reporting related to the collection of sufficient and reliable data necessary to determine the deferred tax accounts and income tax provision in circumstances where we have entered into significant non-routine business transactions. As of June 30, 2006, we have not fully remediated this material weakness. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our 2006 annual tax provision, we anticipate that this material weakness may continue to exist through the end of 2006 or later.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          On November 21, 2005, a purchaser of our securities filed a lawsuit against the Company and certain of our officers and directors in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendants violated federal securities laws by making false or misleading statements regarding our internal controls and ability to provide financial guidance and forecasts in registration statements filed in connection with the Company’s December 2004 initial public offering (the IPO) and in press releases issued in 2005. The complaint was amended on December 8, 2005 to add the underwriters for the IPO and our accountants as additional defendants. Additional complaints alleging substantially similar claims were filed by other purchasers of the Company’s securities in the Western District of Wisconsin on December 1, 2005 and January 6, 2006. On December 16, 2005, a purchaser of our securities filed a lawsuit against the Company, certain of our current and past officers and directors, and our underwriters and accountants in the Circuit Court for Dane County, Wisconsin, alleging that the defendants made false and misleading statements in our IPO-related documents, and making other allegations. This action was removed to Federal Court and consolidated with the other pending actions. All of these lawsuits purported to be filed on behalf of a class of shareholders who purchased our common stock between certain specified dates and seek unspecified compensatory damages, attorneys’ fees, costs, and other relief.
          In March 2006, the lead plaintiff in the consolidated action filed an amended complaint, naming as defendants the Company and certain of the other defendants named in the original complaints. We and Citibank, the sole underwriter named as a defendant in the amended complaint, each filed separate motions to dismiss the complaint on April 19, 2006. On June 20, 2006, the United States District Court for the Western District of Wisconsin dismissed the amended complaint in its entirety, with prejudice. The plaintiffs failed to timely enter an appeal of the dismissal; therefore, the dismissal stands.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders on May 23, 2006, the following individuals were elected to serve as members of our Board of Directors for a one-year term that will expire at our annual meeting in 2007 or when their successors are duly qualified, each individual receiving the indicated number of votes for his or her election, and the indicated number of votes withheld:

	FOR	WITHHELD
Bruce D. Neviaser	23,311,246 votes	614,122 votes
John Emery	23,685,356 votes	240,012 votes
Elan Blutinger	23,702,719 votes	222,649 votes
Randy Churchey	23,171,315 votes	754,053 votes
Michael M. Knetter	23,172,005 votes	753,363 votes
Alissa N. Nolan	23,733,075 votes	192,293 votes
Howard Silver	23,113,278 votes	812,090 votes
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 4, 2006