Form 10-Q
period 2006-09-30
Great Wolf Resorts, Inc.
filed 2006-11-06
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,510,308 as of November 6, 2006.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006
INDEX

		Page
		No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets for Great Wolf Resorts, Inc. and Subsidiaries as of September 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for Great Wolf Resorts, Inc. and Subsidiaries for the three and nine months ended September 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for Great Wolf Resorts, Inc. and Subsidiaries for the nine months ended September 30, 2006 and September 30, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		37
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,960	$54,782
Accounts receivable, net of allowance for doubtful accounts of $204 and $95	1,965	2,506
Accounts receivable — affiliates	1,108	12,825
Inventory	2,316	2,254
Other current assets	6,907	1,996

Total current assets	61,256	74,363
Property and equipment, net	449,863	385,391
Investment in affiliates	25,709	43,207
Other assets	14,985	11,741
Other intangible assets	23,829	23,829
Goodwill	66,995	66,995

Total assets	$642,637	$605,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,000	$1,928
Accounts payable	17,397	18,183
Accrued expenses	11,964	9,311
Accrued expenses — affiliates	494	3,576
Advance deposits	6,150	5,680
Gift certificates payable	1,605	2,126
Other current liabilities	—	126

Total current liabilities	39,610	40,930
Mortgage debt	139,107	102,542
Junior subordinated debentures	51,550	51,550
Other long-term debt	12,249	12,308
Other long-term liabilities	391	391
Deferred tax liability	25,623	25,800
Deferred compensation liability	1,891	1,501

Total liabilities	270,421	235,022
Minority interest	6,404	6,593
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,505,308 shares, and 30,277,308 issued and outstanding, at September 30, 2006 and December 31, 2005, respectively	305	303
Additional paid in capital	396,219	394,212
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(28,512)	(28,255)
Deferred compensation	(2,200)	(2,349)

Total stockholders’ equity	365,812	363,911

Total liabilities and stockholders’ equity	$642,637	$605,526

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rooms	$24,363	$22,459	$68,503	$57,559
Food and beverage	5,723	5,268	16,695	14,487
Other hotel operations	5,805	5,423	16,234	14,132
Management and other fees	888	—	1,629	—
Management and other fees — related parties	853	—	2,250	—
Sales of condominiums	—	25,862	—	25,862

	37,632	59,012	105,311	112,040
Other revenue from managed properties	3,147	—	9,131	—

Total revenues	40,779	59,012	114,442	112,040

Operating expenses by department:
Rooms	3,134	2,884	9,008	8,478
Food and beverage	4,682	4,454	14,037	12,444
Other	4,529	3,958	12,868	11,204
Other operating expenses:
Selling, general and administrative	9,382	5,173	31,983	19,738
Property operating costs	5,313	6,393	14,888	16,799
Depreciation and amortization	6,430	6,286	18,697	19,520
Cost of sales of condominiums	—	16,780	—	16,780
Loss on sale of property	375	—	953	—

	33,845	45,928	102,434	104,963
Other expenses from managed properties	3,147	—	9,131	—

Total operating expenses	36,992	45,928	111,565	104,963

Net operating income	3,787	13,084	2,877	7,077
Interest income	(863)	(319)	(2,315)	(967)
Interest expense	1,817	1,720	5,399	4,744

Income (loss) before income taxes, minority interests, and equity in loss (earnings) of unconsolidated affiliates	2,833	11,683	(207)	3,300
Income tax expense (benefit)	1,102	4,674	(83)	1,330
Minority interests, net of tax	(77)	(2)	(114)	(2)
Equity in loss (earnings) of unconsolidated affiliates, net of tax	(280)	—	247	—

Net income (loss)	$2,088	$7,011	$(257)	$1,972

Net income (loss) per share-basic	$0.07	$0.23	$(0.01)	$0.07

Net income (loss) per share-diluted	$0.07	$0.23	$(0.01)	$0.07

Weighted average common shares outstanding:
Basic	30,370,229	30,132,896	30,272,674	30,132,896

Diluted	30,370,229	30,132,936	30,272,674	30,234,887

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine months ended
	September 30,
	2006	2005
Operating activities:
Net income (loss)	$(257)	$1,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,697	19,520
Non-cash employee compensation expense (revenue)	2,392	(1,553)
Loss on sale of property	953	—
Equity in loss of unconsolidated affiliates	411	—
Minority interests	(190)	(3)
Deferred tax (benefit) expenses	(176)	1,331
Changes in operating assets and liabilities:
Accounts receivable and other assets	1,956	(2,727)
Accounts payable, accrued expenses and other liabilities	(7,716)	(9,741)

Net cash provided by operating activities	16,070	8,799

Investing activities:
Capital expenditures for property and equipment	(77,197)	(95,692)
Cash distributions from unconsolidated affiliates	18,902	—
Investment in affiliates	(357)	—
Proceeds from sale of assets	2,045	—
Increase in restricted cash	(1,257)	(1,295)
Decrease in escrows	554	1,024

Net cash used in investing activities	(57,310)	(95,963)

Financing activities:
Principal payments on long-term debt	(1,360)	(49,597)
Proceeds from issuance of long-term debt	37,938	75,677
Payment of loan costs	(1,160)	(1,678)

Net cash provided by financing activities	35,418	24,402

Net decrease in cash and cash equivalents	(5,822)	(62,762)
Cash and cash equivalents, beginning of period	54,782	79,409

Cash and cash equivalents, end of period	$48,960	$16,647

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$4,527	$3,595
Cash paid for income taxes	$329	$1,128
Non-cash items:
Land contributed for minority interest	$—	$6,660
Construction in process accruals	$5,785	$11,534
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
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of September 30, 2006, we operate seven Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
					Entertainment
	Ownership		Guest	Condo	Area(1)
	Percentage	Opening	Suites	Units	(Approx. sq.ft)

Existing Resorts:
Wisconsin Dells, WI	30%	1997	309	77	102,000
Sandusky, OH	30%	2001	271	—	41,000
Traverse City, MI	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	183	64	54,000
Williamsburg, VA	100%	2005	301 (2)	—	66,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (3)	—	April 2006	406	—	94,000
Resorts Announced or Under Construction:
Mason, OH (4)	84%	Late 2006	401	—	93,000
Grapevine, TX(5)	100%	Late 2007	404	—	98,000
Grand Mound, WA(6)	49%	Early 2008	393	—	78,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa in the resorts that have such amenities.

(2)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion began in May 2006 with expected completion of the waterpark attractions in late 2006 and the additional guest suites in early 2007.

(3)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(4)	We have entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS), to build this resort and attached conference center. We will operate the resort under our Great Wolf Lodge brand and have a majority of the equity in the project. CBS has a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion of the resort in late 2006 and the conference center in early 2007.

(5)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(6)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.
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
     Investment in Affiliates — We use the equity method to account for our investments in unconsolidated joint ventures, as we do not have a controlling interest. Net income or loss is allocated between the partners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.
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
The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended September 30, 2006
Revenues	$35,891	$4,888	$—	$—	$40,779

EBITDA, excluding certain items	9,865	1,741	(120)	(1,269)	$10,217
Depreciation and amortization	(6,294)	—	—	(136)	(6,430)
Interest expense, net	—	—	—	—	(954)

Income before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$2,833

Additions to long-lived assets	27,248	—	—	194	$27,442

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Nine months ended September 30, 2006
Revenues	$101,432	$13,010	$—	$—	$114,442

EBITDA, excluding certain items	26,473	3,879	(268)	(8,510)	$21,574
Depreciation and amortization	(18,336)	—	—	(361)	(18,697)
Interest expense, net	—	—	—	—	(3,084)

Loss before income taxes, minority interests, and equity in loss of unconsolidated affiliates	—	—	—	—	$(207)

Additions to long-lived assets	76,682	—	—	515	$77,197

Total assets	527,692	—	—	114,945	$642,637

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended September 30, 2005
Revenues	$33,150	$—	$25,862	$—	$59,012

EBITDA, excluding certain items	18,032	—	9,082	(7,744)	$19,370
Depreciation and amortization	(6,128)	—	—	(158)	(6,286)
Interest expense, net	—	—	—	—	(1,401)

Income before income taxes, minority interests, and equity in unconsolidated affiliates	—	—	—	—	$11,683

Additions to long-lived assets	39,526	—	—	104	$39,630

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Nine months ended September 30, 2005
Revenues	$86,178	$—	$25,862	$—	$112,040

EBITDA, excluding certain items	26,131	—	9,082	(8,616)	$26,597
Depreciation and amortization	(19,055)	—	—	(465)	(19,520)
Interest expense, net	—	—	—	—	(3,777)

Income before income taxes, minority interests, and equity in unconsolidated affiliates	—	—	—	—	$3,300

Additions to long-lived assets	95,283	—	—	409	$95,692

Total assets	625,756	—	—	23,891	$649,647

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. Goodwill is included in our resort ownership/operation segment.

     Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of the adoption of this statement.
     In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.
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
     We recognized $720 and $2,392, net of estimated forfeitures, in share-based compensation expense (revenue) for the three and nine months ended September 30, 2006, respectively. The total income tax benefit (expense) recognized related to share-based compensation was $288 and $957 for the three and nine months ended September 30, 2006, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of September 30, 2006, total unrecognized compensation cost related to share-based compensation awards was $5,188, which we expect to recognize over a weighted average period of approximately 2.6 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock to employees and directors. At September 30, 2006, there were 1,909,926 shares available for future grants under the Plan.
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
     We recorded stock option expense of $305 and $1,292 for the three and nine months ended September 30, 2006, respectively. The per share weighted average fair value of stock options granted during the nine months ended September 30, 2005 was

$9.38. There were no stock options granted during the nine months ended September 30, 2006. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

Nine months ended
September 30, 2005
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
A summary of stock option activity during the nine months ended September 30, 2006 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Number of shares under option:
Outstanding at beginning of period	1,471,834	$17.45
Granted	—
Exercised	—
Forfeited	(353,333)	$17.03

Outstanding at end of period	1,118,501	$17.58	8.25 years
Exercisable at end of period	418,853	$17.51	8.25 years
At September 30, 2006, all of our option grant prices were above our stock price. Therefore, we believe there was no intrinsic value for our outstanding or exercisable shares at September 30, 2006.
Market Condition Share Awards
     Certain officers and key employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof. During the nine months ended September 30, 2006, 81,820 market condition share awards were granted. No market condition share awards were granted during the three months ended September 30, 2006. Grantees of market condition shares will be eligible to receive shares of our common stock based on our common stock’s performance in calendar year 2006 relative to a small cap stock index, as designated by the Compensation Committee of the Board of Directors. No market condition share awards were outstanding as of September 30, 2005.
     We recorded share based expense of $129 and $353 for the three and nine months ended September 30, 2006, respectively. The per share fair value of market condition shares granted during the nine months ended September 30, 2006 was $5.76 and was determined using a Monte Carlo simulation and the following assumptions:

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
Performance Share Awards
     Certain officers and key employees are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. During the nine months ended September 30, 2006, 27,273 performance share awards were granted. No performance share awards were granted during the three months ended September 30, 2006. Grantees of performance shares will be eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria in 2006. We recorded share based expense of $82 and $228 for the three and nine months ended September 30, 2006, respectively. The per share fair value of performance shares granted during the nine months ended September 30, 2006 was $11.03, which represents the fair value of our common stock on the grant date. No performance share awards were outstanding as of September 30, 2005.
Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of the initial public offering of our common stock in 2004 (the IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based expense (revenue) of ($6) and $214 for the three and nine months ended September 30, 2006, respectively and shared based revenue of $1,307 and $1,553 for the three and nine months ended September 30, 2005, respectively.
Non-vested Shares
     We have granted non-vested shares to certain employees and our directors. Shares vest between three and five years. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested shares balance at beginning of period	15,000	$10.09
Granted	231,000	$11.43
Forfeited	(3,000)
Vested	—

Non-vested shares balance at end of period	243,000	$11.47	$99

     We recorded share based expense of $210 and $305 for the three and nine months ended September 30, 2006, respectively. There were no non-vested shares outstanding at September 30, 2005.
Prior Year Pro Forma Expense
     The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

	Three Months Ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$7,011	$1,972
Compensation expense, SFAS 123 fair value method	(382)	(1,069)

Pro forma net income	$6,629	$903

Pro forma net income per share — basic	$0.22	$0.03
Pro forma net income per share — diluted	$0.22	$0.03
Actual net income per share — basic	$0.23	$0.07
Actual net income per share — diluted	$0.23	$0.07
5. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,	December 31,
	2006	2005
Land and improvements	$31,458	$38,735
Building and improvements	147,986	150,184
Furniture, fixtures and equipment	183,433	167,691
Construction in process	123,390	46,448

	486,267	403,058
Less accumulated depreciation	(36,404)	(17,667)

Property and equipment, net	$449,863	$385,391

Depreciation expense was $6,326 and $6,103 for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense was $18,737 and $16,851 for the nine months ended September 30, 2006 and 2005, respectively.
6. LONG-TERM DEBT
     Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$73,106	$73,979
Sheboygan mortgage loan	28,541	28,939
Mason construction loan	37,937	—
Other mortgage debt	1,523	1,552
Junior subordinated debentures	51,550	51,550
Other Debt:
City of Sheboygan bonds	8,346	8,288
City of Sheboygan loan	3,903	4,020

	204,906	168,328
Less current portion of long-term debt	(2,000)	(1,928)

	$202,906	$166,400

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2006.
     Sheboygan Mortgage Loan — This loan is secured by our Sheboygan resort. The loan matures in January 2008, bears interest at a floating rate of prime plus 200 basis points (total rate of 10.25% as of September 30, 2006), and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the prepayment of the loan principal. We were in compliance with the mortgage loan covenants at September 30, 2006.
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct the Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.97% as of September 30, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with an individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at September 30, 2006.
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
     Future Maturities — Future principal requirements on long-term debt and other long-term liabilities are as follows:

Through
September 30,
2007	$2,000
2008	29,445
2009	39,559
2010	1,742
2011	1,872
Thereafter	130,288

Total	$204,906

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss) attributable to common shares	$2,088	$7,011	$(257)	$1,972
Weighted average common shares outstanding — basic	30,370,229	30,132,896	30,272,674	30,132,896
Weighted average common shares outstanding — diluted	30,370,229	30,132,936	30,272,674	30,234,887
Net income (loss) per share — basic	$0.07	$0.23	$(0.01)	$0.07
Net income (loss) per share — diluted	$0.07	$0.23	$(0.01)	$0.07
     Options to purchase 1,118,501 shares of common stock were not included in the computations of diluted earnings per share for the three months and nine months ended September 30, 2006, because the exercise prices for the options were greater than the average market price of the common shares during that period. There were 109,093 shares of common stock that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006, because the market and/or performance criteria related to these shares had not been met at September 30, 2006.

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
     The following table presents an overview of our portfolio of operating resorts and resorts announced or under construction. As of September 30, 2006, we operate seven Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

						Indoor
						Entertainment
	Ownership		Guest		Condo	Area(1)
	Percentage	Opening	Suites		Units	(Approx. sq.ft)

Existing Resorts:
Wisconsin Dells, WI	30%	1997	309		77	102,000
Sandusky, OH	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	183		64	54,000
Williamsburg, VA	100%	2005	301	(2)	—	66,000
Pocono Mountains, PA	100%	2005	401		—	91,000
Niagara Falls, ONT (3)	—	April 2006	406		—	94,000
Resorts Announced or Under Construction:
Mason, OH (4)	84%	Late 2006	401		—	93,000
Grapevine, TX(5)	100%	Late 2007	404		—	98,000
Grand Mound, WA(6)	49%	Early 2008	393		—	78,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda concept spa in the resorts that have such amenities.

(2)	We plan to add an additional 103 guest suites as well as new waterpark attractions at our Williamsburg property. Construction for the expansion began in May 2006 with expected completion of the waterpark attractions in late 2006 and the additional guest suites in early 2007.

(3)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(4)	We have entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS), to build this resort and attached conference center. We will operate the resort under our Great Wolf Lodge brand and have a majority of the equity in the project. CBS has a minority equity interest in the development. Construction on the resort began in July 2005 with expected completion of the resort in late 2006 and the conference center in early 2007.

(5)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, six-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(6)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.

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
     Outlook. We believe that only Great Wolf Resorts has established a U.S.-wide portfolio of family entertainment resorts featuring indoor waterparks and no other operator or developer has such a portfolio. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. Several of our resorts compete directly with other similar family entertainment resorts.
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to: maximize total resort revenue; minimize costs by leveraging our economies of scale; and build upon our existing brand awareness and loyalty in order to compete more effectively. Our primary external growth strategies are to: capitalize on our first-mover advantage by being the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets; focus on development and strategic growth opportunities by seeking to develop 10-15 resorts over the next six years with us being the sole or partial owner, selectively consider opportunities to sell partial or whole interests in our owned and operating properties, and target selected licensing and joint venture opportunities; and continue to innovate by leveraging our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers.
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
     During the third quarter of 2006, we experienced operating results of key consolidated operating metrics within the ranges we had projected for the period. For the remainder of 2006, we do expect, however, that our Traverse City and Sandusky resorts will continue to be affected by adverse general economic circumstances in the Michigan/Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past two years. The Michigan/Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past year and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 68% of our total resort revenue for the nine months ended September 30, 2006. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
•	Monitoring our historical trends for occupancy and estimating our high occupancy nights;

•	Offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;

•	Structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials;

•	Monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and

•	Offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.
In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.
     We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:
•	Occupancy;

•	Average daily room rate, or ADR;

•	Revenue per available room, or RevPAR;

•	Total revenue per available room, or Total RevPAR;

•	Total revenue per occupied room, or Total RevPOR; and

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA.
     Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:
•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.
     Total RevPAR and Total RevPOR are defined as follows:
•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Total Rev POR is calculated by dividing total revenue by total occupied rooms.

     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2006, approximately 32% of our total resort revenues consisted of non-rooms revenue.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of the adoption of this statement.
     In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.
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
     The following table reconciles net income (loss) to EBITDA for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$2,088	$7,011	$(257)	$1,972
Adjustments:
Interest expense, net	954	1,401	3,084	3,777
Income tax expense (benefit)	1,340	4,675	(172)	1,332
Depreciation and amortization	6,430	6,286	18,697	19,520

EBITDA	$10,812	$19,373	$21,352	$26,601

Results of Operations
    General
     Our results of operations for the three months ended September 30, 2006 and 2005 are not directly comparable due to the opening of our Great Wolf Lodge in the Pocono Mountains in October 2005, and the sale of 70% interests in each of our Wisconsin Dells and Sandusky resorts in October 2005 to a third party.
     Our financial information includes:
•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, and Niagara Falls operating resorts (we sold 70% interests in each of our Wisconsin Dells and Sandusky resorts in October 2005);

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management and license agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
    Three months ended September 30, 2006 compared with the three months ended September 30, 2005
The following table shows key operating statistics for our resorts for the three months ended September 30, 2006 and 2005:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	September 30,	September 30,	September 30,	$	%
	2006	2006	2005
Occupancy	73.4%	73.7%	67.3%	N/A	9.5%
ADR	$242.67	$218.21	$223.19	$(4.98)	(2.2)%
RevPAR	$178.17	$160.76	$150.13	$10.63	7.1%
Total RevPOR	$358.76	$320.43	$327.60	$(7.17)	(2.2)%
Total RevPAR	$263.40	$236.07	$220.37	$15.70	7.1%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2006 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg resorts).
     In 2005 we opened two resorts: our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005. Also in October 2005 we sold 70% equity interests in our Wisconsin Dells and Sandusky resorts to a third party. Following the sale of the 70% interests in these two resorts, we no longer consolidate those resorts’ operations in our operating results, but instead account for them under the equity method, through equity in unconsolidated affiliates. As a result, total revenue, rooms revenue and other revenue for the three month periods ended September 30, 2006 and September 30, 2005 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended September 30, 2006 and 2005:

	Three months ended
	September 30,
			Increase
	2006	2005	(Decrease)
Revenues	$40,779	$59,012	$(18,233)
Operating expenses:
Departmental operating expenses	12,345	11,296	1,049
Selling, general and administrative	9,382	5,173	4,209
Property operating costs	5,313	6,393	(1,080)
Depreciation and amortization	6,430	6,286	144
Cost of sales of condominiums	—	16,780	(16,780)
Net operating income	3,787	13,084	(9,297)
Net interest expense	954	1,401	(447)
Income tax expense	1,102	4,674	(3,572)
Net income	2,088	7,011	(4,923)
     Revenues. Total revenues decreased primarily due to our having no revenue related to sales of condominiums during the three months ended September 30, 2006 when we had such sales revenue in 2005, and by the reduction in resort revenue due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005. These decreases were partially offset by revenues related to the Pocono Mountains resort, which opened in October 2005, and management and other fees and other revenues from managed properties related to our joint venture with CNL Income Properties, Inc. (CNL).
•	Revenue from sales of condominiums at our Wisconsin Dells resort was $25,862 for the three months ended September 30, 2005. We had no similar revenue during the three months ended September 30, 2006.

•	Total revenues for the Pocono Mountains resort for the three months ended September 30, 2006 were $1,210 greater than total revenues for the Wisconsin Dells and Sandusky resorts for the three months ended September 30, 2005. Our Williamsburg resort revenues increased $1,702 for the three months ended September 30, 2006 as compared to September 30, 2005 due to increased marketing efforts.

•	Total management and other fees related to the CNL joint venture were $853 for the three months ended September 30, 2006.

•	Other revenue from managed properties was $3,147 for the three months ended September 30, 2006. We had no similar revenue for the three months ended September 30, 2005.
     Operating expenses. Total operating expenses decreased primarily due to our having no cost of sales of condominiums during the three months ended September 30, 2006 when we had such costs in 2005, and by the reduction in resort expenses due to the sale of our Wisconsin Dells and Sandusky resorts in October 2005. These decreases were partially offset by an increase in expenses related to the Pocono Mountains resort, which opened in October 2005 and other expense from managed properties related to the CNL joint venture.
•	Total departmental operating expenses for the Pocono Mountains resort for the three months ended September 30, 2006 were $559 greater than total departmental expenses for the Wisconsin Dells and Sandusky resorts for the three months ended September 30, 2005.

•	Total selling, general and administrative expenses for the Pocono Mountains resort for the three months ended September 30, 2006 were $733 greater than total selling, general and administrative expenses for the Wisconsin Dells and Sandusky resorts for the three months ended September 30, 2005. During the three months ended September 30, 2006 our corporate selling, general and administrative expenses included increases over the three months ended September 30, 2005 related to share based compensation of $2,027.

•	Total property operating costs (exclusive of opening costs) for the Pocono Mountains resort for the three months ended September 30, 2006 were $712 less than total property operating costs (exclusive of opening costs) for the resorts in Wisconsin Dells and Sandusky for the three months ended September 30, 2005. Opening costs primarily related to our Mason Family, Grapevine and Grand Mound resorts were $1,282 for the three months ended September 30, 2006, as compared to $2,142 for the three months ended September 30, 2005 related to our resorts in the Pocono Mountains and the condominiums in Wisconsin Dells.

•	Total depreciation increased due to the opening of our resort in the Pocono Mountains and additional property and equipment purchases at our other resorts. Total depreciation and amortization for the Pocono Mountains resort for the three months ended September 30, 2006 was $101 greater than total depreciation and amortization for the Wisconsin Dells and Sandusky resorts for the three months ended September 30, 2005.

•	Cost of sales of condominiums of $16,780 relates to the condominiums sold at our Wisconsin Dells resort during the three months ended September 30, 2005. We did not incur similar charges during the three months ended September 30, 2006.
     Net operating income. Net operating income for the three months ended September 30, 2006 decreased $9,297 to $3,787 from $13,084 for the three months ended September 30, 2005.
     Net income. Net income decreased due to the following:
•	A decrease in operating income from $13,084 for the three months ended September 30, 2005 to $3,787 for the three months ended September 30, 2006.

This decrease was partially offset by:
•	A decrease in net interest expense of $447 mainly due to higher interest income in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

•	A reduction of $3,572 in income tax expense recorded in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
     Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005
The following table shows key operating statistics for our resorts for the nine months ended September 30, 2006 and 2005:

	All Properties (a)	Same Store Comparison (b)
	Nine months	Nine months	Nine months	Increase (Decrease)
	ended	ended	ended
	September 30,	September 30,	September 30,	$	%
	2006	2006	2005
Occupancy	67.8%	66.6%	65.5%	N/A	1.7%
ADR	$237.85	$198.48	$206.12	$(7.64)	(3.7)%
RevPAR	$161.29	$132.22	$135.01	$(2.79)	(2.1)%
Total RevPOR	$355.76	$299.71	$306.99	$(7.28)	(2.4)%
Total RevPAR	$241.24	$199.66	$201.08	$(1.42)	(0.7)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2006 and 2005 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, and Sheboygan resorts).
     In 2005 we opened two resorts: our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005. Also in October 2005 we sold 70% equity interests in our Wisconsin Dells and Sandusky resorts to a third party. Following the sale of the 70% interests in these two resorts, we no longer consolidated those resorts’ operations in our operating results, but instead accounted for them under the equity method, through equity in unconsolidated affiliates. As a result, total revenue, rooms revenue and other revenue for the nine month periods ended September 30, 2006 and September 30, 2005 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2006 and 2005:

	Nine months ended
	September 30,
			Increase
	2006	2005	(Decrease)
Revenues	$114,442	$112,040	$2,402
Operating expenses:
Departmental operating expenses	35,913	32,126	3,787
Selling, general and administrative	31,983	19,738	12,245
Property operating costs	14,888	16,799	(1,911)
Depreciation and amortization	18,697	19,520	(823)
Cost of sales of condominiums	—	16,780	(16,780)
Loss on sale of assets	953	—	953
Net operating income	2,877	7,077	(4,200)
Net interest expense	3,084	3,777	(693)
Income tax expense (benefit)	(83)	1,330	(1,413)
Net income (loss)	(257)	1,972	(2,229)

     Revenues. Total revenues increased primarily due to revenues related to the Williamsburg and Pocono Mountains resorts, which opened in March 2005 and October 2005, respectively; and management and other fees and other revenues from managed properties related to our joint venture with CNL Income Properties, Inc. (CNL). These increases were partially offset by there being no revenue related to sales of condominiums during the nine months ended September 30, 2006, as there was for the nine months ended September 30, 2005, and by the reduction in resort revenue due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.
•	Total revenues for the Williamsburg and Pocono Mountains resorts were $59,955 for the nine months ended September 30, 2006 as compared to $13,049 for the nine months ended September 30, 2005.

•	Total management and other fees related to the CNL joint venture were $2,250 for the nine months ended September 30, 2006.

•	Other revenue from managed properties was $9,131 for the nine months ended September 30, 2006. We had no similar revenue for the nine months ended September 30, 2005.

•	Revenue from sales of condominiums at our Wisconsin Dells resort was $25,862 for the nine months ended September 30, 2005. We had no similar revenue during the nine months ended September 30, 2006.

•	Total revenues for the Wisconsin Dells and Sandusky resorts were $29,607 for the nine months ended September 30, 2005.
     Operating expenses. Total operating expenses increased primarily due to the increase in operating expenses in Williamsburg and Pocono Mountains resorts, which opened in March 2005 and October 2005, respectively; and other expense from managed properties related to the CNL joint venture. These increases were partially offset by there being no cost of sales of condominiums during the nine months ended September 30, 2006, as there was for the nine months ended September 30, 2005 and by the reduction in resort expenses due to the sale of our Wisconsin Dells and Sandusky resorts in October 2005.
•	Total departmental operating expenses for the Williamsburg and Pocono Mountains resorts were $21,154 for the nine months ended September 30, 2006 as compared to $5,563 for the nine months ended September 30, 2005. Total departmental expenses for the Wisconsin Dells and Sandusky resorts were $10,892 for the nine months ended September 30, 2005.

•	Total selling, general and administrative expenses for the Williamsburg and Pocono Mountains resorts were $12,782 for the nine months ended September 30, 2006 as compared to $2,644 for the nine months ended September 30, 2005. Total selling, general and administrative expenses for the Wisconsin Dells and Sandusky resorts were $6,620 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 our corporate selling, general and administrative expenses included increases over that of the nine months ended September 30, 2005 related to share based compensation of $3,945, compensation-related expenses of $1,646 due to increased staffing at our corporate office and $1,811 related to professional fees.

•	Total property operating costs (exclusive of opening costs) for the Williamsburg and Pocono Mountains resorts were $5,405 for the nine months ended September 30, 2006. Total property operating costs (exclusive of opening costs) for the resorts in Wisconsin Dells and Sandusky were $4,144 for the nine months ended September 30, 2005. Opening costs related primarily to our Pocono Mountains, Mason Family, Grapevine and Grand Mound resorts and the resort in Niagara Falls were $3,021 for the nine months ended September 30, 2006, as compared to $6,282 for the nine months ended September 30, 2005 related to our resorts in Williamsburg and the Pocono Mountains and the condominiums in Wisconsin Dells.

•	Total depreciation and amortization for the Williamsburg and Pocono Mountains resorts was $9,791 for the nine months ended September 30, 2006 as compared to $5,390 for the nine months ended September 30, 2005. Total depreciation and amortization for the Wisconsin Dells and Sandusky resorts was $5,772 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005 we also had amortization expense of $2,116 related to loan fee write offs. There were no similar write offs during the nine months ended September 30, 2006.

•	Cost of sales of condominiums of $16,780 relates to the condominiums sold at our Wisconsin Dells resort during the nine months ended September 30, 2005. We did not incur a similar charge during the nine months ended September 30, 2006.

•	Loss on sale of real estate of $953 during the nine months ended September 30, 2006 relates to finalization of the accounting for the sale of 70% of our equity interests in the Wisconsin Dells and Sandusky resorts in October 2005. No similar loss was recognized during the nine months ended September 30, 2005.
     Net operating income. Net operating income for the nine months ended September 30, 2006 decreased $4,200 to $2,877 from $7,077 for the nine months ended September 30, 2005.
     Net loss. We had a net loss for the nine months ended September 30, 2006 as compared to net income for the nine months ended September 30, 2005 due to the following:
•	A decrease in operating income from $7,077 for the nine months ended September 30, 2005 to $2,877 for the nine months ended September 30, 2006.
This decrease was partially offset by:
•	A decrease in net interest expense of $693 mainly due to higher interest income during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

•	A reduction of $1,413 in income tax expense recorded in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
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

	Three months ended September 30,			Nine months ended September 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Resort Ownership/Operation
Revenues	$35,891	$33,150	$2,741	$101,432	$86,178	$15,254
EBITDA, excluding certain items	9,865	18,032	(8,167)	26,473	26,131	342

Resort Third-Party Mgmt
Revenues	4,888	—	4,888	13,010	—	13,010
EBITDA, excluding certain items	1,741	—	1,741	3,879	—	3,879

Condominium Sales
Revenues	—	25,862	(25,862)	—	25,862	(25,862)
EBITDA, excluding certain items	(120)	9,082	(9,202)	(268)	9,082	(9,350)

Other
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	(1,269)	(7,744)	6,475	(8,510)	(8,616)	106
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $204,906 and $168,328 as of September 30, 2006 and December 31, 2005, respectively as summarized as follows:

	September 30,	December 31,
	2006	2005
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$73,106	$73,979
Sheboygan mortgage loan	28,541	28,939
Mason construction loan	37,937	—
Other mortgage debt	1,523	1,552
Junior subordinated debentures	51,550	51,550
Other Debt:
City of Sheboygan bonds	8,346	8,288
City of Sheboygan loan	3,903	4,020

	204,906	168,328
Less current portion of long-term debt	(2,000)	(1,928)

Total long-term debt	$202,906	$166,400

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) of the two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2006.
     Sheboygan Mortgage Loan — This loan is secured by our Sheboygan resort. The loan matures in January 2008, bears interest at a floating rate of prime plus 200 basis points (total rate of 10.25% as of September 30, 2006), and is subject to a 20-year principal amortization schedule. The loan has customary covenants associated with a single asset mortgage. There are no prohibitions or fees associated with the prepayment of the loan principal. We were in compliance with the mortgage loan covenants at September 30, 2006.
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct the Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt to consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.97% as of September 30, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with an individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with the loan covenants at September 30, 2006.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2007	$2,000
2008	29,445
2009	39,559
2010	1,742
2011	1,872
Thereafter	130,288

Total	$204,906

Short-Term Liquidity Requirements
     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
     Historically, we have satisfied our short-term liquidity requirements through operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our requirements for working capital, capital expenditures and debt service for the next twelve months.
Long-Term Liquidity Requirements
     Our long-term liquidity requirements consist primarily of funds necessary to pay for:
•	scheduled debt maturities;

•	capital contributions and loans to unconsolidated joint ventures;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	costs associated with the development of new resorts.
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

     Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts. Our capital expenditures for resorts currently operating and under development were $77,196 for the nine months ended September 30, 2006. We expect to have approximately $43,000 of such expenditures in the remainder of 2006 and $123,000 in 2007. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, proceeds from investing activities and new and/or existing mortgage financing on properties being developed.
Off Balance Sheet Arrangements
     We have a joint venture in which we are a limited partner with a 30% ownership interest. We account for this unconsolidated joint venture using the equity method of accounting. At September 30, 2006, the joint venture had aggregate outstanding indebtedness to third parties of approximately $63,000. This loan is a mortgage loan that is non-recourse to us. This joint venture owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. As capital may be required to fund the activities of these resorts, we may be required to fund in the future the joint venture’s share of the costs not funded by the majority owner of the joint venture, the joint venture’s operations or outside financing. Based on the nature of the activities conducted in the joint venture, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long-term. Management does not currently believe that any additional future funding of this joint venture will have an adverse effect on our financial condition, however, as we do not expect to make significant future capital contributions to this joint venture.
Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2006:

	Payment Terms
		Less			More
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years
Debt Obligations(1)	$204,906	$2,000	$69,004	$3,614	$130,288
Operating Lease Obligations	1,274	426	818	30	—
Construction Contracts	65,995	52,950	13,045	—	—

Total	$272,175	$55,376	$82,867	$3,644	$130,288

(1)	Includes $8,346 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,903 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $48,960 of available cash and cash equivalents and working capital of $21,646 (current assets less current liabilities) at September 30, 2006, compared to the $54,782 of available cash and cash equivalents and $33,433 of working capital at December 31, 2005.
Cash Flows

     Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005

			Increase
	2006	2005	(Decrease)
Net cash provided by operating activities	$16,070	$8,799	$7,271
Net cash used in investing activities	(57,310)	(95,963)	38,653
Net cash provided by financing activities	35,418	24,402	11,016
     Operating Activities. The increase in net cash provided by operating activities resulted primarily from the difference in our non-cash employee compensation expense of $2,392 for the nine months ended September 30, 2006, as compared to non-cash employee compensation revenue of $1,553 for the nine months ended September 30, 2005, and in the change in accounts receivable and other assets.
     Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, resulted primarily from a cash distribution of approximately $18,600 from the CNL joint venture representing our share of proceeds from a mortgage loan placed on the joint venture resorts and a decrease in capital expenditures.
     Financing Activities. The increase in net cash provided by financing activities resulted primarily from an increase in loan proceeds net of principal payments in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.
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
     Our earnings are also affected by the changes in our interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. As of September 30, 2006, we had total indebtedness of approximately $204,906. This debt consisted of:
•	$73,106 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$28,541 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate equal to prime plus 200 basis points. The total rate was 10.25% at September 30, 2006.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$37,937 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points. The total rate was 7.97% at September 30, 2006.

•	$8,346 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,903 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

•	$1,523 of other fixed rate debt.
     As of September 30, 2006, we estimate the total fair value of the indebtedness described above to be $14,568 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate and/or LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $667 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $667 annually.
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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2006. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weakness related to controls around the determination and reporting of the provision for income taxes, as described below. As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified a material weakness in our internal control over financial reporting related to the collection of sufficient and reliable data necessary to determine the deferred tax accounts and income tax provision in circumstances where we have entered into significant non-routine business transactions. As of September 30, 2006, we have not fully remediated this material weakness. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our 2006 annual tax provision, we anticipate that this material weakness may continue to exist through the end of 2006 or later.
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
Changes In Internal Control
          During the period covered by this quarterly report on Form 10-Q, other than as noted above in this item 4, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 9-K filed September 18, 2006)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	Loan Agreement, dated July 28, 2006, between Great Wolf Lodge of Grapevine, LLC, as borrower and Merrill Lynch Capital and HSH Nordbank, as lender (incorporate by reference to Exhibit 99.1 to the Company’s Current Report on Form 9-K filed July 31, 2006)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder

James A. Calder
Chief Financial Officer
(Duly authorized officer)
(Principal Financial and Accounting Officer)
Dated: November 6, 2006