Form 10-K
period 2006-12-31
Great Wolf Resorts, Inc.
filed 2007-03-07
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2006
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

As of June 30, 2006, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $342,125,111 based on the closing price on the NASDAQ National Market for such shares.

The number of shares outstanding of the issuer’s common stock was 30,562,550 as of March 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than April 30, 2007.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

Overview and Development

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its wholly-owned subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.

We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resort brand names. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

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

We own and operate seven Great Wolf Lodge resorts (our signature northwoods-themed resorts), four of which we own 100%, one of which is owned by a joint venture in which we have an 84% interest, two of which are owned by a joint venture in which we have a 30% interest, and one Blue Harbor Resort (a nautical-themed property), of which we own 100%. We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned by an affiliate of Ripley Entertainment Inc., or Ripley’s. We anticipate that most of our future resorts will be developed under our Great Wolf Lodge brand, but we may develop additional nautical-themed or other resorts in appropriate markets.

We are a Delaware Corporation formed in May 2004 to succeed to the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc. and a number of its related entities. We refer to these entities collectively as Great Lakes. Great Lakes developed and operated hotels between 1995 and December 2004. In 1999, Great Lakes began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, Great Lakes opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, Great Lakes opened the Blue Harbor Resort in Sheboygan, Wisconsin. Immediately prior to the closing of our initial public offering of common stock, which we refer to as the IPO, Great Lakes had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania. Our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005.

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

Financial information regarding our reportable segments during 2006 may be found in Note 2 of our Notes to Consolidated and Combined Financial Statements.

Properties — Overview

The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of December 31, 2006, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

						Indoor
	Ownership					Entertainment
	Percentage	Opening	Guest Suites		Condo Units	Area(1)
						(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(2)	30%	1997	309		77	102,000
Sandusky, OH(2)	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	182		64	54,000
Williamsburg, VA	100%	2005	301	(3)	—	78,000
Pocono Mountains, PA	100%	2005	401		—	91,000
Niagara Falls, ONT(4)	—	April 2006	406		—	94,000
Mason, OH(5)	84%	December 2006	401		—	93,000
Resorts Under Construction:
Grapevine, TX(6)	100%	Late 2007	404		—	98,000
Grand Mound, WA(7)	49%	Early 2008	398		—	78,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda spa in the resorts that have such amenities.

(2)	In 2005, we formed a joint venture with CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired our Wisconsin Dells and Sandusky resorts. CNL owns a 70% interest in the joint venture, and we retained a 30% interest. CNL paid us approximately $80 million for its 70% ownership interest. We continue to operate the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of 104 additional guest suites, conference center space and waterpark attractions began in May 2006. The additional waterpark attractions were completed in December 2006. We expect to complete the additional guest suites and conference center space in Spring 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We have entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS), to build this resort and attached conference center. We operate the resort under our Great Wolf Lodge brand and have a majority of the equity in the project. CBS has a minority equity interest in the development. This resort opened in December 2006. The conference center is expected to be completed in March 2007.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, eight-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.

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

Guest Suites.  All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet. Substantially all of the rooms in our resorts also include a private deck or patio, although a lower percentage of rooms in our Grapevine and Grand Mound resorts will include this type of amenity. Our resorts offer up to nine room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to seven people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin® suites that feature a log cabin bunk bed room, our Wolf Den suites that feature a themed den enclosure with bunk beds and our KidKamp suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear suite, which has a separate bedroom with a king bed, a large dining and living area and can accommodate up to eight people. Our guest suites have wallpaper, artwork and linens that continue the northwoods theme and provide for full room service, pay-per-view movies and pay-per-play video games.

Indoor Waterparks.  Our existing Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 78,000 square feet and have a northwoods theme, including, decorative rockwork and plantings, all of which is contained in a five-story or taller wooden beam structure. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse waterfort. The fort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our Blue Harbor Resort has a 43,000 square-foot Breaker Bay waterpark including our 12-level Lighthouse Pier waterfort featuring a 1,000-gallon tipping ship.

Our waterparks also feature high-speed body slides and inner tube waterslides that wind in and out of the building into a splash-down pool, smaller slides for younger children, zero-depth water activity pools for young children with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and two large free-form hot tubs, one of which is for adults only. Each waterpark is constructed with a special nonslip floor surface for maximum traction and has ample deck space and good sight lines to enhance parental oversight. Our resorts under construction will have indoor waterparks ranging in size from approximately 56,000 to 76,000 square feet.

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

The safety of our guests is a primary focus in our waterparks. Our lifeguards receive one of the highest levels of training and certification in the industry, provided by Jeff Ellis & Associates, Inc. (Ellis & Associates), an international aquatic safety consulting company. Ellis & Associates conducts quarterly unannounced safety inspections at each of our resorts to ensure that proper safety measures and procedures are maintained. All of our on duty lifeguards perform daily training exercises under the supervision of a certified instructor. We also encourage our lifeguards to obtain EMT certification, and we reimburse them for the costs of the training.

Our indoor waterparks are generally open from 8:30 a.m. until 10:00 p.m. seven days a week and admission is generally only available to resort guests. Our general guests-only policy, which is in effect at all of our resorts other than our Sheboygan resort, allows our guests to avoid the long lines and other inconveniences of daily admission-based waterparks.

Amenities.  Each of our existing resorts features, and each of our resorts under construction will feature, a combination of the following amenities. Some of the amenities described below have different names at certain of our Great Wolf Lodge resorts. Our Blue Harbor resort amenities have similar appropriate nautical-themed names.

•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grill, with a life-sized sea plane suspended over the dining area, Lumber Jack’s Cook Shanty, the Loose Moose Bar & Grill, and the Camp Critter Bar & Grille, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grille and Rusty Anchor Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts, with the exception of our Sandusky resort, has a Bear Claw Café ice cream shop and confectionery that provides sandwiches, Starbucks® coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterparks.

•	Gift Shop. Each of our resorts has a Buckhorn Exchange or Precious Cargo gift shop that provides unique themed gifts, including Great Wolf Lodge logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Aveda or Cameo spa that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments, as well as yoga classes and a wide selection of Aveda products.

•	Game Arcade. Our Youkon Jack’s or Northern Lights game arcades range in size from approximately 3,900 to 7,000 square feet, have over 70 games of skill and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Club. Our Cub Club rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Cub Club is a frequent guest program for our younger guests. Cub Club membership is open to all children who have stayed at one of our resorts and includes a periodic newsletter, exclusive offers, rewards for each stay and a free meal and dessert when members visit during their birthday month. We currently have approximately 40,000 Cub Club members. Our Blue Harbor Resort features a Crew Club frequent guest program and activities that are similar to our Cub Club.

•	Animated Clocktower. Each of our Great Wolf Lodge resorts has a two-story animated clocktower located in the resort’s main atrium lobby. The clocktower provides daily theatrical entertainment through talking and singing trees, animals and northwoods figures. Our Blue Harbor Resort features a 2,000-gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September. Our Wisconsin Dells resort also has outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment and weight-lifting machines with numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting rooms ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City, Niagara, Williamsburg, and Pocono Mountains resorts. Our resorts under development or construction will have meeting, or conference space ranging in size from approximately 9,000 to 40,000 square feet.

•	Conference Facility. Our Blue Harbor Resort features an approximately 21,000 square-foot attached conference facility that provides spaces ranging from approximately 1,000 square feet to 10,000 square feet for a number of different types of conferences and conventions. Our Mason resort will feature a state-of-the-art 40,000 square-foot conference center, which will include an expansive Grand Ballroom, flexible meeting spaces, an executive boardroom, audio visual systems, and multiple pre-function concourses including an outdoor patio.

•	Wiley’s Woods. Wiley’s Woods is an interactive indoor live video game in a four-story, approximately 16,000 square-foot structure located at our Wisconsin Dells resort. Children ages three and older wear electronic wrist bands and gain points by navigating slides, bridges, nets and mazes and performing a variety of tasks on over 60 machines and gadgets. Admission to Wiley’s Woods is free for all resort guests and is open to the public for a fee.

•	MagiQuest. Our Pocono Mountains and Williamsburg resorts feature a MagiQuest® attraction. MagiQuest is a high-tech, interactive fantasy entertainment game that guests can play throughout the resort. We are evaluating the desirability of adding this attraction to some of our other resorts.

•	Minigolf. Our Niagara and Kansas City resorts features a custom-designed, outdoor 18 hole miniature golf course. We are evaluating the desirability of adding this attraction to some of our other resorts.

Operating Properties

The resorts we currently operate are located in Wisconsin Dells, Wisconsin; Sandusky, Ohio; Traverse City, Michigan; Kansas City, Kansas; Williamsburg, Virginia; Pocono Mountains, Pennsylvania; Niagara Falls, Ontario; Mason, Ohio, and Sheboygan, Wisconsin.

Great Wolf Lodge of Wisconsin Dells, Wisconsin

Our Great Wolf Lodge, located on 16 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by Great Lakes in 1999. In October 2005, we sold this resort to our joint venture with CNL Income Properties, Inc. We have a 30% interest in that joint venture.

Wisconsin Dells is a renowned family vacation destination that features a number of entertainment options, including amusement parks, museums, live entertainment and other indoor waterparks. According to the 2007 Travel & Tourism Market Research Handbook, the Wisconsin Dells area attracts over 2.9 million visitors each year and in 2006 visitor expenditures were an estimated $840,000. Wisconsin Dells is within a one-hour drive from Madison, Wisconsin; a two-hour drive from Milwaukee, Wisconsin; and a three and one-

half hour drive from Chicago, Illinois. According to Applied Geographic Solutions, Inc., there are approximately 16.4 million people who live within 180 miles of the resort.

Great Wolf Lodge of Wisconsin Dells has 309 guest suites, with an additional 77 individually owned, one to four bedroom condominium units located adjacent to the resort, on a six-acre land parcel, and an approximately 76,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including a themed restaurant, Loose Moose Bar & Grill, Bear Claw Café ice cream shop and confectionery, Youkon Jack’s game arcade, Buckhorn Exchange gift shop, full-service Aveda spa, Wiley’s Woods, and meeting rooms. The resort also includes non revenue-generating amenities, such as an animated two-story clocktower, Cub Club room and Iron Horse fitness center.

We currently manage, on behalf of the CNL joint venture, the rental of all of the condominium units at this resort. The CNL joint venture receives a rental management fee of approximately 38% of gross revenue, after deduction of certain expenses. In addition, the CNL joint venture receives reimbursement of certain waterpark and other expenses from the condominium association.

Great Wolf Lodge of Sandusky, Ohio

In March 2001, we opened our Great Bear Lodge® in Sandusky, Ohio, which has the same theming as each of our Great Wolf Lodge resorts and was re-named the Great Wolf Lodge of Sandusky in May 2004. In October 2005, we sold this resort to our joint venture with CNL Income Properties, Inc. We have a 30% interest in that joint venture.

Sandusky is a family destination near Cleveland, Ohio that is well known for its amusement parks. According to the Sandusky/FIB Erie County Visitors and Convention Bureau, Sandusky attracts approximately eight million visitors each year. Sandusky is within a one-hour drive from Cleveland, Ohio; a two-hour drive from Detroit, Michigan; a two and one-half-hour drive from Columbus, Ohio; and a three-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 22.9 million people who live within 180 miles of the resort.

Great Wolf Lodge of Sandusky is located on approximately 15 acres and has 271 guest suites and an approximately 34,000 square-foot indoor waterpark that includes our signature treehouse waterfort, tube slides, body slides, hot tubs and a lazy river. The resort offers a number of revenue-enhancing amenities, including our Gitchigoomie Grill and Lumber Jack’s Cook Shanty themed restaurants, Northern Lights game arcade, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story clock tower, Cub Club room and Iron Horse fitness center.

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

Great Wolf Lodge of Traverse City is located on approximately 48 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse waterfort and Howling Wolf family raft. The resort offers a number of revenue-enhancing amenities, including our Camp Critter Bar & Grille and Loose Moose Cottage themed restaurants, Northern Lights game arcade, full-service Aveda spa, Bear Claw Café ice cream shop and confectionery, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story clocktower, Cub Club room and Iron Horse fitness center.

Great Wolf Lodge of Kansas City, Kansas

In May 2003, we opened our Great Wolf Lodge in Kansas City, Kansas as part of the Village West tourism district that includes a Cabela’s superstore, Nebraska Furniture Mart and the Kansas NASCAR Speedway. According to the 2007 Travel & Tourism Market Research Handbook, Kansas City attracts approximately five million visitors each year. Kansas City is within a one-hour drive from Topeka, Kansas; a two and one-half hour drive from Jefferson City, Missouri; and a three-hour drive from Lincoln, Nebraska. According to Applied Geographic Solutions, Inc., there are approximately 6.7 million people who live within 180 miles of the resort.

Great Wolf Lodge of Kansas City is located on approximately 17 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including our Camp Critter Bar & Grille themed restaurant, Bear Claw Café ice cream shop and confectionery, full-service Aveda spa, Northern Lights game arcade, Buckhorn Exchange gift shop and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story clocktower, Cub Club room and Iron Horse fitness center.

Blue Harbor Resort of Sheboygan, Wisconsin

In June 2004, we opened our Blue Harbor Resort on an approximately 12-acre property on the shores of Lake Michigan in Sheboygan, Wisconsin. Sheboygan is a family vacation destination featuring lake activities and golf. Due to the nature of Sheboygan as a family vacation destination on the water, we designed this resort with a nautical theme rather than our typical northwoods lodge theme. This resort is styled as a grand beach resort and decorated in a manner consistent with that theme, including a nautical themed lobby and specialty rooms such as the KidAquarium Suite with bunk beds surrounded by walls of deep blue sea and schools of fish and the Boathouse Suite with rowboat bunk beds. According to the Sheboygan Convention and Visitors Bureau, visitors to Sheboygan County spent approximately $283,000 in 2005. Sheboygan is within a one-hour drive from Milwaukee and Green Bay, Wisconsin; a two-hour drive from Madison, Wisconsin; a three-hour drive from Chicago, Illinois; and a four-hour drive from Dubuque, Iowa. According to Applied Geographic Solutions, Inc., there are approximately 18.7 million people who live within 180 miles of the resort.

Blue Harbor Resort has 182 guest suites, with an additional 64 individually-owned, two and four bedroom condominium units located adjacent to the resort, and an approximately 43,000 square-foot Breaker Bay indoor waterpark with a 12-level Lighthouse Pier waterfort. The resort offers a number of revenue-enhancing amenities, including our nautical-themed On the Rocks Bar & Grille and Rusty Anchor Buffet restaurants, Sweetshop Landing ice cream shop and confectionery, full-service Aveda spa, Northern Lights game arcade and Precious Cargo gift shop. This resort also has an approximately 21,000 square-foot attached conference facility capable of seating 1,000 people. The resort offers non revenue-generating amenities such as our 2,000 gallon hand-blown glass water fountain featuring a music and light show, Crew Club for kids and Ship Shape Place fitness center. Admission to the indoor waterpark is available to residents of Sheboygan County for a fee.

We currently manage the rental of substantially all of the condominium units at this resort. We receive a rental management fee of approximately 38% of gross revenue. In addition, we receive reimbursement of certain waterpark expenses through the condominium association.

Great Wolf Lodge of Williamsburg, Virginia

In March 2005, we opened our Great Wolf Lodge in Williamsburg, Virginia on an 83-acre site. Williamsburg is a popular family vacation destination with amusement parks, waterparks and other entertainment attractions. According to the 2007 Travel & Tourism Market Research Handbook, the Williamsburg area attracts 4 million visitors each year, which bring in an estimated $632,000 in visitor spending. Williamsburg is a one-hour drive from Richmond, Virginia; a two and one-half-hour drive from Washington, D.C.; a three-hour drive from Baltimore, Maryland; and a three and one-half-hour drive from Raleigh, North Carolina. According to Applied Geographic Solutions, Inc., there are approximately 16.6 million people who live within 180 miles of the resort.

The resort occupies approximately 36 acres of the site. We may sell a portion of the excess land as out-lots and retain the remaining acreage to support future expansion of the resort.

Great Wolf Lodge of Williamsburg has 301 guest suites and an approximately 67,000 square-foot indoor waterpark that includes our signature treehouse waterfort. We are currently constructing an expansion of 104 additional rooms as well as a conference center that will be approximately 10,000 square-feet. The resort offers a number of revenue-enhancing amenities, including themed restaurants, a full-service Aveda spa, game arcade, Bear Claw Café ice cream shop and confectionery, gift shop, MagiQuest and approximately 7,000 square feet of meeting rooms. The resort offers non revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center.

Great Wolf Lodge of the Pocono Mountains

In October 2005, we opened our Great Wolf Lodge in the Pocono Mountains on a 95-acre site near Stroudsburg, Pennsylvania. The Pocono Mountains area is a popular family vacation destination featuring family-oriented attractions and recreational activities. According to the 2007 Travel & Tourism Market Research Handbook, the Pocono Mountains region attracts approximately eight million visitors each year. The resort is located within a one and one-half-hour drive from New York, New York; a two- hour drive from Philadelphia, Pennsylvania; a three and one-half hour drive from Baltimore, Maryland and a four-hour drive from Washington, D.C. According to Applied Geographic Solutions, Inc., there are approximately 44.3 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 78,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including a themed restaurant and bar and grille, full-service Aveda spa, game arcade, gift shop, MagiQuest and approximately 7,900 square feet of meeting rooms. The resort also includes non revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center.

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

In April 2006, we opened the Great Wolf Lodge in Niagara Falls. Niagara Falls is a popular family vacation destination. According to the City of Niagara Falls, Ontario website, Niagara Falls attracts over 14 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; and a two and one-half-hour drive from Syracuse, New York. According to Applied Geographic Solutions, Inc., there are approximately 8.2 million people in the United States and 9.6 million people in Canada, who live within 180 miles of the resort.

Great Wolf Lodge of Niagara Falls has 406 guest suites with an approximately 82,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants, ice cream shop and confectionery, full-service Aveda spa, game arcade, gift shop and meeting space. The resort also includes non revenue-generating amenities such as a two-story animated clocktower, Cub Club room and fitness center.

Great Wolf Lodge of Mason, Ohio

In December 2006, we opened our Great Wolf Lodge in Mason, Ohio on a 39-acre land parcel at Kings Island, in Mason, Ohio. We will operate the resort under the Great Wolf Lodge brand and have a majority equity position in the project. A unit of CBS Corporation owns a minority equity interest in the development as a result of contributing the land needed for the resort. Mason is a popular family destination featuring family-oriented attractions and recreational activities. According to the 2007 Travel & Tourism Market Research Handbook, the Mason/Cincinnati metro area attract five million visitors per year, which brings in an estimated $3,400,000 in visitor spending. The resort is located within a thirty-minute dive from Cincinnati, Ohio. According to Applied Geographic Solutions, Inc., there are approximately 16.4 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of Mason, Ohio has 401 guest suites and an approximately 75,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including family restaurants, a full-service Aveda spa, game arcade, gift shop, and confectionery. The resort also includes non revenue-generating amenities such as a fitness center and outdoor recreation area. In March 2007 we expect to open a state-of-the-art 40,000 square-foot conference center, including an expansive Grand Ballroom, flexible meeting spaces, an executive boardroom, audio and visual systems, and multiple pre-function concourses including an outdoor patio.

Properties Under Construction

Great Wolf Lodge of Grapevine, Texas

In 2005, we purchased a 51-acre site in Grapevine, Texas, for development of a Great Wolf Lodge resort. Grapevine is a popular family destination featuring family-oriented attractions and recreational activities. The resort will be a thirty-minute drive from Dallas and Fort Worth. The Dallas and Fort Worth region is the 7th largest market area in the United States, and the resort will have a higher population within a 60-mile radius than any existing Great Wolf Lodge resort.

Upon completion, Great Wolf Lodge of Grapevine, Texas will have 404 guest suites and an approximately 76,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including family restaurants, a full-service Aveda spa, game arcade, gift shop and confectionery. The resort will also include non revenue-generating amenities such as a fitness center and outdoor recreation area. We anticipate that this resort will open in late 2007.

Great Wolf Lodge of Grand Mound, Washington

In 2005, we entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. We expect that we will operate the resort under the Great Wolf Lodge brand, that The Confederated Tribes of the Chehalis Reservation will lease the land needed for the resort on very favorable terms, and that both parties will maintain equity positions in the joint venture. Construction on the resort began in October 2006. The resort will be the first family destination vacation resort with an indoor waterpark in the Pacific Northwest. Chehalis is an hour and half drive from Seattle, Washington and Portland, Oregon. There are approximately 7.7 million people who live within 180 miles of the resort.

Upon completion, Great Wolf Lodge of Chehalis, Washington will have 393 guest suites and an approximately 56,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including family restaurants, a full-service Aveda spa, game arcade, gift shop, confectionery and an approximately 30,000 square-foot conference center. The resort also will include non revenue-generating amenities such as a fitness center and outdoor recreation area. We anticipate that this resort will open in early 2008.

Business and Growth Strategies

Our primary business objective is to increase long-term stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to:

•	Increase Total Resort Revenue. We intend to increase total resort revenue by increasing:

•	Average Room Rate: We plan to increase our average room rate over time by driving demand for our resorts and focusing on yield management techniques. We intend to increase demand through intelligent sales, marketing and public relations efforts, by increasing our visibility and by enhancing our brand image. We plan to employ our yield management techniques to project demand in order to effectively direct our sales and marketing efforts and selectively increase room rates. We believe that our focus on optimizing the relationship between room rates and occupancies will allow us to maximize profitability.

•	Average Occupancy: We intend to maintain high occupancy levels during peak times and will focus on increasing our off-peak occupancies. Our off-peak occupancy levels generally occur in May, September and during the middle of the week. Our occupancy levels are affected by school calendars, with the summer months, weekends, spring break period and other school holidays achieving the highest occupancy levels. We will continue to seek to improve off-peak occupancy levels by holding special events and targeting group sales and conferences.

•	Other Revenue: We provide our guests with a self-contained vacation experience and attempt to capture a significant portion of their spending on food and beverage, entertainment and merchandise. Each of our resorts generally contains at least one themed restaurant, an ice cream shop and confectionery, snack shop, an Aveda spa, gift shop and game arcade. The average non-room revenue, including the revenue from these amenities, was approximately $122 per occupied room night for the year ended December 31, 2006. By providing these additional revenue-generating amenities, we seek to maximize the amount of time and money spent on-site by our guests. We have also entered into a number of co-marketing agreements with strategic partners and expect to enter into additional co-marketing agreements in the future in order to increase other revenue.

•	Leverage Our Economies of Scale. We will take advantage of the following economies of scale:

•	Increased Purchasing Power: We intend to capitalize on our increasing purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. As the number of resorts we own and operate increases, we expect to be able to leverage our increased buying volume and power to obtain more advantageous and predictable pricing on commodity goods and services. We have entered into an arrangement with a nationally-recognized hospitality procurement company to further leverage our buying power. In addition, we intend to continue to manage increases and fluctuations in the cost of electricity, water and natural gas for our resorts by entering into volume-based contracts where we are able to do so.

•	Centralized Services: By centralizing certain of our services, we focus on decreasing our per-unit costs, increasing our control over those services and be in a position to deliver a greater quality of service to our customers. For example, our central reservations call center operates every day of the year, has approximately 144 full and part-time employees and accepts reservations for all of our resorts. The call center also has the capacity to efficiently handle high call volumes and should require only limited additional incremental costs over the next several years as we increase our portfolio of resorts.

•	Build Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our captivating northwoods exterior, to our signature treehouse waterfort, to our mascots and recognizable logos and merchandise. We believe we have fostered strong customer and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

Our primary external growth strategies are to:

•	Capitalize on First-Mover Advantage. We intend to be the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets. We intend to continue to leverage our development expertise, existing platform and model and our access to capital to take advantage of the significant barriers to entry associated with the development of large family entertainment resorts with indoor waterparks like our Great Wolf Lodge resorts. We will seek to set the standard for quality, build on visible sites and capitalize on the opportunity to be located near other popular local attractions that draw our target customers. We believe that the combination of our first mover advantage and the significant barriers to entry in our target markets provide us with a competitive advantage.

•	Focus on Development and Strategic Growth Opportunities. Family entertainment resorts featuring indoor waterparks are a relatively new concept and a growing segment of the resort and entertainment industries. We intend to focus on this growth opportunity by:

•	Building in Target Markets: We intend to develop additional resorts, including resorts in major domestic markets with us as the sole or majority owner, as well as licensed or minority-owned resorts in secondary U.S. and/or international markets. A new resort, from market selection to opening, can take over four years to develop and build. We believe that our experience will enable us to more efficiently develop and build new resorts in our target markets.

•	Selective Sales of Ownership Interests/Recycling of Capital: We will selectively consider opportunities to sell partial or whole interests in one or more of our owned and operated properties, as we did in our CNL joint venture. We intend to continue to manage all of our branded Great Wolf Lodge resorts, and we will consider transactions that allow us to maintain our management/licensing position at a resort while realizing value created through our development expertise. In those situations, we expect then to recycle capital generated by such transactions for investment in future growth opportunities.

•	Licensing Our Resort Concept Internationally: We plan to selectively seek licensing and management opportunities internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we intend to enter into license and management agreements with reputable companies that have local market knowledge in order to increase revenues and expand the reach of our Great Wolf Lodge brand.

•	Forming Strategic Partnerships: We will consider strategic partnerships on a selective basis. For example, we have entered into joint ventures with a unit of CBS Corporation, CNL Income Properties, and The Confederated Tribes of the Chehalis Reservation.

•	Expanding and Enhancing Existing Resorts: We intend to continue to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending to certain of our resorts and meet our target returns, including non-water based attractions. We also intend to continue to evaluate incremental revenue-generating opportunities, such as expanding the number of rooms and adding condominium units at certain of our resorts. In addition, we will consider adding conference centers at existing resorts to capture convention and other business travel revenue.

•	Continue to Innovate. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention.

Our Competitive Strengths

We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in North America. Our competitive strengths include:

•	Unforgettable Family Resort Experience. Each of our resorts provides a welcome opportunity for families to spend quality time together, relax and reconnect. In addition to our indoor waterparks, our resorts provide other activities and amenities that the entire family can enjoy together. Our family amenities and activities include themed restaurants, a game arcade, ice cream shop and confectionery, gift shop, snack shop, animated clocktower and fireside bedtime stories. We also have amenities and activities tailored to each member of the family, including our full-service Aveda spa, Cub Club for kids and fitness room. Our resorts also offer special events, including seasonal and holiday activities, wild animal and nature educational programs and other special events. We believe that our focus on delivering an unforgettable family resort experience appeals to our target customers and results in repeat visits and referrals. For the year ended December 31, 2006, we generated approximately 49% of our room revenue from repeat visitors and referral guests.

•	Value, Comfort and Convenience. Guest rooms at each of our resorts are spacious and comfortable suites that generally range in size from approximately 385 square feet to 1,970 square feet and include a wet bar, microwave, refrigerator and dining and sitting area. Many of the suites have specific themes that are geared toward enhancing our younger guests’ experience, including our KidCabin and Wolf Den Suites, which have a partitioned room with bunk beds designed as log cabins and northwoods forest dens, respectively. All of our resorts are within a convenient driving distance of our large target customer bases. Because our indoor waterparks and our other amenities generally are not impacted by weather conditions, we offer our guests a reliable experience. On average, a two-night stay at our resorts costs a family of four approximately $700, making it a very affordable family vacation option.

•	Favorable Market Trends. We believe recent vacation trends favor our Great Wolf Lodge concept as the number of families choosing to take shorter, more frequent vacations that they can drive to have increased in recent years. We believe that these trends will continue and that we are well positioned to take advantage of them. We believe our resorts are less affected by changes in economic cycles, as drive-to destinations are less expensive and more convenient than destinations that require air travel. In addition, we have identified over 50 markets in the United States that, according to Third Wave Research, each has a population in excess of five million people located within a convenient driving distance.

•	Market Presence and Barriers to Entry. We are the largest owner and operator of family entertainment resorts with indoor waterparks in North America based on the number of resorts in operation. We believe this market presence gives us a significant competitive advantage in attracting guests and efficiently developing additional resorts. In addition, we believe the significant barriers to entry present in our industry segment, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a difficult, multi-year permitting process, discourage other companies in the lodging and entertainment industries from developing similar family entertainment resorts. A new Great Wolf Lodge resort typically takes from one to three years to develop, which includes market selection, site selection and permitting, an additional 15 to 18 months to build and costs in excess of $100,000.

•	Focus on Safety. We invest heavily in safety measures in the design and operation of our resorts. For example, we specifically design our waterparks with attention to sightlines and safety precautions and use one of the most respected training methods in the water safety industry to train each of our lifeguards. We design and construct our indoor waterparks with state-of-the-art air quality and water treatment systems. We also maintain and periodically upgrade our facilities to ensure that we provide our guests with best-in-class safety measures and systems.

•	Experienced Management Team and Committed and Motivated Staff. Our senior management team has significant experience in the hospitality, family resort and real estate development industries and

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

Industry Overview

We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 17 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept, including the Wilderness Hotel & Golf Resort, Treasure Island, Raintree Resort, Kalahari and the Great Wolf Lodge (formerly known as the Black Wolf Lodge), which Great Lakes purchased in 1999.

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

No standard industry definition for a family entertainment resort featuring an indoor waterpark has developed. A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that the number of indoor waterpark destination resorts has grown from 29 available properties as of year-end 2005 to 41 available properties as of year-end 2006. Most of our resorts are located in well-established, traditional drive-to family vacation destinations, which allow us to leverage the popularity of these destinations by offering a complementary entertainment option to existing venues and a high-quality family resort alternative. In addition, many of these destinations offer beaches, theme parks, waterparks, amusement parks and many other forms of outdoor activities that are only available on a seasonal basis. Within our enclosed resort environment, our guests can enjoy a total resort experience year round, regardless of weather conditions.

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

Prior to assuming responsibility for a resort, general managers and assistant general managers undergo a proprietary management training program designed to familiarize each trainee with various facets of our management, operations and development programs. The program also emphasizes our guest service policies and provides hands-on operating experience at the resort level. Our management training program is intended to train assistant managers to become future general managers.

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

Training and Development

We believe that our ability to provide a warm family atmosphere where families can relax, play and reconnect begins with our people and their ability to deliver quality customer service. We seek to recruit, train and retain employees who will make sure that our guests enjoy their stay, and we seek to promote from within our company. Each new resort employee undergoes a week-long orientation program and is paired with a more veteran employee for a month so that the new employee can learn more about our resorts, our culture and how we strive to provide the best possible customer service. Our employees are committed to our success and focused on ensuring a memorable experience for each of our guests. We believe that our high level of customer service sets us apart and promotes valuable referrals and repeat visits.

Sales and Marketing

We place a significant emphasis on the sales and marketing of our family-focused resorts. We work together with a third-party consulting firm to analyze the demographics of our markets and to identify potential guests for targeted marketing, both within our primary market areas and beyond those areas to attract occasional or seasonal travelers. We market to these potential customers through a combination of television, radio, newspaper and direct mail advertising, including advertising through local chambers of commerce and convention and visitors bureaus. We also rely upon repeat guests and guest referrals, as well as brand recognition and the visibility of the resorts themselves, which are located along major highways in high traffic areas. In addition, our engaging website offers detailed information about our resorts, including virtual tours and room layouts.

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

We maintain an in-house sales force and graphic arts department. Our experienced staff develops products and promotions for use in merchandising and marketing promotions. We also engage in cross-marketing, promotions and co-marketing arrangements with major vendors. We have received numerous awards for our general advertising, website, print media, radio commercials and sales presentations.

We have developed Cub Club, a frequent guest program for children. Membership is available to all children who have stayed at one of our resorts. The benefits of the program include coupons and other incentives, a periodic newsletter, access to the Cub Club activity rooms at each of our resorts and special offers to children who visit during their birthday month. Our Blue Harbor Resort features a Crew Club program for children, similar to the Great Wolf Lodge resorts’ Cub Club.

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

Our senior management and the individual resort personnel evaluate the risk aspects of each resort’s operation, including potential risks to the public and employees and staff. Each resort has full-time maintenance employees on staff that ensure building quality and fulltime aquatics maintenance employees that ensure the ride safety and air and water quality inside the resort’s indoor waterpark. We use a state of the art filtration system and ozonators to balance the water and air quality within the waterpark in order to accommodate fluctuating quantities of visitors.

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

Based upon these criteria, we have identified over 50 markets as potential locations for our resorts.

Once we have identified a market that meets our development criteria, we search for potential sites. Acceptable sites which may be difficult to find in some areas. We then perform initial analyses of the permitting process and access to utilities, before acquiring a sufficient amount of land from one or more landowners. Based upon the target customer base of the market, we develop initial specifications for the resort, such as the number of guest suites and size of the indoor waterpark and other amenities. We also formally begin the potentially lengthy and difficult process of obtaining the necessary approvals and permits from the appropriate local governmental bodies, including the necessary water rights and environmental permits. Once the permitting process is complete, we secure financing for the project and begin construction on the resort. This overall development process generally takes from two to four years.

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

A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that the number of indoor waterpark destination resorts has grown from 29 available properties as of year-end 2005 to 41 available properties as of year-end 2006.

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

In most of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. However, in Wisconsin Dells, Wisconsin, where indoor waterparks were first introduced, there are approximately 16 other resorts and hotels with some type of indoor water-related activity or amenity. As a result, we face significant competition from both lower priced unthemed waterparks and larger, more expensive waterparks with thrill rides and other attractions in the Wisconsin Dells’ market. While the Wisconsin Dells’ market has a significant number of resorts with indoor waterparks, we believe the competitive landscape in that small, regional market is not representative of the competition we may face as we further expand our portfolio of resorts. The vast majority of indoor waterpark resorts in Wisconsin Dells are family-owned or privately operated businesses that have yet to develop additional resorts outside of Wisconsin Dells. In addition, we believe our ability to compete effectively in this highly competitive market will enable us to more effectively compete in other markets where we may not be the only family entertainment resort. In addition to Wisconsin Dells, we face direct competition from other indoor waterpark destination resorts in the Sandusky and Traverse City areas.

We anticipate that competition within some of our markets will increase in the foreseeable future. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts with indoor waterparks, which will compete with our resorts.

Governmental Regulation

The ownership and management of our resorts, as well as our development and construction of new resorts, subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations. In addition, a number of states regulate the permitting and licensing of resorts by requiring registration, disclosure statements and compliance with specific standards of conduct. Our failure to maintain or acquire the requisite licenses, permits and authorizations required by such laws and regulations, as well as any failure on our part to comply with registration, disclosure and standards of conduct required by such laws and regulations could impact the operation, profitability and success of our current resorts or the development, completion and success of any resorts we may develop in the future. We believe that each of our resorts has the necessary permits and approvals to operate its business and is in material compliance with all applicable registration, disclosure and conduct requirements. We intend to continue to obtain such permits and approvals for any resorts we may develop in the future or additions or renovations to current resorts and to ensure that such resorts and additions or renovations comply with applicable registration, disclosure and conduct requirements.

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

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance, as well as commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. Changes in the insurance market since September 11, 2001 have generally caused increases in insurance costs and deductibles, and have increased the risk that affordable insurance may not be available to us in the future.

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

Employees

As of December 31, 2006, we had approximately 200 corporate employees, including our central reservations center employees, and approximately 3,400 resort-level employees, approximately 1,300 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Offices

We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 5,600 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia, and approximately 1,500 square feet of office space in North Ridgeville, Ohio. We believe these facilities are adequate for our current needs.

Domestic and Foreign Operations

We derive a portion of our revenues from licensing fees, management fees, construction management fees and central reservations fees paid by the Great Wolf Lodge resort located in Niagara Falls, Ontario, Canada. During 2006, the total revenue we received from U.S. operations was $146,984 and the total revenue we received from Canadian operations was $1,664. During the year ended 2005 and the period from December 21, 2004 through December 31, 2004, the corresponding amounts were $139,041 and $4,629, respectively for U.S. operations and $374 and $0, respectively, for Canadian operations. We receive no revenue from any foreign country other than Canada. We have no long-lived assets located outside of the United States.

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

As part of our growth strategy, we intend to develop additional resorts and to further expand our existing resorts. Development involves substantial risks, including the following risks:

•	development costs may exceed budgeted or contracted amounts;

•	increases in the costs of materials or supplies used in construction of our resorts;

•	changes in construction materials or methodologies may increase development costs;

•	delays in architectural or other design-related services, or in the commencement or completion of construction;

•	failure to obtain all necessary zoning, land use, occupancy, construction, operating and other required governmental permits and authorizations;

•	changes in real estate, zoning, land use, environmental and tax laws;

•	unavailability of financing on favorable terms;

•	failure of developed properties to achieve desired revenue or profitability levels once opened;

•	scarcity of suitable development sites, due to existing development, physical limitation or competition for sites from competitors that may have greater financial resources or risk tolerance than we do; and

•	the incurrence of substantial costs in the event a development project must be abandoned prior to completion.

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

Our resorts compete with other forms of family vacation travel, including theme, water and amusement parks and other recreational activities. Our business is also subject to factors that affect the recreation and leisure and resort industries generally, such as general economic conditions and changes in consumer spending habits. We believe the principal competitive factors of a family entertainment resort include location, room rates, name recognition, reputation, the uniqueness and perceived quality of the attractions and amenities, the atmosphere and cleanliness of the attractions and amenities, the quality and perceived value, of the lodging accommodations, the quality and perceived value of the food and beverage service, convenience, service levels and reservation systems.

Many of our markets have become more competitive, including in particular our Sandusky and Traverse City markets. We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators are developing family entertainment resorts with indoor waterparks that will compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates, as they have in the past, or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.

We may not be able to manage our expected growth, which could adversely affect our operating results.

Since 1999, we have experienced substantial growth as we have grown from operating one resort to our current portfolio of resorts. We intend to continue to develop additional resorts and manage additional licensed resorts owned by joint ventures in which we have an equity interest and by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the loss of or failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

Accidents or injuries in our resorts, particularly in our waterparks, may subject us to liability, and accidents or injuries at our resorts or at competing resorts with waterparks could adversely affect our safety reputation and attendance, which would harm our business, financial condition and results of operations.

There are inherent risks of accidents or injuries at family entertainment resorts, including accidents or injuries at waterparks, particularly for young children if their parents do not provide appropriate supervision. The lifeguards in our indoor waterparks and our other resort staff cannot prevent every accident or injury. Potential waterpark accidents and injuries include falls, cuts or other abrasions, concussions and other head injuries, sickness from contaminated water, Chlorine-related irritation, injuries resulting from equipment malfunctions and drownings. One or more accidents or injuries at any of our waterparks or at other waterparks could reduce attendance at our resorts, adversely affect our safety reputation among our potential customers, decrease our overall occupancy rates and increase our costs by requiring us to take additional measures to make our safety precautions even more visible and effective.

If accidents or injuries occur at any of our resorts, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. There can also be no assurance that the liability insurance carried by Great Lakes prior to the IPO was adequate or available to cover any liability related to incidents occurring prior to the IPO. Our business, financial condition and results of operations would be adversely affected to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

We and our predecessor entities have a history of losses and we may not be able to achieve or sustain profitability.

We incurred a net loss in the year ended December 31, 2006 and 2005, and the period December 21, 2004 through December 31, 2004, and our predecessor entities incurred net losses in the period January 1, 2004 through December 20, 2004. We cannot guarantee that we will become profitable. Given the increasing competition in our industry and capital intensive nature of our business, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so could adversely affect our business and financial condition.

Our business is dependent upon family vacation patterns, which may cause fluctuations in our revenues.

Since most families with young children choose to take vacations during school breaks and on weekends, our occupancy is highest on the weekends and during months with prolonged school breaks, such as the summer months and spring break weeks in March and April. Our occupancy is lowest during May and September as children return to school following these prolonged breaks. As a result of these family vacation patterns, our revenues may fluctuate. We may be required to enter into short-term borrowings in slower periods in order to offset such fluctuations in revenues and to fund our anticipated obligations. In addition, adverse events occurring during our peak occupancy periods would have an increased impact on our results of operations.

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

Labor is our primary resort-level operating expense. As of December 31, 2006, we employed nearly 3,400 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

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

We maintain comprehensive liability, fire, flood (where appropriate) and extended coverage insurance with respect to our resorts with policy specifications, limits and deductibles that we believe are commercially reasonable for our operations and are available to businesses in our industry. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism, or losses related to the award of punitive damages in a legal action. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flow from, a resort. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss or the amount of the loss may exceed our coverage for the loss. In addition, we may not be able to obtain insurance in the future at acceptable rates, or at all, and insurance may not be available to us on favorable terms or at all, including insurance for the construction and development of our resorts, especially since there are a limited number of insurance companies that underwrite insurance for indoor waterparks.

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

We currently operate, and in the future intend to operate, our resorts in a number of different markets, each of which is subject to local weather patterns and their effects on our resorts, especially our guests’ ability to travel to our resorts. Extreme weather conditions can from time to time have an adverse impact upon individual resorts or particular regions. Our resorts are also vulnerable to the effects of destructive forces, such as fire, storms, high winds and flooding and any other occurrence that could affect the supply of water, gas, telephone or electricity to our resorts. Although our resorts are insured against property damage, damages resulting from acts of God or otherwise may exceed the limits of our insurance coverage or be outside the scope of that coverage.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our ongoing operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, and of paying penalties, fines, assessments and the like related to non-compliance, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations. Specifically, the wastewater treatment plant at our Poconos Mountains resort is subject to numerous state, federal and other regulations. The cost of compliance with such regulations for penalties, remediation and other costs arising out of non compliance, as occurred in 2006 when we agreed to pay a penalty of $833 and incurred other costs in excess of $1,000 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges.

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

As of the date of this Annual Report on Form 10-K, our executive officers and directors, as a group, beneficially own approximately 5.4% of the outstanding shares of our common stock. By reason of such holdings, these stockholders acting as a group will be able to exercise significant influence over our affairs and policies, including the election of our board of directors and matters submitted to a vote of our stockholders such as mergers and significant asset sales, and their interests might not be consistent with the interests of other stockholders.

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

We have formed a wholly owned operating partnership to serve as the parent entity of each of the resort-owning entities that we acquired in the formation transactions. We are the limited partner of the partnership and the sole general partner of the partnership is a wholly owned subsidiary that we have formed for that purpose. We formed the operating partnership to provide flexibility for future transactions as we execute our growth strategy. We believe that the ability to issue partnership units will enable us to acquire assets from sellers seeking certain tax treatment. While we do not anticipate issuing any interests in the operating partnership in the foreseeable future, we may issue such interests in the future. These additional interests may include preferred limited partnership units. Any partnership interests that we issue may be entitled to distributions of available cash that might otherwise be allocated to the execution of our business plan or generally available for future dividends, if any. In addition, any partnership interests may be convertible into our common stock, thus having a dilutive impact to our common stockholders, and may have voting or other preferential rights relative to those of our common stockholders.

Our stock price has been volatile in the past and may be volatile in the future.

On December 20, 2004, we completed the initial public offering. Trading markets after an initial public offering have often been extremely volatile. Since our initial public offering through March 2, 2007, our common stock has traded at a high of $25.88 and a low of $8.00. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	variations in our quarterly operating results;

•	changes in market valuations of companies in the resort or entertainment industries, generally, and the family entertainment resort segment, specifically;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of new properties, acquisitions or joint ventures, or our failure to announce new properties of a type or in a quantity deemed desirable by participants in the public market.

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

We have eight family entertainment resorts that are currently operating and two additional resorts that are under development. Unless otherwise indicated, we own a 100% fee interest in these properties. Information on our properties is as follows:

•	Great Wolf Lodge of Wisconsin Dells is located on 16 acres in Wisconsin Dells, Wisconsin, all of which have been developed. This property is owned by a joint venture of which Great Wolf Resorts has a 30% minority interest and CNL Income Properties, Inc. has a 70% majority interest.

•	Great Wolf Lodge of Sandusky is located on 15 acres in Sandusky, Ohio, all of which have been developed. This property is owned by a joint venture of which Great Wolf Resorts has a 30% minority interest and CNL Income Properties, Inc. has a 70% majority interest.

•	Great Wolf Lodge of Traverse City is located on 48 acres in Traverse City, Michigan, of which 22 acres have been developed and 26 acres remain undeveloped.

•	Great Wolf Lodge of Kansas City is located on 17 acres in Kansas City, Kansas, all of which have been developed.

•	Blue Harbor Resort of Sheboygan is located on 12 leased acres in Sheboygan, Wisconsin, all of which have been developed.

•	Great Wolf Lodge of Williamsburg is located on 83 acres in Williamsburg, Virginia, of which 36 acres have been developed or are under development and 47 acres remain undeveloped.

•	Great Wolf Lodge of the Pocono Mountains is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are developed and 50 acres remain undeveloped.

•	Great Wolf Lodge of Mason is located on 39 acres in Mason, Ohio. We have an 84% ownership in the joint venture that owns this resort. All 39 acres of this property are developed.

•	Great Wolf Lodge of Grapevine which is currently under construction, will be located on 51 acres in Grapevine, Texas, of which 30 acres are being developed and 21 acres will remain undeveloped.

•	Great Wolf Lodge of Grand Mound, which is under construction, will be located on 39 leased acres in Grand Mound, Washington. This property is owned by a joint venture of which Great Wolf Resorts has a 49% minority interest and The Confederated Tribes of the Chehalis Reservation has a 51% majority interest.

For additional information regarding our resort properties see “Item 1. Business — Operating Properties” and “Item 1. Business — Properties Under Construction” above.

We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 5,600 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia, and approximately 1,500 square feet of office space in North Ridgeville, Ohio. We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On February 1, 2007 we entered into a consent settlement with the Pennsylvania Department of Environmental Protection, settling proposed civil penalties arising out of alleged violations by our Pocono Mountains resort of certain provisions of its wastewater discharge permit between October 2005 and August 2006. The agreed upon penalty amount was $833. We expect to incur some additional costs to further improve the wastewater treatment plant and to avoid future permit violations, which we expect will cost in excess of $200.

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

We did not submit any matters to a vote of security holder during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In conjunction with the completion of our IPO, our common shares began trading on NASDAQ National Market under the symbol “WOLF.” The following table sets forth the high and low closing prices for our common stock.

	Stock Price
	High	Low

Fiscal 2005:
First Quarter	$25.88	$20.07
Second Quarter	$25.25	$17.80
Third Quarter	$22.82	$9.20
Fourth Quarter	$10.82	$8.00
Fiscal 2006:
First Quarter	$11.68	$9.80
Second Quarter	$12.72	$10.70
Third Quarter	$12.71	$10.16
Fourth Quarter	$14.22	$11.54
Fiscal 2007:
First Quarter through March 2, 2007	$14.73	$12.91

As of December 31, 2006, there were 215 record holders of our common stock. As of March 2, 2007, there were 217 record holders of our common stock. The closing price of our common stock on the NASDAQ National Market on March 2, 2007, was $13.37.

In connection with our formation transactions, we issued common stock to certain holders of securities, who, among other things, have certified to us as to their status as “accredited investors,” in each of GLC and its resort related subsidiaries. In total, we issued an aggregate of 13,901,947 shares of our common stock to such investors. In exchange, we received all or a portion of each such investor’s interest in either GLC or the applicable resort related GLC subsidiary and such entities became wholly owned subsidiaries of our company. Also in connection with our formation transactions, we issued (1) 64,038 shares of our common stock to the holder of a tenant in common interest in our Poconos resort and (2) 67,516 shares of our common stock to the holder of a tenant in common interest in our Williamsburg resort. In addition, we issued 100 shares of common stock, par value $0.01 per share, to GLC upon our formation on May 10, 2004. We received an aggregate of $1,000 in cash in exchange for these shares. We redeemed these shares in connection with the formation transactions.

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

The issuances described above were exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

Performance Graph

The following graph depicts the Company’s total monthly return to shareholders from January 1, 2006 through December 31, 2006, relative to the performance of (i) the Standard & Poor’s 500 Index, (ii) the NASDAQ 100 Index, and (iii) the Russell 2000 Index. All indices shown in the graph assume an investment of $100 on January 1, 2006 and the reinvestment of dividends paid since that date. The Company has never paid cash dividends on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

Great Wolf Resorts Financial Information

Great Wolf Resorts’ consolidated financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains and Mason operating resorts;

•	for all periods prior to October 2005, the Wisconsin Dells and Sandusky resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.

Great Lakes Predecessor Financial Information

The Predecessor’s combined historical financial information included the following:

•	The Great Lakes Companies, Inc. (GLC) and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.

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

			December 21,
	Year Ended	Year Ended	2004-	January 1,
	December 31,	December 31,	December 31,	2004-	Year Ended	Year Ended
	2006	2005	2004	December 20,	December 31,	December 31,
	Great Wolf	Great Wolf	Great Wolf	2004	2003	2002
	Resorts, Inc.	Resorts, Inc.	Resorts, Inc.	Predecessor	Predecessor	Predecessor
	(Dollars in thousands, except per share amounts)
Statement of Operations:
Revenues:
Rooms	$87,775	$73,207	$3,261	$31,438	$18,801	$—
Food, beverage and other	43,137	36,846	1,289	16,110	9,439	—
Sales of condominiums	—	25,862	—	—	—	—
Management and other fees	2,087	494	79	3,157	3,109	3,410
Management and other fees-related parties	3,729	482	—	—	—	—
Other revenue from managed properties(1)	11,920	2,524	—	14,553	14,904	14,808

Total revenues	148,648	139,415	4,629	65,258	46,253	18,218

Operating expenses by department:
Rooms	11,914	10,944	298	4,917	3,265	—
Food, beverage and other	35,923	31,407	958	13,678	8,580	—
Other operating expenses:
Selling, general and administrative	41,421	26,894	7,372	18,613	11,376	4,159
Property operating costs	23,217	24,798	295	8,810	5,283	631
Depreciation and amortization	25,903	26,248	1,897	12,925	7,744	212
Costs of sales of condominiums	—	16,780	—	—	—	—
Goodwill impairment	50,975	—	—	—	—	—
Loss on sale of property	1,066	26,161	—	—	—	—
Other expenses from managed properties(1)	11,920	2,524	—	14,553	14,904	14,808

Total operating expenses	202,339	165,756	10,820	73,496	51,152	19,810

Net operating loss	(53,691)	(26,341)	(6,191)	(8,238)	(4,899)	(1,592)
Interest income	(3,105)	(1,623)	(66)	(224)	(55)	(88)
Interest expense	7,169	6,728	280	6,748	4,413	217
(Gain) loss on sale of investments and securities	—	—	—	(1,653)	—	13
Interest on mandatorily redeemable shares	—	—	—	1,761	(3,136)	4,479

Loss before income taxes, minority interest, and equity in unconsolidated affiliates	(57,755)	(31,446)	(6,405)	(14,870)	(6,121)	(6,213)
Income tax benefit	(8,764)	(7,199)	(2,563)	—	—	—
Minority interests, net of tax	(502)	(4)	—	—	—	—
Equity in unconsolidated affiliates, net of tax	761	170	—	—	—	—

Loss from continuing operations	(49,250)	(24,413)	(3,842)	(14,870)	(6,121)	(6,213)
Income (loss) from discontinued operations	—	—	—	1,928	1,118	(542)

Loss before cumulative effect of change in accounting principle	(49,250)	(24,413)	(3,842)	(12,942)	(5,003)	(6,755)
Cumulative effect of change in accounting principle	—	—	—	—	460	—

Net loss	$(49,250)	$(24,413)	$(3,842)	$(12,942)	$(4,543)	$(6,755)

Basic loss per share	$(1.63)	$(0.81)	$(0.13)
Diluted loss per share	$(1.63)	$(0.81)	$(0.13)
Weighted average common shares outstanding — Basic	30,299,647 (2)	30,134,146 (2)	30,132,896 (2)
Diluted	30,299,647 (2)	30,134,146 (2)	30,132,896 (2)

					December 21,
	Year Ended		Year Ended		2004-		January 1,
	December 31,		December 31,		December 31,		2004-		Year Ended	Year Ended
	2006		2005		2004		December 20,		December 31,	December 31,
	Great Wolf		Great Wolf		Great Wolf		2004		2003	2002
	Resorts, Inc.		Resorts, Inc.		Resorts, Inc.		Predecessor		Predecessor	Predecessor
	(Dollars in thousands, except per share amounts)
Cash Flows:
Cash flows from:
Operating activities	$29,723		$17,788		$762		$3,637		$8,126	$376
Investing activities	(107,123)		(65,496)		(97,583)		(64,472)		(64,280)	(46,276)
Financing activities	119,396		23,081		172,151		61,424		54,854	49,797
Balance Sheet Data (end of period):
Total assets	$683,439		$605,526		$622,025				$173,494	$106,751
Total long-term debt	289,389		168,328		142,665				93,733	37,710
Long-term debt secured by assets of spun-off entities	—		—		—				12,108	5,054
Long-term debt secured by assets held for sale	—		—		—				14,220	31,564
Non-GAAP financial Measures:
EBITDA	$(28,221	)(3)	$(369	)(3)	$(4,294	)(3)	$6,507	(3)	$7,559	$334

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us in 2005-2006 and the Predecessor in 2001-2004.

(2)	Included in the total shares outstanding of our common stock are 129,412 shares held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	See reconciliation to net loss in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its wholly-owned subsidiaries.

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

The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of December 31, 2006, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

						Indoor
	Ownership					Entertainment
	Percentage	Opening	Guest Suites		Condo Units	Area(1)
						(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(2)	30%	1997	309		77	102,000
Sandusky, OH(2)	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	182		64	54,000
Williamsburg, VA	100%	2005	301	(3)	—	78,000
Pocono Mountains, PA	100%	2005	401		—	91,000
Niagara Falls, ONT(4)	—	April 2006	406		—	94,000
Mason, OH(5)	84%	December 2006	401		—	93,000
Resorts Under Construction:
Grapevine, TX(6)	100%	Late 2007	404		—	98,000
Grand Mound, WA(7)	49%	Early 2008	398		—	78,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda spa in the resorts that have such amenities.

(2)	In 2005, we formed a joint venture with CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired our Wisconsin Dells and Sandusky resorts. CNL owns a 70% interest in the joint venture, and we retained a 30% interest. CNL paid us approximately $80 million for its 70% ownership interest. We continue to operate the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of 104 additional guest suites, conference center space and waterpark attractions began in May 2006. The additional waterpark attractions were completed in December 2006. We expect to complete the additional guest suites and conference center space in Spring 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We have entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS), to build this resort and attached conference center. We operate the resort under our Great Wolf Lodge brand and have a majority of the equity in the project. CBS has a minority equity interest in the development. This resort opened in December 2006. The conference center is expected to be completed in March 2007.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, eight-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.

Industry Trends.  We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the

United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 17 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that the number of indoor waterpark destination resorts has grown from 29 available properties as of year-end 2005 to 41 available properties as of year-end 2006.

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

Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to: maximize total resort revenue; minimize costs by leveraging our economies of scale; and build upon our existing brand awareness and loyalty in order to compete more effectively. Our primary external growth strategies are to: capitalize on our first-mover advantage by being the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets; focus on development and strategic growth opportunities by seeking to develop additional resorts and target selected licensing and joint venture opportunities; and continue to innovate by leveraging our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers.

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

We believe that Traverse City and Sandusky resorts have been and will continue to be affected by adverse general economic circumstances in the Michigan/Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past two years. The Michigan/Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past year and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

Revenue and Key Performance Indicators.  We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the twelve months ended December 31, 2006. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

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

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the twelve months ended December 31, 2006, approximately 33% of our total resort revenues consisted of non-rooms revenue.

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

Carrying Values of Goodwill, Intangible Assets and Investment in Affiliates.  As a result of the Formation Transactions, we recorded on our consolidated balance sheet approximately $129,086 of goodwill and $23,829 of intangible assets related to our Great Wolf Lodge brand name. The brand name intangible asset has an indefinite life. In 2005 we removed $62,091 of goodwill in conjunction with the sale of 70% interests in our Wisconsin Dells and Sandusky resorts. The carrying value of our 30% interest in the joint venture that now owns the Wisconsin Dells and Sandusky resorts is $25,028 as of December 31, 2006. In 2006 we removed $50,975 of goodwill on our Traverse City and Blue Harbor resorts as the implied fair value of the goodwill, as discussed below, was deemed less than the carrying value.

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adoption of this statement.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

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

The following table reconciles net loss to EBITDA for the periods presented:

	Great Wolf Resorts, Inc.			Predecessor
			Period	Period
			December 21,	January 1,
	Year Ended	Year Ended	2004 through	2004 through
	December 31,	December 31,	December 31,	December 20,
	2006	2005	2004	2004

Net loss	$(49,250)	$(24,413)	$(3,842)	$(12,942)
Adjustments:
Interest expense, net	4,064	5,105	214	6,524
Income tax benefit	(8,938)	(7,309)	(2,563)	—
Depreciation and amortization	25,903	26,248	1,897	12,925

EBITDA	$(28,221)	$(369)	$(4,294)	$6,507

Results of Operations

General

Our and the Predecessor’s results of operations for the years ended December 31, 2006, 2005 and 2004 are not directly comparable due primarily to the impact of the IPO and the Formation Transactions, our new debt and the repayment of debt upon the consummation of the IPO. In addition, in March 2005 our Great Wolf Lodge in Williamsburg, Virginia opened, in October 2005 our Great Wolf Lodge in Pocono Mountains, Pennsylvania opened, and in December 2006 our Great Wolf Lodge in Mason, Ohio opened. Also, in October 2005 we sold 70% interest in our Wisconsin Dells and Sandusky resorts.

Great Wolf Resorts Financial Information

Great Wolf Resorts’ consolidated financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, and Niagara Falls operating resorts (we sold 70% interests in each of our Wisconsin Dells and Sandusky resorts in October 2005);

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.

Revenues.  Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	sales of condominiums;

•	management fee and other revenue from resorts, which includes fees received under our management, license and development agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for ‘Out-of-Pocket’ Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Operating Expenses.  Our departmental operating expenses consist of rooms, food and beverage and other department expenses from our resorts.

Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	cost of sales of condominiums;

•	depreciation and amortization;

•	impairment losses; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Great Lakes Predecessor Financial Information

The Predecessor’s combined historical financial information included the following:

•	GLC and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.

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

Operating Expenses.  The Predecessor’s departmental operating expenses consisted of rooms, food and beverage and other department expenses from its consolidated and combined hotels and resorts.

The Predecessor’s other operating expenses included the following items:

•	selling, general and administrative expenses, which were associated with the management of hotels and resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Year Ended December 31, 2006 compared with Year Ended December 31, 2005

The following table shows key operating statistics for our resorts for the years ended December 31, 2006 and 2005:

	All Properties(a)	Same Store Comparison(b)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	Increase (Decrease)
	2006	2006	2005	$	%

Occupancy	63.5%	63.1%	60.5%	N/A	4.3%
ADR	$240.04	$211.27	$209.71	$1.56	0.7%
RevPAR	$152.41	$133.41	$126.93	$6.48	5.1%
Total RevPOR	$361.85	$316.84	$315.37	$1.47	0.5%
Total RevPAR	$229.76	$200.08	$190.89	$9.19	4.8%

(a)	Includes results for properties that were open for any portion of the period.

(b)	Same store comparison includes properties that were open for the majority of the period in 2005 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, and Williamsburg resorts).

In 2005 we opened two resorts:  our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005. Also in October 2005 we sold 70% equity interests in our Wisconsin Dells and Sandusky resorts to a third party. Following the sale of the 70% interests in these two resorts, we no longer consolidate those resorts’ operations in our operating results, but instead account for them under the equity method, through equity in unconsolidated affiliates. Also, on December 14, 2006, we opened our Mason resort. As a result, total revenue, rooms revenue and other revenue for the year ended December 31, 2006 and December 31, 2005 are not directly comparable.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2006 and 2005:

			Increase
	2006	2005	(Decrease)

Revenues	$148,648	$139,415	$9,233
Departmental operating expenses	47,837	42,351	5,486
Selling, general and administrative	41,421	26,894	14,527
Property operating costs	23,217	24,798	(1,581)
Depreciation and amortization	25,903	26,248	(345)
Goodwill impairment	50,975	—	50,975
Cost of sales of condominiums	—	16,780	(16,780)
Loss on sale of property	1,066	26,161	(25,095)
Net operating loss	(53,691)	(26,341)	(27,350)
Net interest expense	4,064	5,105	(1,041)
Income tax benefit	(8,764)	(7,199)	(1,565)
Net loss	(49,250)	(24,413)	(24,837)

Revenues.  Total revenues increased primarily due to revenues related to the Williamsburg, Pocono Mountains, and Mason Family resorts, which opened in March 2005, October 2005 and December 2006,

respectively; and management and other fees and other revenues from managed properties related to our joint venture with CNL Income Properties, Inc. (CNL). These increases were partially offset by there being no revenue related to sales of condominiums during 2006, and by the reduction in resort revenue due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.

•	Total revenues for the Williamsburg, Pocono Mountains and Mason resorts were $79,020 and $26,242 for the years ended December 31, 2006 and 2005, respectively.

•	Total management and other fees related to our joint ventures were $3,729 and $482 for the years ended December 31, 2006 and 2005, respectively.

•	Other revenue from managed properties was $11,920 and $2,524 for the years ended December 31, 2006 and 2005, respectively.

•	Revenue from sales of condominiums at our Wisconsin Dells resort was $25,862 for the year ended December 31, 2005. We had no similar revenue during the year ended December 31, 2006.

•	Total revenues for the Wisconsin Dells and Sandusky resorts were $30,212 for the year ended December 31, 2005.

Operating expenses.  Total operating expenses increased primarily due to the increase in operating expenses in Williamsburg, Pocono Mountains and Mason Family resorts, which opened in March 2005, October 2005, and December 2006, respectively; and other expense from managed properties related to the CNL joint venture. These increases were partially offset by there being no cost of sales of condominiums during the year ended December 31, 2006, as there was for the year ended December 31, 2005 and by the reduction in resort expenses due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.

•	Total departmental operating expenses for the Williamsburg, Pocono Mountains and Mason resorts were $28,853 and $11,330 for the years ended December 31, 2006 and 2005, respectively. Total departmental expenses for the Wisconsin Dells and Sandusky resorts were $11,169 for the year ended December 31, 2005.

•	Total selling, general and administrative expenses for the Williamsburg, Pocono Mountains, and Mason resorts were $18,247 and $5,097 for the years ended December 31, 2006 and 2005, respectively. Total selling, general and administrative expenses for the Wisconsin Dells and Sandusky resorts were $7,133 for the year ended December 31, 2005. During the year ended December 31, 2006 our corporate selling, general and administrative expenses included increases over that of the year ended December 31, 2005 related to share based compensation of $5,113, compensation-related expenses of $1,499 due to increased staffing at our corporate office and $1,663 related to professional fees.

•	Total property operating costs (exclusive of opening costs) for the Williamsburg, Pocono Mountains, and Mason resorts were $7,509 for the year ended December 31, 2006 as compared to $6,371 for the year ended December 31, 2005. Total property operating costs (exclusive of opening costs) for the resorts in Wisconsin Dells and Sandusky were $3,822 for the year ended December 31, 2005. Opening costs related primarily to our Pocono Mountains, Mason Family, Grapevine and Grand Mound resorts and the resort in Niagara Falls were $7,297 for the year ended December 31, 2006, as compared to $5,309 for the year ended December 31, 2005 related to our resorts in Williamsburg and the Pocono Mountains and the condominiums in Wisconsin Dells.

•	Total depreciation and amortization for the Williamsburg, Pocono Mountains and Mason resorts was $13,707 and $8,059 for the years ended December 31, 2006 and 2005, respectively. Total depreciation and amortization for the Wisconsin Dells and Sandusky resorts was $5,769 for the year ended December 31, 2005.

•	For the year ended December 31, 2006 we recorded a goodwill impairment charge of $50,975 related to our Traverse City and Sheboygan resorts, as the implied fair value of the goodwill was deemed less than the carrying value.

•	Cost of sales of condominiums of $16,780 relates to the condominiums sold at our Wisconsin Dells resort during the year ended December 31, 2005. We did not incur a similar charge during the year ended December 31, 2006.

•	Loss on sale of real estate of $1,066 during the year ended December 31, 2006 primarily relates to finalization of the accounting for the sale of 70% of our equity interests in the Wisconsin Dells and Sandusky resorts in October 2005 as compared to the loss on sale of real estate of $26,161 recorded in 2005 related to the 70% interest sold in our Wisconsin Dells and Sandusky resorts.

Net operating loss.  Net operating loss for 2006 increased $27,350 to $(53,691) from $(26,341) for 2005.

Net loss.  Net loss increased primarily due to the following:

•	A increase in net operating loss from $(26,341) for 2005 to $(53,691) for 2006.

•	A decrease in net interest expense of $1,041 mainly due to higher interest income for 2006 as compared to 2005.

•	A increase of an income tax benefit of $1,565 for 2006 as compared to 2005.

Year ended December 31, 2005 for Great Wolf Resorts compared with the year ended December 31, 2004 for the Great Wolf Resorts/Predecessor

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

		Great Wolf
	Great Wolf	Resorts/
	Resorts	Predecessor	Increase
	2005	2004	(Decrease)

Revenues	$139,415	$69,887	$69,528
Departmental operating expenses	42,351	19,851	22,500
Selling, general and administrative	26,894	25,985	909
Property operating costs	24,798	9,105	15,693
Depreciation and amortization	26,248	14,822	11,426
Cost of sales of condominiums	16,780	—	16,780
Loss on sale of property	26,161	—	26,161
Net operating loss	(26,341)	(14,429)	(11,912)
Net interest expense	5,105	6,738	(1,633)
Income tax benefit	(7,199)	(2,563)	(4,636)
Income from discontinued operations	—	1,928	(1,928)
Net loss	(24,413)	(16,784)	(7,629)

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

•	Total departmental expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains were $28,210 and $4,827 for the years ended December 31, 2005 and December 31, 2004, respectively.

•	Total selling, general and administrative expenses for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains were $16,527 and $4,927 for the years ended December 31, 2005 and December 31, 2004, respectively. Selling, general and administrative expenses in the year ended December 31, 2004 included $6,413 of IPO related charges and a $1,147 write off of development related expenses. We did not incur similar charges during the year ended December 31, 2005. Also, selling, general and administrative expenses in the year ending December 31, 2004, included a non-cash employee compensation expense of $691. We recorded non-cash employee compensation income of $1,554 in the year ended December 31, 2005.

•	Total property operating costs for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains were $17,447 and $3,260 for the years ended December 31, 2005 and December 31, 2004, respectively. Property operating costs include pre-opening costs related to our Pocono Mountains and Williamsburg resorts of $7,791 for the year ended December 31, 2005, as compared to pre-opening costs related to our Sheboygan resort of $1,729 for the year ended December 31, 2004.

•	Total depreciation and amortization for the resorts in Wisconsin Dells, Sandusky, Sheboygan, Williamsburg and Pocono Mountains was $17,697 and $3,750 for the years ended December 31, 2005 and December 31, 2004, respectively. The net increase in depreciation and amortization also includes the effect of a change made in the first quarter of 2005 to the estimate of useful lives used to depreciate our property and equipment, which resulted in a decrease in depreciation for our resorts in Traverse City and Kansas City in the year ended December 31, 2005, as compared to December 31, 2004.

•	Cost of sales of condominiums of $16,780 relates to the condominiums sold at our Wisconsin Dells resort in 2005. A similar type charge was not incurred during 2004.

•	A loss of $26,161 recorded related to the 70% interests sold in our Wisconsin Dells and Sandusky resorts.

Net operating loss.  Net operating loss for 2005 increased $11,912 to $(26,341) from $(14,429) for 2004.

Net loss.  Net loss increased primarily due to the following:

•	An increase in net operating loss.

•	A gain on sale of investments of $1,653 was recorded for the year ended December 31, 2004. No comparable gain was recorded for the year ended December 31, 2005.

•	Income from discontinued operations of $1,928 was recorded for the year ended December 31, 2004. No comparable amount was recorded for the year ended December 31, 2005.

The increase in net loss was partially offset by a $4,636 increase in the tax benefit recorded for the year ended December 31, 2005 as compared to the tax benefit recorded for the period December 21, 2005 through December 31, 2005.

Segments

We are organized into a single operating division. Within that operating division, we have three reportable segments in 2006: resort ownership/operation, resort third-party management and condominium sales. The resort ownership/operation segment derives its revenues from the ownership/operation of our consolidated owned resorts; the resort third-party management segment derives its revenue from management, license and other related fees from unconsolidated managed resorts and from other revenues recorded in accordance with EITF 01-14; and the condominium sales segment derives its revenues from sales of condominium units to third-party owners. We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates.

	Twelve Months Ended December 31,
			Increase
	2006	2005	(Decrease)

Resort Ownership/Operation
Revenues	$130,912	$110,053	$20,859
EBITDA, excluding certain items	26,729	(9,353)	36,082
Resort Third-Party Mgmt
Revenues	17,736	3,500	14,236
EBITDA, excluding certain items	5,817	976	4,841
Condominium Sales
Revenues	—	25,862	(25,862)
EBITDA, excluding certain items	(370)	9,082	(9,452)
Other
Revenues	—	—	—
EBITDA, excluding certain items	(8,989)	(798)	(8,191)

The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.

Liquidity and Capital Resources

As of December 31, 2006, we had total indebtedness of $289,389, summarized as follows:

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$72,801
Mason construction loan	55,792
Pocono Mountains mortgage loan	97,000
Junior subordinated debentures	51,550
Other Debt:
City of Sheboygan bonds	8,383
City of Sheboygan loan	3,863

$289,389

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) minus 4% of the revenues of two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2006.

Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct the Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt minus cash divided by consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.98% as of December 31, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with an individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at December 31, 2006.

Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures January 1, 2017. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2006.

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

As a result of the issuance of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.

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

Future Maturities — Future principal requirements on long-term debt are as follows:

Through
December 31,

2007	$1,432
2008	1,952
2009	2,764
2010	58,749
2011	3,165
Thereafter	221,327

Total	$289,389

Short-Term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses, including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.

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

Our largest long-term expenditures are expected to be for investments in unconsolidated joint ventures and capital expenditures for development of future consolidated resorts. Our expenditures for such items were $120,523 for the year ended December 31, 2006. We expect to have approximately $160,300 of such expenditures in 2007 and $14,500 in 2008. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, proceeds from investing activities and new and/or existing mortgage financing on properties being developed.

Off Balance Sheet Arrangements

We have two unconsolidated joint venture arrangements at December 31, 2006. We account for our unconsolidated joint ventures using the equity method of accounting. Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30% ownership interest. At December 31, 2006, the joint venture had aggregate outstanding indebtedness to third parties of approximately $63,000. This loan is a mortgage loan that is non-recourse to us.

We entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest.

As capital may be required to fund the activities of these resorts, we may be required to fund in the future the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures operations or outside financing. Based on the nature of the activities conducted in these joint ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long-term. Management does not currently believe that any additional future funding of these joint ventures’ other than the initial capital contributions to the joint ventures’, will have an adverse effect on our financial condition, however, as we do not expect to make significant future capital contributions to these joint ventures.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Obligations(1)	$289,389	$1,432	$4,716	$61,914	$221,327
Operating Lease Obligations	1,218	464	754	—	—
Construction Contracts	79,867	79,867	—	—	—

Total	$370,474	$81,763	$5,470	$61,914	$221,327

(1)	Includes $8,383 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,863 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $96,778 of available cash and cash equivalents and working capital of $55,365 (current assets less current liabilities) at December 31, 2006, compared to the $54,782 of available cash and cash equivalents and $33,433 of working capital at December 31, 2005.

Cash Flows

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

	Year Ended December 31,		Increase
	2006	2005	(Decrease)

Net cash provided by operating activities	$29,723	$17,788	$11,935
Net cash used in investing activities	(107,123)	(65,496)	(41,627)
Net cash provided by financing activities	119,396	23,081	96,315

Operating Activities.  The increase in net cash provided by operating activities resulted primarily from a reduction in the net operating loss excluding our impairment loss for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Investing Activities.  Net cash used in investing activities was lower for the year ended December 31, 2005 as compared to the year ended December 31, 2006 primarily because of the cash received due to the sale of 70% interests in 2005 of our Wisconsin Dells and Sandusky resorts.

Financing Activities.  The increase in net cash provided by financing activities resulted primarily from proceeds from our Pocono Mountains mortgage loan for $97,000.

Comparison of Year Ended December 31, 2005 for the Company to Year Ended December 31, 2004 for the Predecessor/Great Wolf Resorts

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

Our earnings are also affected by the changes in our interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. As of December 31, 2006, we had total indebtedness of approximately $289,389. This debt consisted of:

•	$72,801 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$97,000 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%

•	$55,792 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points. The total rate was 7.98% at December 31, 2006.

•	$8,383 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,863 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

As of December 31, 2006, we estimate the total fair value of the indebtedness described above to be $8,377 more than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

If the prime rate and/or LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $558 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $558 annually.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated and combined financial statements are filed as part of this Annual Report on Form 10-K:

Page
No.

Consolidated and Combined Financial Statements of Great Wolf Resorts and Subsidiaries and Great Lakes Predecessor:
Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets for Great Wolf Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005	58
Consolidated and Combined Statements of Operations for Great Wolf Resorts, Inc. and subsidiaries for the years ended December 31, 2006 and 2005 and the period from December 21, 2004 through December 31, 2004, and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004	59
Consolidated and Combined Statements of Equity for Great Wolf Resorts, Inc. and subsidiaries for the years ended December 31, 2006 and 2005 and the period from December 21, 2004 through December 31, 2004, and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004	60
Consolidated and Combined Statements of Cash Flows for Great Wolf Resorts, Inc. and subsidiaries for the years ended December 31, 2006 and 2005 and the period from December 21, 2004 through December 31, 2004, and for Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004	61
Notes to Consolidated and Combined Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Great Wolf Resorts, Inc. and subsidiaries (the “Company”), as of December 31, 2006 and 2005, and the related consolidated statements of operations, equity and cash flows of the Company for the years ended December 31, 2006 and 2005, and the period from December 21, 2004 (commencement of operations) through December 31, 2004, and the related combined statements of operations, equity and cash flows of Great Lakes Predecessor, as defined in Note 1 to the combined financial statements, for the period from January 1, 2004 through December 20, 2004. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, the consolidated results of operations and cash flows of the Company for the years ended December 31, 2006 and 2005, and the period from December 21, 2004 (commencement of operations) through December 31, 2004, and the combined results of operations and cash flows of Great Lakes Predecessor for the period from January 1, 2004 through December 20, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE, LLP

Milwaukee, Wisconsin
March 7, 2007

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$96,778	$54,782
Accounts receivable, net of allowance for doubtful accounts of $205 and $95	2,680	2,506
Accounts receivable — affiliates	2,223	12,825
Inventory	2,825	2,254
Other current assets	4,638	1,996

Total current assets	109,144	74,363
Property and equipment, net	489,968	385,391
Investment in affiliates	25,028	43,207
Other assets	19,450	11,741
Other intangible assets	23,829	23,829
Goodwill	16,020	66,995

Total assets	$683,439	$605,526

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,432	$1,928
Accounts payable	25,882	18,183
Accrued payroll	2,768	2,053
Accrued expenses	12,740	7,258
Accrued expenses — affiliates	443	3,576
Advance deposits	7,165	5,680
Gift certificates payable	3,349	2,126
Other current liabilities	—	126

Total current liabilities	53,779	40,930
Mortgage debt	275,711	154,092
Other long-term debt	12,246	12,308
Other long-term liabilities	391	391
Deferred tax liability	15,846	25,800
Deferred compensation liability	2,200	1,501

Total liabilities	360,173	235,022
Minority interests	5,757	6,593
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,509,320 and 30,277,308 shares issued and outstanding at December 31, 2006 and 2005, respectively	305	303
Additional paid in capital	396,909	394,212
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2006 and 2005	—	—
Accumulated deficit	(77,505)	(28,255)
Deferred compensation	(2,200)	(2,349)

Total stockholders’ equity	317,509	363,911

Total liabilities, minority interests and stockholders’ equity	$683,439	$605,526

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Great Wolf Resorts, Inc.			Predecessor
			Period	Period
			December 21,	January 1,
			2004 through	2004 through
	Year Ended December 31,		December 31,	December 20,
	2006	2005	2004	2004
	(Dollars in thousands, except per share data)
Revenues:
Rooms	$87,775	$73,207	$3,261	$31,438
Food and beverage	21,930	18,897	776	8,255
Other hotel operations	21,207	17,949	513	7,855
Sales of condominiums	—	25,862	—	—
Management and other fees	2,087	494	—	—
Management and other fees — related parties	3,729	482	79	3,157

	136,728	136,891	4,629	50,705
Other revenue from managed properties-related parties	11,920	2,524	—	14,553

Total revenues	148,648	139,415	4,629	65,258

Operating expenses by department:
Rooms	11,914	10,944	298	4,917
Food and beverage	18,806	16,532	598	7,370
Other	17,117	14,875	360	6,308
Other operating expenses:
Selling, general and administrative	41,421	26,894	7,372	18,613
Property operating costs	23,217	24,798	295	8,810
Depreciation and amortization	25,903	26,248	1,897	12,925
Cost of sales of condominiums	—	16,780	—	—
Goodwill impairment	50,975	—	—	—
Loss on sale of property	1,066	26,161	—	—

	190,419	163,232	10,820	58,943
Other expenses from managed properties-related parties	11,920	2,524	—	14,553

Total operating expenses	202,339	165,756	10,820	73,496

Net operating loss	(53,691)	(26,341)	(6,191)	(8,238)
Interest income	(3,105)	(1,623)	(66)	(224)
Interest expense	7,169	6,728	280	6,748
Gain on sale of investments	—	—	—	(1,653)
Interest on mandatorily redeemable shares	—	—	—	1,761

Loss before income taxes, minority interests, and equity in unconsolidated affiliates	(57,755)	(31,446)	(6,405)	(14,870)
Income tax benefit	(8,764)	(7,199)	(2,563)	—
Minority interests, net of tax	(502)	(4)	—	—
Equity in unconsolidated affiliates, net of tax	761	170	—	—

Loss from continuing operations	(49,250)	(24,413)	(3,842)	(14,870)
Income from discontinued operations	—	—	—	1,928

Net loss	$(49,250)	$(24,413)	$(3,842)	$(12,942)

Basic loss per share	$(1.63)	$(0.81)	$(0.13)

Diluted loss per share	$(1.63)	$(0.81)	$(0.13)

Weighted average common shares outstanding:
Basic	30,299,647	30,134,146	30,132,896

Diluted	30,299,647	30,134,146	30,132,896

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

						Members’
			Additional			Equity of
	Common	Common	Paid in	Accumulated	Deferred	Combined	Treasury	Total
	Shares	Stock	Capital	Deficit	Compensation	Entities	Stock	Equity
	(Dollars in thousands)

Predecessor:
Balance, January 1, 2004		$—	$—	$(1,256)	$—	$31,263	$(824)	$29,183
Contributions		—	—	643	—	25,145	—	25,788
Distributions		—	—	(3,170)	—	(7,534)	—	(10,704)
Net income (loss)		—	—	1,582	—	(14,524)	—	(12,942)

Balance, December 20, 2004		$—	$—	$(2,201)	$—	$34,350	$(824)	$31,325

Great Wolf Resorts, Inc.:
Reclassification, net of effect of spin-off, of Predecessor’s equity, mandatorily redeemable ownership interests and minority interests	—	$50	$45,727	$—	$—	$—	$—	$45,777
Net proceeds from sale of common stock	16,100,000	161	248,506	—	—	—	—	248,667
Issuance of common stock — acquisition of resorts	14,032,896	91	97,628	—	—	—	—	97,719
								—
Issuance of common stock — deferred compensation plan	129,412	1	2,199	—	(2,200)	—	—	—
Net loss	—	—	—	(3,842)	—	—	—	(3,842)

Balance, December 31, 2004	30,262,308	303	394,060	(3,842)	(2,200)	—	—	388,321
Issuance of non-vested equity shares	15,000	—	152	—	(152)	—	—	—
Amortization of non-vested equity shares	—	—	—	—	3	—	—	3
Net loss	—	—	—	(24,413)	—	—	—	(24,413)

Balance, December 31, 2005	30,277,308	303	394,212	(28,255)	(2,349)	—	—	363,911
Issuance of non-vested equity shares	232,012	2	—	—	—	—	—	2
Reclassification of unearned compensation to additional paid-in capital upon the adoption of Financial Accounting Standards No. 123(R) — See Note 13	—	—	(149)	—	149	—	—	—
Stock-based compensation	—	—	3,052	—	—	—	—	3,052
Share issuance costs	—	—	(206)	—	—	—	—	(206)
Net loss	—	—	—	(49,250)	—	—	—	(49,250)

Balance, December 31, 2006	30,509,320	$305	$396,909	$(77,505)	$(2,200)	$—	$—	$317,509

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Great Wolf Resorts, Inc.			Predecessor
			Period	Period
			December 21,	January 1,
			2004 through	2004 through
	Year Ended December 31,		December 31,	December 20,
	2006	2005	2004	2004
	(Dollars in thousands)
Operating activities:
Net loss	$(49,250)	$(24,413)	$(3,842)	$(12,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,903	26,248	1,897	13,107
Goodwill impairment	50,975	—
Non-cash employee compensation expenses	3,559	(1,554)	2,891	—
(Gain) loss on sale of assets	1,066	26,161	—	(5,327)
Gain on sale of investments and other	—	—	—	(1,653)
Equity in unconsolidated affiliates	1,269	282	—	—
Minority interests	(836)	(7)		2,729
Deferred tax benefit	(9,500)	(7,504)	(2,563)	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	4,107	1,349	1,564	(9,236)
Accounts payable, accrued expenses and other liabilities	2,430	(2,774)	815	16,959

Net cash provided by operating activities	29,723	17,788	762	3,637

Investing activities:
Capital expenditures for property and equipment	(120,523)	(124,905)	(115)	(108,804)
Cash distributions from unconsolidated affiliates	18,902	—	—	—
Investment in affiliates	(523)	(1,519)	—	—
Investment in development	(4,626)	—	—	—
Proceeds from sale of assets	2,101	59,948	—	32,174
Purchases of owners’ interest, net of cash acquired	—	—	(95,460)	—
Increase in restricted cash	(1,282)	(1,305)	(2,008)	—
(Increase) decrease in escrow	(1,172)	2,285	—	(1,564)
Decrease in equity escrow	—	—	—	13,722

Net cash used in investing activities	(107,123)	(65,496)	(97,583)	(64,472)

Financing activities:
Proceeds from equity offering	—	—	273,700	—
Payment of offering costs	—	—	(21,979)	(726)
Principal payments on long-term debt	(31,978)	(50,049)	(152,417)	(16,805)
Proceeds from issuance of long-term debt	153,039	75,712	75,000	68,330
Payment of loan costs	(1,665)	(2,582)	(2,153)	(2,569)
Member contributions	—	—	—	25,788
Member distributions	—	—	—	(11,370)
Changes in mandatorily redeemable ownership interests	—	—	—	1,761
Net distributions to minority investors	—	—	—	(2,985)

Net cash provided by financing activities	119,396	23,081	172,151	61,424

Net increase (decrease) in cash and cash equivalents	41,996	(24,627)	75,330	589
Cash and cash equivalents, beginning of period	54,782	79,409	4,079	3,490

Cash and cash equivalents, end of period	$96,778	$54,782	$79,409	$4,079

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest	$6,036	$3,605	$698	$6,317
Cash paid (refunds) for income taxes	$(471)	$1,128	$—	$—
Non-cash items:
Land contributed for minority interest	$—	$6,600	$—	$—
Construction in process accruals	$10,101	$8,648	$18,578	$—
Escrow funds receivable	$—	$12,825	$—	$—

See accompanying notes to consolidated and combined financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its wholly-owned subsidiaries.

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

The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of December 31, 2006, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

						Indoor
	Ownership		Guest		Condo	Entertainment
	Percentage	Opening	Suites		Units	Area(1)
						(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(2)	30%	1997	309		77	102,000
Sandusky, OH(2)	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	182		64	54,000
Williamsburg, VA	100%	2005	301	(3)	—	78,000
Pocono Mountains, PA	100%	2005	401		—	91,000
Niagara Falls, ONT(4)	—	April 2006	406		—	94,000
Mason, OH(5)	84%	December 2006	401		—	93,000
Resorts Under Construction:
Grapevine, TX(6)	100%	Late 2007	404		—	98,000
Grand Mound, WA(7)	49%	Early 2008	398		—	78,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda spa in the resorts that have such amenities.

(2)	In 2005, we formed a joint venture with CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired our Wisconsin Dells and Sandusky resorts. CNL owns a 70% interest in the joint venture, and we retained a 30% interest. CNL paid us approximately $80 million for its 70% ownership interest. We continue to operate the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of 104 additional guest suites, conference center space and waterpark attractions began in May 2006. The additional waterpark attractions were completed in December 2006. We expect to complete the additional guest suites and conference center space in Spring 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(5)	We have entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS), to build this resort and attached conference center. We operate the resort under our Great Wolf Lodge brand and have a majority of the equity in the project. CBS has a minority equity interest in the development. This resort opened in December 2006. The conference center is expected to be completed in March 2007.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, eight-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation to build this resort. We will operate the resort under our Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when acquired. Cash is invested with federally insured institutions that are members of the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC or any other government agency. Cash and cash equivalents does not include cash escrowed under loan agreements or cash restricted in connection with deferred compensation payable.

Allowance for Doubtful Accounts — An allowance for doubtful accounts is provided when it is determined that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2006, 2005, and 2004 was $189, $241, and $239, respectively. Writeoffs of accounts receivable for the years ended December 31, 2006, 2005, and 2004, were $79, $329, and $116, respectively.

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

capitalized on construction in process balances during the construction period. Interest capitalized totaled $7,628, $5,495, and $1,918 for the years ended December 31, 2006, 2005, and 2004, respectively.

Loan Fees — Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $4,823, $3,704 and $5,174 as of December 31, 2006, 2005 and 2004, respectively. Amortization of loan fees was $515, $3,621, and $3,084 for the years ended December 31, 2006, 2005, and 2004, respectively. Included in loan fee amortization for the years ended December 31, 2006, 2005 and 2004, were $178, $2,969 and $1,283, respectively, of loan fees that were written off due to repayment of debt.

Partially-Owned Entities — We considered Accounting Principles Based Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” Emerging Issues Task Force (EITF) 96-16, “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights,” FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” and EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” to determine the method of accounting for our partially-owned entities. In determining whether we had controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Other Intangible Assets — Our other intangible assets consist of the value of our Great Wolf Lodge brand name. This intangible asset has an indefinite useful life. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” we do not amortize this intangible, but instead test it for possible impairment at least annually by comparing the fair value of the intangible asset with its carrying amount. Our assessment during the year ended December 31, 2006 determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We recorded goodwill in connection with the Formation Transactions.

In connection with SFAS No. 142, we are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting units’ fair value using a discounted cash flow model. Our assessment during the year ended December 31, 2006 determined that an impairment had occurred at two of our resorts due to economic and market conditions,

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

resulting in a charge of $50,975. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of the remaining goodwill.

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

Sales of Real Estate Assets — SFAS No. 66 requires an entity to recognize gains on sales of real estate only when a sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, and risks and rewards of ownership are transferred to the buyer. We account for gains and losses on sales of real estate in accordance with the provisions of SFAS No. 66. In the period from January 1, 2004 through December 20, 2004, the Predecessor recognized a gain on sale of real estate of $1,072 from the sale of land owned in Ontario, Canada and $581 from the sale of land in Beckley, West Virginia. In 2005, we recorded revenues and cost of sales of $25,862 and $16,780, respectively, related to the sale of condominiums. We also recorded a loss of $26,161 on the sale of two of our resorts to a joint venture. In 2006 we recorded an additional loss of $953 related to our 2005 sale of two of our resorts to a joint venture.

Other Revenue and Other Expenses From Managed Properties — We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. EITF 01-14 “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred,” establishes standards for accounting for reimbursable expenses in our income statement. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Subsequent to the IPO, we and our subsidiaries file a consolidated federal income tax return and separate state income tax returns. Under the liability method prescribed by SFAS 109, deferred income taxes are established for deferred for all temporary differences between the book and tax bases of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.

Advertising — Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005, and 2004 was $10,297, $7,329, and $3,283, respectively.

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

Segments — We are organized into a single operating division. Within that operating division, we have three reportable segments in 2006: resort ownership/operation, resort third-party management and condominium sales. The resort ownership/operation segment derives its revenues from the ownership/operation of our consolidated owned resorts; the resort third-party management segment derives its revenue from management, license and other related fees from unconsolidated managed resorts and from other revenues recorded in accordance with EITF 01-14; and the condominium sales segment derives its revenues from sales of condominium units to third-part owners. We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding impairment loss, minority interests and equity in earnings of unconsolidated affiliates.

The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year ended December 31, 2006
Revenues	$130,912	$17,736	$—	$—	$148,648

EBITDA, excluding certain items	26,729	5,817	(370)	(8,989)	$23,187
Depreciation and amortization	(25,366)	—	—	(537)	(25,903)
Impairment loss	(50,975)	—	—	—	(50,975)
Interest expense, net	—	—	—	—	(4,064)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(57,755)

Additions to long-lived assets	119,686	—	—	837	$120,523

Total assets	520,528	2,960	—	159,951	$683,439

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year ended December 31, 2005
Revenues	$110,053	$3,500	$25,862	$—	$139,415

EBITDA, excluding certain items	(9,353)	976	9,082	(798)	$(93)
Depreciation and amortization	(24,576)	—	—	(1,672)	(26,248)
Interest expense, net	—	—	—	—	(5,105)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(31,446)

Additions to long-lived assets	124,487	—	—	418	$124,905

Total assets	479,170	—	—	126,356	$605,526

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

Reclassifications — Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adoption of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

3.	INVESTMENT IN AFFILIATES

CNL Joint Venture

In October 2005, we formed a joint venture with CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired two of our wholly-owned properties — Great Wolf Lodge — Wisconsin Dells, Wisconsin, and Great Wolf Lodge — Sandusky, Ohio. CNL paid us $80,150 to purchase a 70% interest in the joint venture; we own the remaining 30% of the joint venture. We continue to manage the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements.

In March 2006, our joint venture with CNL entered into a loan agreement and borrowed $63,000. The loan is secured by the joint venture’s resorts. Pursuant to the joint venture agreement, the joint venture distributed to us 30% of the net loan proceeds, or approximately $18,600.

In accordance with the provisions of SFAS 66, upon formation of the joint venture we reclassified 30% of the historical carrying value of the two properties’ net assets to our investment in affiliate balance. We wrote off the remaining 70% of the historical carrying value of the properties’ net assets in determining the loss on sale. The carrying value of our investment in this joint venture was $25,028 and $43,207 as of December 31, 2006 and 2005, respectively.

Summary financial data for our investment in affiliate as of and for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Balance sheet data:
Total assets	$116,973	$120,884
Total liabilities	$69,578	$9,284
Operating data:
Revenue	$37,428	$6,550
Operating Expenses	$(33,630)	$(6,600)
Net loss	$(2,655)	$(1,029)

Under the joint venture formation agreement, we may receive an earn-out of up to $3,000 for each of the two resorts at the end of 2008, based on the 2007/2008 performance of the resorts. The earn-out is a possible source of future earnings for us, which represents a gain contingency. It is not certain that we will realize this future revenue. Accordingly, in accordance with SFAS 5, “Accounting for Contingencies,” we have not recorded the gain contingency.

We agreed to complete construction of a waterpark expansion at our Wisconsin Dells resort and complete some roof repairs at our Sandusky resort. A portion of the proceeds from the joint venture transaction was escrowed to meet these obligations. We have a receivable from the joint venture of $12,825 as of December 31, 2005 related to the escrowed funds; this amount is recorded as accounts receivable-affiliates. We also have a liability of $3,576 for the construction and repairs as of December 31, 2005; this amount is recorded as accrued expenses-affiliates. During 2006, $10,724 of the escrow was used to complete the waterpark expansion and the balance of $2,101 was paid to us.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, we have a receivable from the joint venture of $1,223 that relates primarily to license fees; this amount is recorded as accounts receivable-affiliates. We also have a liability of $443 for construction and repairs; this amount is recorded as accrued expenses-affiliates.

Grand Mount Joint Venture

In June 2005, we entered into a joint venture with The Confederated Tribes of the Chehalis Reservation (the Tribe) to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. We will operate the resort under the Great Wolf Lodge brand, The Confederated Tribes of the Chehalis Reservation will contribute the land needed for the resort, and both parties will maintain equity positions in the joint venture. Construction on the resort began in October 2006. At December 31, 2006, we have a receivable from the Tribe of $1,000 that relates to development fees; this amount is recorded as accounts receivable-affiliates.

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

For the two resort-owning entities with resorts under construction at the time of the Formation Transactions, we recorded the Formation Transactions as a purchase of assets of those two entities. In conjunction with this accounting we:

•	Recorded all identifiable tangible and intangible assets at their estimated fair values as of December 20, 2004;

•	Allocated the excess consideration paid over the estimated fair value of the net assets acquired to all identifiable tangible and intangible assets pro rata based on their estimated fair values;

•	Recorded a deferred tax liability resulting from the difference between the total estimated fair values (including the excess amount described in the previous item) and the tax bases of the assets acquired from the two resort-owning entities. We recorded this liability at our anticipated effective tax rate of 40%. In the fourth quarter of 2005, we recorded adjustments to finalize the deferred tax liabilities, resulting in a decrease in deferred tax liabilities of $6,086, a decrease in property and equipment acquired of $10,801, and an increase in intangible assets of $4,715.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2005

Land and improvements	$38,058	$38,735
Building and improvements	178,464	151,056
Furniture, fixtures and equipment	243,991	167,691
Construction in process	71,848	45,024

	532,361	402,506
Less accumulated depreciation	(42,393)	(17,115)

Property and equipment, net	$489,968	$385,391

Depreciation expense was $25,657, $22,627, and $11,920 for the years ended December 31, 2006, 2005, and 2004, respectively.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2006	2005

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$72,801	$73,979
Sheboygan mortgage loan	—	28,939
Mason construction loan	55,792	—
Pocono Mountains mortgage loan	97,000	—
Other mortgage debt	—	1,552
Junior subordinated debentures	51,550	51,550
Other Debt:
City of Sheboygan bonds	8,383	8,288
City of Sheboygan loan	3,863	4,020

	289,389	168,328
Less current portion of long-term debt	(1,432)	(1,928)

Total long-term debt	$287,957	$166,400

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) minus 4% of the revenues of two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2006.

Sheboygan Mortgage Loan — This loan was repaid on December 13, 2006.

Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct the Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt minus cash divided by consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expires at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.98% as of December 31, 2006). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with an individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at December 31, 2006.

Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures January 1, 2017. The loan is interest only for the initial 18-month period and thereafter is subject to a

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2006.

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

As a result of the issuance of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like the Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trust, and accordingly we do not include the financial statements of the Trust in our consolidated financial statements.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Future Maturities — Future principal requirements on long-term debt are as follows:

Through
December 31,

2007	$1,432
2008	1,952
2009	2,764
2010	58,749
2011	3,165
Thereafter	221,327

Total	$289,389

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2006, we estimate the total fair value of our long-term debt to be $8,377 more than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities.

The carrying amounts for cash and cash equivalents, other current assets, escrows and accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

8.	INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended December 31, 2006
U.S. Federal	$—	$(8,768)	$(8,768)
State and local	506	(732)	(226)
Non-U.S.	56	—	56

	$562	$(9,500)	$(8,938)

Year ended December 31, 2005
U.S. Federal	$55	$(6,566)	$(6,511)
State and local	140	(938)	(798)

	$195	$(7,504)	$(7,309)

Period from December 21, 2004 to December 31, 2004
U.S. Federal	$—	$(2,243)	$(2,243)
State and local	—	(320)	(320)

	$—	$(2,563)	$(2,563)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory Federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	2006	2005	2004

Federal statutory income tax benefit	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income taxes	(0.7)%	(2.6)%	(5.0)%
Nondeductible goodwill	19.9%	13.9%	—
Other	0.4%	0.7%	—

	(15.4)%	(23.0)%	(40.0)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005

Deferred tax assets (liabilities):
Property and equipment	$(34,342)	$(39,931)
Intangibles	8,740	3,879
Investment in affiliates	(1,314)	(1,320)
Loan fees	—	318
Salaries and wages	2,346	707
Prepaid expenses	(717)	(764)
Other	441	(171)
Net operating loss carryforwards	8,546	11,482

Net deferred tax liability	$(16,300)	$(25,800)

Our 2006 net deferred tax liability consisted of a current deferred tax liability of $454 included in accrued expenses and a long-term deferred tax liability of $15,846 in the consolidated balance sheet.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the scheduled reversal of deferred tax liabilities and projections of future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

As of December 31, 2006, we had net operating loss carryforwards of approximately $22,112 and $21,979 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We believe all but $216 of the net operating loss carryforwards will be realized; therefore we have established a valuation as of December 31, 2006 of $216. The valuation allowance is included on the balance sheet in deferred tax liability. There was no valuation allowance on the deferred tax assets as of December 31, 2005.

9.	RELATED-PARTY TRANSACTIONS

We have the following related-party transactions:

•	We and the Predecessor previously used an aircraft owned by an entity owned by several of our former members of senior management. The entity that owns the aircraft also had one employee for whom

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Predecessor provided payroll and benefit services, the costs of which were reimbursed by the entity. This relationship ended in 2005. Payments of $43, and $235 were made in the years ended December 31, 2005, and 2004, respectively, for the lease of the aircraft for company business.

•	A member of our senior management owned a 25% interest in the entity that leases space at the Great Wolf Lodge in Wisconsin Dells and operates the spa located within that resort. In 2005, the member of our senior management divested their ownership interest in this entity. That entity made payments of $38 and $44 to the resort for the years ended December 31, 2005, and 2004, respectively.

•	We provided administrative services for a non-resort hotel entity and a multifamily housing entity owned by certain current and former members of our senior management. This relationship ended in 2005. Amounts charged to these entities in 2005 were $645; no amounts were charged in 2004.

•	We provided administrative services for a development project owned by certain current and former members of our senior management. Amounts charged to this entity in 2005 were $18; no amounts were charged in 2006 and 2004.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters — We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decision adverse to the company could be reached.

Letters of Credit — In connection with the construction of our Sheboygan, Wisconsin resort, we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2007. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheets at December 31, 2006 and 2005.

In connection with the construction of our Mason, Ohio resort, we have supplied a $1,270 letter of credit as a guaranty to the City of Mason that we will make all necessary improvements to the roads and traffic signals around the property. The letter of credit will expire when the city formally approves completion of the road improvements. We have made a $1,270 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheet at December 31, 2006 and 2005.

Guarantees — Based on certain criteria, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” requires a guarantor to recognize, at the inception of a guarantee, a liability for that guarantee. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. In connection with the construction of our Sheboygan, Wisconsin resort, we entered into agreements with the City of Sheboygan and The Redevelopment Authority of the City of Sheboygan, Wisconsin (collectively, the City) whereby the City funded certain costs of construction. The City funded $4,000 toward the construction of the resort and related public improvements and $8,200 toward construction of a convention center connected to the resort.

In exchange for the $4,000 funding, we guaranteed real and personal property tax payments over a fourteen-year period totaling $16,400. This obligation is also guaranteed by three of our former members of senior management. The guarantee was entered into on July 30, 2003.

In exchange for the $8,200 funding, we entered into a lease for the convention center with the City. The initial term of the lease is 25 1/2 years with 15, 5-year renewal options. Under the lease, we will satisfy

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

repayment of the $8,200 funding by making guaranteed room tax payments totaling $25,944 over the initial term of the lease. This obligation is also guaranteed by three of our former members of senior management. This guarantee was also entered into on July 30, 2003.

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

Commitments — We lease office space, storage space and office equipment under various operating leases. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2007	$464
2008	754
2009	—
2010	—
2011	—

Total	$1,218

Rent expense for the years ended December 31, 2006, 2005, and 2004 was not significant.

We also have commitments on contracts to build our resorts under construction. Commitments on these contracts total $79,867 for periods subsequent to December 31, 2006.

11.	RETIREMENT PLAN

We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Our contributions to the plan were $231, $219, and $193 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Deferred Compensation — In 2004, we established a deferred compensation plan for certain of our executives. The plan allows for contributions by both the participants and us. Our employer matching contribution for the plan was $74, $55 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Earnings per Share — We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding, as the effect of those potentially dilutive items is anti-dilutive. We had 1,064,500, 1,471,834 and 1,658,500 total options outstanding at December 31, 2006, 2005 and 2004, respectively.

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

			Period
			December 21,
			2004
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2006	2005	2004

Net loss attributable to common shares	$(49,250)	$(24,413)	$(3,842)
Weighted average common shares outstanding — basic and diluted	30,299,647	30,134,146	30,132,896
Net loss per share — basic and diluted	$(1.63)	$(0.81)	$(0.13)

13.	SHARE-BASED COMPENSATION

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

We recognized $3,559, $(1,554), and $2,891, net of estimated forfeitures, in share-based compensation expense (revenue) for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit (expense) recognized related to share-based compensation was $1,424 and $(621) for the years ended December 31, 2006 and 2005, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of December 31, 2006, total unrecognized compensation cost related to share-based compensation awards was $4,434, which we expect to recognize over a weighted average period of approximately 2.6 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock to employees and directors. At December 31, 2006, there were 1,958,927 shares available for future grants under the Plan.

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

We recorded stock option expense of $1,776 for the years ended December 31, 2006. The per share weighted average fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004, was $6.00, $9.38 and $4.82, respectively. We granted 15,000 and 184,000 stock options during the years ended December 31, 2006 and 2005, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	Twelve Months Ended
	December 31,
	2006	2005	2004

Dividend yield	—	—	—
Weighted average, risk free interest rate	4.33%	3.65%	3.65%
Weighted average, expected life of option	6.0 years	6.0 years	5.0 years
Expected stock price volatility	39.83%	40.00%	23.00%

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity during the years ended December 31, 2006, 2005 and 2004 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Number of shares under option:
Granted on December 20, 2004	1,656,300	$17.00

Outstanding at December 31, 2004	1,656,300	$17.00
Granted	184,000	$21.40
Exercised Forfeited	(368,466)	$17.42

Outstanding at December 31, 2005	1,471,834	$17.45
Granted	15,000	$13.18
Exercised	—
Forfeited	(422,334)	$17.03

Outstanding at December 31, 2006	1,064,500	$17.55	8.05 years
Exercisable at December 31, 2006	653,182	$17.33	8.00 years

The intrinsic value of our outstanding stock options and exercisable stock options was $12 and $0, respectively, at December 31, 2006. At December 31, 2005, all of our option grant prices were above our stock price. Therefore there was no intrinsic value for our outstanding or exercisable shares at December 31, 2005.

Market Condition Share Awards

Certain officers and key employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof. During the year ended December 31, 2006, 81,820 market condition share awards were granted. Grantees of market condition shares were eligible to receive shares of our common stock based on our common stock’s performance in calendar year 2006 relative to a small cap stock index, as designated by the Compensation Committee of the Board of Directors. Based on our common stock performance in 2006, employees earned and were issued 81,820 market condition shares in February 2007. No market condition share awards were outstanding as of December 31, 2005.

We recorded share based expense of $482 for the year ended December 31, 2006. The per share fair value of market condition shares granted during the year ended December 31, 2006 was $5.76 and was determined using a Monte Carlo simulation and the following assumptions:

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Performance Share Awards

Certain officers and key employees are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. During the year ended December 31, 2006, 27,273 performance share awards were granted. Grantees of performance shares were eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria in 2006. We recorded share based compensation expense of $310 for the year ended December 31, 2006. The per share fair value of performance shares granted during the year ended December 31, 2006 was $11.03, which represents the fair value of our common stock on the grant date. Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 17,949 performance shares in February 2007. No performance share awards were outstanding as of December 31, 2005.

Deferred Compensation Awards

Pursuant to their employment arrangements, certain executives received bonuses upon completion of the IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based compensation expense (revenue) of $472 and $(1,557), and $2,891 for the years ended December 31, 2006, 2005 and 2004, respectively.

Non-vested Shares

We have granted non-vested shares to certain employees and our directors. Shares vest between three and five years. We valued the non-vested shares at the closing market value of our common stock on the date of grant.

A summary of non-vested shares activity for the years ended December 31, 2006 and 2005 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Non-vested shares balance at January 1, 2005	—
Granted	15,000	$10.09
Forfeited	—
Vested	—

Non-vested shares balance at December 31, 2005	15,000
Granted	236,000	$11.60
Forfeited	(3,000)
Vested	(3,000)	$10.09

Non-vested shares balance at December 31, 2006	245,000	$11.08	$593

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We recorded share based expense of $519 and $3 for the years ended December 31, 2006 and 2005, respectively.

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

		Period
	Year Ended	December 21, 2004
	December 31,	through
	2005	December 31, 2004

Net loss, as reported	$(24,413)	$(3,842)
Compensation expense, SFAS 123 fair value method, net of tax	(1,364)	(48)

Pro forma net loss	$(25,777)	$(3,890)

Pro forma net loss per share — basic	$(0.86)	$(0.13)
Pro forma net loss per share — diluted	$(0.86)	$(0.13)
Actual net loss per share — basic	$(0.81)	$(0.13)
Actual net loss per share — diluted	$(0.81)	$(0.13)

14.	DISCONTINUED OPERATIONS

As of January 1, 2004, the Predecessor had two hotels classified as held for sale. These hotels were sold in the period from January 1, 2004 through December 20, 2004, resulting in a gain of $4,779. Operating results and the gain on disposition for the hotels classified as held for sale are included in income from discontinued operations in the combined statements of operations for the period January 1, 2004 through December 20, 2004.

On December 20, 2004, in connection with the Formation Transactions, the Predecessor spun-off its non-resort interests to the existing shareholders of GLC. As a result, we have included the operations of the spun-off entities in discontinued operations for all Predecessor period presented.

Operating activity of the discontinued operations for the period January 1, 2004 through December 20, 2004 consisted of the following:

Revenues	$4,859
Expenses	(5,529)
Gain on sale	5,327
Minority interests	(2,729)

Income from discontinued operations	$1,928

Interest on mortgage debt related to properties sold or spun off has been included in the operating results above.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES AND
GREAT LAKES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Total Revenues	$37,836	$35,827	$40,779	$34,206
Operating income (loss)	(544)	(370)	3,787	(56,564)
Net income (loss)	(945)	(1,402)	2,088	(48,991)
Basic earnings (loss) per share	$(0.03)	$(0.05)	$0.07	$(1.61)
Diluted earnings (loss) per share	$(0.03)	$(0.05)	$0.07	$(1.61)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
Total Revenues	$26,996	$26,032	$59,012	$27,375
Operating income (loss)	(3,116)	(2,892)	13,084	(33,418)
Net income (loss)	(2,338)	(2,702)	7,011	(26,384)
Basic earnings (loss) per share	$(0.08)	$(0.09)	$0.23	$(0.88)
Diluted earnings (loss) per share	$(0.08)	$(0.09)	$0.23	$(0.88)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of 2006. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Internal control over financial reporting cannot provide absolute assurance for the prevention or detection of misstatements within our financial reporting because of its inherent limitations. Internal control over financial reporting is a process that involves human judgment and requires diligence and compliance to prevent errors. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis. However, these inherent limitations are known features of the financial reporting process and it is possible to design safeguards to reduce, though not eliminate, this risk. Our management has used the framework set forth in the report entitled “Internal Control -Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.

Remediation of Material Weakness

As discussed in Item 9A of our Form 10-K for the year ended December 31, 2005, there was a material weakness in our internal control over financial reporting related to the collection of sufficient and reliable data necessary to determine the deferred tax accounts and income tax provision in circumstances where we have entered into significant non-routine business transactions. Through the date of this filing, we have taken steps to improve our internal controls around our tax accounting and tax accounts reconciliation processes, procedures and controls, including reconciling all current and deferred tax asset and liability accounts quarterly and reconciling the associated temporary differences to underlying support at least annually. We believe we have taken appropriate steps necessary to remediate this material weakness relating to our tax accounting and tax reconciliation processes, procedures and controls. We will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes we deem appropriate.

Conclusion

Management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, which is included herein.

Changes In Internal Control

During the period covered by this annual report on Form 10-K, other than as noted above in this item 9A, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Great Wolf Resorts, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 7, 2007 expressed an unqualified opinion on those financial statements (which report includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006, as described in Note 13).

DELOITTE & TOUCHE, LLP
Milwaukee, Wisconsin
March 7, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS CORPORATE GOVERNANCE

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference from the Proxy Statement (under the headings “Ownership Of Our Common Stock” and “Equity Compensation Plan Information”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

This information is hereby incorporated by reference from the Proxy Statement (under the heading “Certain Relationships And Related Transactions”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference from the Proxy Statement (under the heading “Relationship With Independent Public Accountants”).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

GREAT WOLF RESORTS, INC.

/s/ JOHN EMERY
John Emery
Chief Executive Officer
Dated: March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Emery John Emery	Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2007

/s/ James A. Calder James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2007

/s/ Joseph Vittoria Joseph Vittoria	Chairman of the Board	March 7, 2007

/s/ Elan Blutinger Elan Blutinger	Director	March 7, 2007

/s/ Randy Churchey Randy Churchey	Director	March 7, 2007

Michael M. Knetter	Director	March 7, 2007

/s/ Alissa N. Nolan Alissa N. Nolan	Director	March 7, 2007

/s/ Edward Rensi Edward Rensi	Director	March 7, 2007

/s/ Howard Silver Howard Silver	Director	March 7, 2007

INDEX TO EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2006)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.5+	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s

Exhibit
Number	Description
Registration Statement on Form S-1 filed January 21, 2005)

10.6	Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.7	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.8	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.9+	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.10+	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.11+	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.12	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.13	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.14	Venture formation and Contribution Agreement dated October 3, 2005, among Great Wolf Resorts, Inc., Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC, and CNL Income Partners, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed October 7, 2005).

10.15	Loan Agreement dated March 1, 2006, among CNL Income GW WI-Del, LP and CNL Income GW Sandusky, LP, as borrowers, and NSPL, Inc., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 2, 2006).

10.16	Loan Agreement dated July 28, 2006, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2006).

10.17	Loan Agreement dated December 6, 2006, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2006).

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

Exhibit
Number	Description
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.