Form 10-Q
period 2007-03-31
Great Wolf Resorts, Inc.
filed 2007-05-08
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,680,819 as of May 8, 2007.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,718	$96,778
Accounts receivable, net of allowance for doubtful accounts of $100 and $205	2,128	2,680
Accounts receivable – affiliates	1,491	2,223
Inventory	3,403	2,825
Other current assets	6,593	4,638

Total current assets	76,333	109,144
Property and equipment, net	524,405	489,968
Investment in affiliates	24,931	25,028
Other assets	26,926	19,450
Other intangible assets	23,829	23,829
Goodwill	16,020	16,020

Total assets	$692,444	$683,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,444	$1,432
Accounts payable	22,156	25,882
Accrued payroll	1,391	2,768
Accrued expenses	13,706	12,740
Accrued expenses – affiliates	378	443
Advance deposits	10,879	7,165
Gift certificates payable	2,947	3,349

Total current liabilities	52,901	53,779
Mortgage debt	288,982	275,711
Other long-term debt	12,044	12,246
Other long-term liabilities	391	391
Deferred tax liability	14,923	15,846
Deferred compensation liability	2,353	2,200

Total liabilities	371,594	360,173
Minority interest	5,296	5,757
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,604,607 and 30,509,320 shares, issued and outstanding, at March 31, 2007 and December 31, 2006, respectively	306	305
Additional paid in capital	396,958	396,909
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(79,510)	(77,505)
Deferred compensation	(2,200)	(2,200)

Total stockholders’ equity	315,554	317,509

Total liabilities and stockholders’ equity	$692,444	$683,439

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
Revenues:
Rooms	$28,872	$22,687
Food and beverage	7,790	5,771
Other hotel operations	6,984	5,521
Management and other fees	607	148
Management and other fees — related parties	1,171	727

	45,424	34,854
Other revenue from managed properties	3,035	2,982

Total revenues	48,459	37,836

Operating expenses by department:
Rooms	4,155	2,997
Food and beverage	6,653	4,871
Other	5,712	4,327
Other operating expenses:
Selling, general and administrative	13,122	11,650
Property operating costs	7,883	4,877
Depreciation and amortization	8,644	6,098
Loss on sale of property	—	578

	46,169	35,398
Other expenses from managed properties	3,035	2,982

Total operating expenses	49,204	38,380

Net operating loss	(745)	(544)
Interest income	(1,155)	(683)
Interest expense	3,693	1,862

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	(3,283)	(1,723)
Income tax benefit	(1,026)	(675)
Minority interests, net of tax	(316)	(14)
Equity in (earnings) loss of unconsolidated affiliates, net of tax	64	(89)

Net loss	$(2,005)	$(945)

Net loss per share-basic	$(0.07)	$(0.03)

Net loss per share-diluted	$(0.07)	$(0.03)

Weighted average common shares outstanding:
Basic	30,426,130	30,147,896

Diluted	30,426,130	30,147,896

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three months ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(2,005)	$(945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,644	6,098
Non-cash employee compensation expense	629	796
Loss on sale of property	—	578
Equity in earnings (loss) of unconsolidated affiliates	94	(148)
Minority interests	(461)	(24)
Deferred tax benefit	(911)	(606)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(1,816)	2,913
Accounts payable, accrued expenses and other liabilities	155	(2,790)

Net cash provided by operating activities	4,329	5,872

Investing activities:
Capital expenditures for property and equipment	(43,592)	(25,574)
Cash distributions from unconsolidated affiliates	—	18,816
Investment in affiliates	—	(357)
Investment in development	(8,571)	—
Proceeds from sale of assets	—	1,540
Increase in restricted cash	(19)	(977)
Increase (decrease) in escrows	638	(379)

Net cash used in investing activities	(51,544)	(6,931)

Financing activities:
Principal payments on long-term debt	(348)	(510)
Proceeds from issuance of long-term debt	13,503	3,580

Net cash provided by financing activities	13,155	3,070

Net increase (decrease) in cash and cash equivalents	(34,060)	2,011
Cash and cash equivalents, beginning of period	96,778	54,782

Cash and cash equivalents, end of period	$62,718	$56,793

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$3,377	$1,681
Cash paid for income taxes	$147	$192
Non-cash items:
Construction in process accruals	$895	$5,846
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of March 31, 2007, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area(1)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (2)	30%	1997	309	77	102,000
Sandusky, OH (2)	30%	2001	271	—	41,000
Traverse City, MI	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405 (3)	—	78,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (4)	—	2006	406	—	94,000
Mason, OH (5)	84%	2006	401	—	93,000
Resorts Under Construction:
Grapevine, TX(6)	100%	Late 2007	404	—	98,000
Grand Mound, WA(7)	49%	Early 2008	398	—	78,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda spa in the resorts that have such amenities.

(2)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 70% interest in the joint venture, and we have a 30% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of 104 additional guest suites, conference center space and waterpark attractions began in May 2006. The additional waterpark attractions were completed in December 2006. The additional guest suites were completed in March 2007. We expect to complete the conference center space in Summer 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS), to build this resort and attached conference center. We operate the resort under our Great Wolf Lodge brand and have a majority of the equity in the project. CBS has a minority equity interest in the resort. This resort opened in December 2006 and the conference center was completed in March 2007.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, eight-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Segments—We are organized into a single operating division. Within that operating division, we have three reportable segments in 2007:
•	resort ownership/operation-revenues derived from our consolidated owned resorts;

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.
          We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates.
The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended March 31, 2007
Revenues	$43,646	$4,813	$—	$—	$48,459

EBITDA, excluding certain items	8,422	1,778	—	(2,301)	$7,899
Depreciation and amortization	(8,489)	—	—	(155)	(8,644)
Interest expense, net	—	—	—	—	(2,538)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	—	$(3,283)

Additions to long-lived assets	43,323	—	—	269	$43,592

Total assets	555,532	1,976	—	134,936	$692,444

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended March 31, 2006
Revenues	$33,979	$3,857	$—	$—	$37,836

EBITDA, excluding certain items	8,103	875	—	(3,424)	$5,554
Depreciation and amortization	(5,995)	—	—	(103)	(6,098)
Interest expense, net	—	—	—	—	(1,179)

Loss before income taxes, minority interests, and equity in loss of unconsolidated affiliates	—	—	—	—	$(1,723)

Additions to long-lived assets	25,452	—	—	122	$25,574

Total assets	481,895	4,137	—	116,512	$602,544

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. Goodwill is included in our resort ownership/operation segment.
          Recent Accounting Pronouncements — In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
          We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the tax years since the date of our IPO are open in all jurisdictions. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
          We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had unrecognized tax benefits of $978, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 U.S. Federal income tax return related to transaction costs from our IPO. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year.
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
          We recognized $629 and $796, net of estimated forfeitures, in share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized related to share-based compensation was $256 and $318 for the three months ended March 31, 2007 and 2006, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of March 31, 2007, total unrecognized compensation cost related to share-based compensation awards was $4,035, which we expect to recognize over a weighted average period of approximately 2.8 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At March 31, 2007, there were 1,688,486 shares available for future grants under the Plan.
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
          We recorded stock option expense of $459 and $482 for the three months ended March 31, 2007 and 2006, respectively. There were no stock options granted during the three months ended March 31, 2007 or 2006.
A summary of stock option activity during the three months ended March 31, 2007 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Number of shares under option:
Outstanding at beginning of period	1,064,500	$17.55

Granted	—
Exercised	—
Forfeited	(833)	$15.16

Outstanding at end of period	1,063,667	$17.55	7.79 years
Exercisable at end of period	702,514	$17.62	7.75 years

There was no intrinsic value for our outstanding or exercisable stock options at March 31, 2007 and 2006.
Market Condition Share Awards
          Certain officers and key employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.
We granted 215,592 and 81,820 market condition share awards during the three months ended March 31, 2007 and 2006, respectively. We recorded share based expense of $160 and $85 for the three months ended March 31, 2007 and 2006, respectively.
Of the 2007 market condition shares awards granted:
•	53,006 are based on our common stock’s performance in 2007 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2007-2009. The per share fair value of these market condition shares was $7.25.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	5.05%
Expected stock price volatility	42.13%
Expected stock price volatility (small-cap stock index)	16.64%
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date.

•	81,293 are based on our common stock’s absolute performance during the three-year period 2007-2009. Half of these shares vest on December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $6.65.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date.

•	81,293 are based on our common stock’s performance in 2007-2009 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. Half of these shares vest on

December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $8.24.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%
Expected stock price volatility (small-cap stock index)	16.64%
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date.
     Of the 2006 market condition shares awards granted:
•	81,820 were based on our common stock’s performance in 2006 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. The per share fair value of these market condition shares was $5.76.

The fair value of the market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.12%
Expected stock price volatility (peer group of companies)	31.00%
Expected stock price volatility (small-cap stock index)	17.50%
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the one year T-bill rate. Our expected stock price volatility was estimated using daily returns data for the three-year period ending on the grant date for peer group companies. The expected stock price volatility for the small cap stock index was estimated using three-year return averages.

Based on our common stock performance in 2006, employees earned and were issued 81,820 market condition shares in February 2007.
Performance Share Awards
          Certain officers and key employees are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 23,149 and 27,273 performance shares during the three months ended March 31, 2007 and 2006, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year. We recorded share based compensation expense of $25 and $55 for the three months ended March 31, 2007 and 2006, respectively. The per share fair value of performance shares granted during the three months ended March 31, 2007 and 2006, was $13.10 and $11.03, respectively, which represents the fair value of our common stock on the grant date.

Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 17,949 performance shares in February 2007. As a result, we recorded a reduction in expense of $103 during the three months ended March 31, 2007 related to the shares not issued.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of the IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based compensation expense (revenue) of ($94) and $166, for the three months ended March 31, 2007 and 2006, respectively.
Non-vested Shares
          We have granted non-vested shares to certain employees and our directors. Shares vest ratably over various periods up to five years from the grant date. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the three months ended March 31, 2007 is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested shares balance at beginning of period	245,000
Granted	42,078	$13.18
Forfeited	(5,000)
Vested	(38,000)	$11.60

Non-vested shares balance at end of period	244,078	$11.81	$408
          We recorded share based expense of $182 and $8 for the three months ended March 31, 2007 and 2006, respectively.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006
Land and improvements	$38,058	$38,058
Building and improvements	214,373	178,464
Furniture, fixtures and equipment	247,762	243,991
Construction in process	75,055	71,848

	575,248	532,361
Less accumulated depreciation	(50,843)	(42,393)

Property and equipment, net	$524,405	$489,968

Depreciation expense was $8,450 and $6,344 for the three months ended March 31, 2007 and 2006, respectively.
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$72,477	$72,801
Mason construction loan	69,221	55,792
Pocono Mountains mortgage loan	97,000	97,000
Junior subordinated debentures	51,550	51,550
Other Debt:
City of Sheboygan bonds	8,402	8,383
City of Sheboygan loan	3,820	3,863

	302,470	289,389
Less current portion of long-term debt	(1,444)	(1,432)

Total long-term debt	$301,026	$287,957

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) minus 4% of the revenues of two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2007.
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct the Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt minus cash divided by consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expired at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.97% as of March 31, 2007). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with an individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2007.
     Pocono Mountains Mortgage Loan – In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2007.

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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for the BANs. The notes bear interest at an annual rate of 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of BANs or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2008	$1,444
2009	2,285
2010	2,810
2011	72,228
2012	3,195
Thereafter	220,508

Total	$302,470

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

	Three months ended
	March 31,
	2007	2006
Net income (loss) attributable to common shares	$(2,005)	$(945)
Weighted average common shares outstanding — basic	30,426,130	30,147,896
Weighted average common shares outstanding — diluted	30,426,130	30,147,896
Net income (loss) per share — basic	$(0.07)	$(0.03)
Net income (loss) per share — diluted	$(0.07)	$(0.03)
     Options to purchase 1,048,500 and 1,262,668 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2007, and 2006, respectively, because the exercise prices for the options were greater than the average market price of the common shares during that period. There were 238,741 and 109,096 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2007, and 2006, respectively, because the market and/or performance criteria related to these shares had not been met.
7. SUBSEQUENT EVENTS
          On May 8, 2007, we announced plans to proceed with construction of our next Great Wolf Lodge resort in the Charlotte, North Carolina metropolitan area. We expect to build a 401-room resort with an accompanying 20,000 square feet of meeting space. The project is subject to regulatory and land use approvals, which are expected to occur later in 2007. Based on the anticipated timing of final approvals, we expect to begin construction in late 2007.
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of March 31, 2007, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

						Indoor
	Ownership				Condo	Entertainment
	Percentage	Opening	Guest Suites		Units	Area(1)
						(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (2)	30%	1997	309		77	102,000
Sandusky, OH (2)	30%	2001	271		—	41,000
Traverse City, MI	100%	2003	281		—	51,000
Kansas City, KS	100%	2003	281		—	49,000
Sheboygan, WI	100%	2004	182		64	54,000
Williamsburg, VA	100%	2005	405	(3)	—	78,000
Pocono Mountains, PA	100%	2005	401		—	91,000
Niagara Falls, ONT (4)	—	2006	406		—	94,000
Mason, OH (5)	84%	2006	401		—	93,000
Resorts Under Construction:
Grapevine, TX(6)	100%	Late 2007	404		—	98,000
Grand Mound, WA(7)	49%	Early 2008	398		—	78,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda spa in the resorts that have such amenities.

(2)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 70% interest in the joint venture, and we have a 30% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of 104 additional guest suites, conference center space and waterpark attractions began in May 2006. The additional waterpark attractions were completed in December 2006. The additional guest suites were completed in March 2007. We expect to complete the conference center space in Summer 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS), to build this resort and attached conference center. We operate the resort under our Great Wolf Lodge brand and have a majority of the equity in the project. CBS has a minority equity interest in the resort. This resort opened in December 2006 and the conference center was completed in March 2007.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods themed, eight-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.
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
     We believe recent vacation trends favor drive-to family entertainment resorts featuring indoor waterparks, as the number of families choosing to take shorter, more frequent vacations they can drive to has increased in recent years. We believe these trends will continue. We believe indoor waterpark resorts are generally less affected by changes in economic cycles, as drive-to destinations are generally less expensive and more convenient than destinations that require air travel.
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
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts, and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total resort revenue for the three months ended March 31, 2007. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2007, approximately 34% of our total resort revenues consisted of non-rooms revenue.
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
Recent Accounting Pronouncements
          In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
          We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the tax years since the date of our IPO are open in all jurisdictions. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
          We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had unrecognized tax benefits of $978, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 U.S. Federal income tax return related to transaction costs from our IPO. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do no expect the total amount of unrecognized tax benefits to change significantly in the next year.
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
     The following table reconciles net income (loss) to EBITDA for the periods presented.

	Three months ended
	March 31,
	2007	2006
Net loss	$(2,005)	$(945)
Adjustments:
Interest expense, net	2,538	1,179
Income tax benefit	(911)	(606)
Depreciation and amortization	8,644	6,098

EBITDA	$8,266	$5,726

     Results of Operations

General
     Our results of operations for the three months ended March 31, 2007 and 2006 are not directly comparable primarily due to the opening of our Great Wolf Lodge in Mason, Ohio in December 2006.
     Our financial information includes:
•	our corporate entity that provides resort development and management services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, and Mason operating resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	cost of sales of condominiums;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
     Three months ended March 31, 2007 compared with the three months ended March 31, 2006
The following table shows key operating statistics for our resorts for the three months ended March 31, 2007 and 2006:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	March 31, 2007	March 31, 2007	March 31, 2006	$	%
Occupancy	64.2%	65.6%	66.8%	N/A	(1.8)%
ADR	$253.99	$247.61	$238.04	$9.57	4.0%
RevPAR	$163.17	$162.43	$158.92	$3.51	2.2%
Total RevPOR	$387.63	$375.87	$360.95	$14.92	4.1%
Total RevPAR	$249.03	$246.56	$240.98	$5.58	2.3%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2007 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, and Poconos resorts).
     In December 2006 we opened our resort in Mason, Ohio. As a result, total revenue, rooms revenue and other revenue for the three month periods ended March 31, 2007 and March, 2006 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
			Increase
	2007	2006	(Decrease)
Revenues	$48,459	$37,836	$10,623
Operating expenses:
Departmental operating expenses	16,520	12,195	4,325
Selling, general and administrative	13,122	11,650	1,472
Property operating costs	7,883	4,877	3,006
Depreciation and amortization	8,644	6,098	2,546
Loss on sale of real estate	—	578	(578)
Net operating loss	(745)	(544)	201
Net interest expense	2,538	1,179	1,359
Income tax benefit	(1,026)	(675)	351
Net loss	(2,005)	(945)	1,060
     Revenues. Total revenues increased primarily due to the opening of our Mason resort in December 2006. Revenues also increased at our resorts in Williamsburg and Pocono Mountains by $3,002 for the three months ended March 31, 2007 as compared to March 31, 2006 due to increased marketing efforts.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Mason resort in December 2006.
•	Total departmental expenses increased primarily due to the impact of our Mason resort.

•	Total selling, general and administrative expenses increased primarily due to the impact of our Mason resort.

•	Total property operating costs (exclusive of opening costs) increased primarily due to the impact of our Mason resort. Property operating costs (exclusive of opening costs) for our Williamsburg and Pocono Mountains resorts increased $781, primarily due to increased repairs and maintenance expense, and increased utilities expense related to expansions. Opening costs primarily related to our Williamsburg, Mason, Grapevine and Grand Mound resorts were $2,313 for the three months ended March 31, 2007, as compared to $725 for the three months ended March 31, 2006 related to our Pocono Mountains, Mason, Grapevine and our managed property in Niagara.

•	Total depreciation and amortization increased due to the opening of our Mason resort and additional property and equipment purchases at our other resorts. Our Williamsburg and Pocono Mountains resorts had increased deprecation during the three months ended March 31, 2007 as compared to March 31, 2006 of $584 which relates to added amenities and expansions at these resorts.
     Net operating loss. Net operating loss for the three months ended March 31, 2007 increased $201 to $(745) from $(544) for the three months ended March 31, 2006.
     Net loss. Net loss increased due to the following:
•	A increase in operating loss from $(544) for the three months ended March 31, 2006 to $(745) for the three months ended March 31, 2007.

•	An increase in net interest expense of $1,359 mainly due to mortgage debt related our Pocono Mountains and Mason resorts.
     This increase was partially offset by an increase of $351 in income tax benefit recorded in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
Segments
     We are organized into a single operating division. Within that operating division, we have three reportable segments in 2007:
•	resort ownership/operation-revenues derived from our consolidated owned resorts;

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.
          We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates.

	Three months ended March 31,
			Increase
	2007	2006	(Decrease)
Resort Ownership/Operation
Revenues	$43,646	$33,979	$9,667
EBITDA, excluding certain items	8,422	8,103	319

Resort Third-Party Mgmt
Revenues	4,813	3,857	956
EBITDA, excluding certain items	1,778	875	903

	Three months ended March 31,
			Increase
	2007	2006	(Decrease)
Condominium Sales
Revenues	—	—	—
EBITDA, excluding certain items	—	—	—

Other
Revenues	—	—	—
EBITDA, excluding certain items	(2,301)	(3,424)	1,123
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $302,470 and $289,389 as of March 31, 2007 and December 31, 2006, respectively, summarized as follows:

	March 31,	December 31,
	2007	2006
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$72,477	$72,801
Mason construction loan	69,221	55,792
Pocono Mountains mortgage loan	97,000	97,000
Junior subordinated debentures	51,550	51,550
Other Debt:
City of Sheboygan bonds	8,402	8,383
City of Sheboygan loan	3,820	3,863

	302,470	289,389
Less current portion of long-term debt	(1,444)	(1,432)

Total long-term debt	$301,026	$287,957

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio, representing the combined EBITDA (adjusted for non-recurring items, unusual items, infrequent items and asset impairment charges) minus 4% of the revenues of two resorts divided by their combined annual interest expense and principal amortization. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2007.
     Mason Construction Loan — In December 2005 we closed on a $76,800 loan to construct the Great Wolf Lodge in Mason, Ohio. The loan is secured by a first mortgage on the Mason, Ohio property and matures in December 2008. The loan also has two one-year extensions after the initial 3-year term available at our option. The lenders have a construction and debt service guaranty from us. In conjunction with the debt service guaranty, we must maintain a maximum ratio of long-term debt minus cash divided by consolidated trailing twelve month adjusted EBITDA of 6.50x and a minimum tangible net worth of $200,000 or greater. The construction guaranty expired at the opening date of the resort and the debt service guaranty expires once the resort achieves a trailing cash flow threshold. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points (total rate of 7.97% as of March 31, 2007). The loan is interest only during the initial three-year term and then is subject to a 25-year amortization schedule in the extension years. The loan has customary covenants associated with an individual mortgaged property. There are no prohibitions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2007.

     Pocono Mountains Mortgage Loan – In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary prohibitions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2007.
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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for the BANs. The notes bear interest at an annual rate of 3.95% and mature in 2008. The notes are not a general obligation of the City and are payable from (a) the proceeds of BANs or other funds appropriated by the City for the payment of interest on the BANs and (b) the proceeds to be delivered from the issuance and sale of securities by the City. We have an obligation to fund payment of these BANs. Our obligation to fund repayment of the notes will be satisfied by certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2008	$1,444
2009	2,285
2010	2,810
2011	72,228
2012	3,195
Thereafter	220,508

Total	$302,470

Short-Term Liquidity Requirements
     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
     Historically, we have satisfied our short-term liquidity requirements through operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months.
Long-Term Liquidity Requirements
     Our long-term liquidity requirements consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:
•	scheduled debt maturities;

•	capital contributions and loans to unconsolidated joint ventures;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	costs associated with the development of new resorts.
We expect to meet these needs through existing working capital, cash provided by operations and a combination of mortgage financing on properties being developed, proceeds from investing activities (such as the sale of newly-constructed condominiums at our existing resorts or sale of ownership interests in certain resorts), additional borrowings under future credit facilities, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts and capital contributions to joint ventures owning resorts under construction. Such expenditures were $50,592 for the three months ended March 31, 2007. We expect to have approximately $107,300 of such expenditures in the remainder of 2007 and $26,000 in 2008. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, proceeds from investing activities and new and/or existing mortgage financing on properties being developed.
Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at March 31, 2007. We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30% ownership interest. At March 31, 2007, the joint venture had aggregate outstanding indebtedness to third parties of approximately $63,000. This loan is a mortgage loan that is non-recourse to us.

•	We entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest.
As capital may be required to fund the activities of these resorts, we may be required to fund in the future the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. Additionally, we may be required to provide a guarantee on mortgage debt to be obtained by the Grand Mound joint venture. Based on the nature of the activities conducted in these joint ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long-term. Management does not currently believe that any additional future funding of these joint ventures will have an adverse effect on our financial condition, however, as we do not expect to make significant future capital contributions to these joint ventures other than during the construction period for the Grand Mound resort.
Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2007:

	Payment Terms
		Less			More
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Debt obligations(1)	$302,470	$1,444	$5,095	$75,423	$220,508
Operating lease obligations	1,053	405	648	—	—
Construction contracts	57,113	57,113	—	—	—
Reserve on unrecognized tax benefits	978	—	—	978	—

Total	$361,614	$58,962	$5,743	$76,401	$220,508

(1)	Includes $8,402 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,820 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.

     Working Capital
     We had $62,718 of available cash and cash equivalents and working capital of $23,432 (current assets less current liabilities) at March 31, 2007, compared to the $96,778 of available cash and cash equivalents and $55,365 of working capital at December 31, 2006.
Cash Flows
     Three months ended March 31, 2007 compared with the three months ended March 31, 2006

			Increase
	2007	2006	(Decrease)
Net cash provided by operating activities	$4,329	$5,872	$(1,543)
Net cash used in investing activities	(51,544)	(6,931)	44,613
Net cash provided by financing activities	13,155	3,070	10,085
     Operating Activities. The decrease in net cash provided by operating activities resulted primarily from an increase in net loss and the change in accounts receivable and other assets for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, resulted primarily from increased capital expenditures for our properties that are in service and our development properties.
     Financing Activities. The increase in net cash provided by financing activities resulted primarily from an increase in loan proceeds, net of principal payments in the three months ended March 31, 2007 versus the three months ended March 31, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our earnings are also affected by the changes in our interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. We may use derivative financial instruments to manage or hedge interest rate risks related to our borrowings. We do not intend to use derivatives for trading or speculative purposes.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $76.8 million. The agreement expires in December 2008. The agreement effectively fixes the interest rate on $76.8 million of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which is expected to fully perform under the terms of the agreement.

     As of March 31, 2007, we had total indebtedness of approximately $302,470. This debt consisted of:
•	$72,477 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$97,000 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%

•	$69,221 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30 day LIBOR plus a spread of 265 basis points. The total rate was 7.97% at March 31, 2007.

•	$8,402 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,820 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and
     As of March 31, 2007, we estimate the total fair value of the indebtedness described above to be $4,434 more than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate and/or LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $692 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $692 annually.
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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2007. We have concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes In Internal Control
          During the period covered by this quarterly report on Form 10-Q, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to us could be reached.
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 18, 2006)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: May 8, 2007