Form 10-Q
period 2007-06-30
Great Wolf Resorts, Inc.
filed 2007-08-07
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,700,387 as of August 7, 2007.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,479	$96,778
Accounts receivable, net of allowance for doubtful accounts of $117 and $205	2,616	2,680
Accounts receivable – affiliates	2,118	2,223
Inventory	3,854	2,825
Advances to affiliates	3,027	—
Other current assets	7,046	4,638

Total current assets	45,140	109,144
Property and equipment, net	560,760	489,968
Investments in and advances to affiliates	51,840	25,028
Other assets	21,595	19,450
Other intangible assets	23,829	23,829
Goodwill	17,927	16,020

Total assets	$721,091	$683,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,470	$1,432
Accounts payable	19,465	25,882
Accrued payroll	2,442	2,768
Accrued expenses	13,202	12,740
Accrued expenses – affiliates	378	443
Advance deposits	7,980	7,165
Gift certificates payable	2,652	3,349

Total current liabilities	47,589	53,779
Mortgage debt	249,304	224,161
Other long-term debt	92,549	63,796
Other long-term liabilities	391	391
Deferred tax liability	14,031	15,846
Deferred compensation liability	2,535	2,200

Total liabilities	406,399	360,173
Minority interest	—	5,757
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 30,700,619 and 30,509,320 shares issued and outstanding, at June 30, 2007, and December 31, 2006, respectively	307	305
Additional paid in capital	397,592	396,909
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(81,166)	(77,505)
Deferred compensation	(2,200)	(2,200)
Accumulated other comprehensive income, net of tax	159	—

Total stockholders’ equity	314,692	317,509

Total liabilities and stockholders’ equity	$721,091	$683,439

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rooms	$28,033	$21,453	$56,905	$44,140
Food and beverage	7,254	5,200	15,044	10,971
Other hotel operations	6,600	4,908	13,584	10,429
Management and other fees	641	593	1,248	741
Management and other fees — related parties	1,017	670	2,188	1,397

	43,545	32,824	88,969	67,678
Other revenue from managed properties	2,802	3,003	5,838	5,985

Total revenues	46,347	35,827	94,807	73,663

Operating expenses by department:
Rooms	3,834	2,877	7,989	5,874
Food and beverage	6,457	4,485	13,110	9,355
Other	5,878	4,012	11,591	8,338
Other operating expenses:
Selling, general and administrative	11,458	10,952	24,579	22,603
Property operating costs	6,289	4,699	14,172	9,575
Depreciation and amortization	8,818	6,169	17,462	12,267
Loss on sale of property	—	—	—	578

	42,734	33,194	88,903	68,590
Other expenses from managed properties	2,802	3,003	5,838	5,985

Total operating expenses	45,536	36,197	94,741	74,575

Net operating income (loss)	811	(370)	66	(912)
Interest income	(659)	(769)	(1,814)	(1,452)
Interest expense	3,582	1,720	7,275	3,582

Loss before income taxes, minority interests, and equity in losses of unconsolidated affiliates	(2,112)	(1,321)	(5,395)	(3,042)
Income tax benefit	(917)	(511)	(1,961)	(1,185)
Minority interests, net of tax	(193)	(23)	(486)	(37)
Equity in loss of unconsolidated affiliates, net of tax	654	615	713	525

Net loss	$(1,656)	$(1,402)	$(3,661)	$(2,345)

Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	159	—	159	—

Comprehensive loss	$(1,497)	$(1,402)	$(3,502)	$(2,345)

Net loss per share-basic	$(0.05)	$(0.05)	$(0.12)	$(0.08)

Net loss per share-diluted	$(0.05)	$(0.05)	$(0.12)	$(0.08)

Weighted average common shares outstanding:
Basic	30,566,218	30,299,896	30,496,174	30,223,896

Diluted	30,566,218	30,299,896	30,496,174	30,223,896

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(3,661)	$(2,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,462	12,267
Non-cash employee compensation expense	1,406	1,672
Loss on sale of property	—	578
Equity in losses of unconsolidated affiliates	1,121	877
Minority interests	(764)	(62)
Deferred tax benefit	(2,091)	(1,511)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(4,914)	2,803
Accounts payable, accrued expenses and other liabilities	(484)	(6,690)

Net cash provided by operating activities	8,075	7,589

Investing activities:
Capital expenditures for property and equipment	(92,594)	(49,755)
Cash distributions from unconsolidated affiliates	—	18,816
Investments in and advances to affiliates	(19,455)	(357)
Investment in development	(9,470)	—
Purchase of minority interest	(6,900)	—
Issuance of notes receivable	(3,264)	—
Proceeds from sale of assets	—	2,010
Increase in restricted cash	(2)	(836)
Decrease in escrows	277	487

Net cash used in investing activities	(131,408)	(29,635)

Financing activities:
Principal payments on long-term debt	(686)	(992)
Proceeds from issuance of long-term debt	54,619	26,019
Payment of loan costs	(899)	(563)

Net cash provided by financing activities	53,034	24,464

Net (decrease) increase in cash and cash equivalents	(70,299)	2,418
Cash and cash equivalents, beginning of period	96,778	54,782

Cash and cash equivalents, end of period	$26,479	$57,200

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$6,761	$3,231
Cash paid for income taxes, net of refunds	$135	$288
Non-cash items:
Change in construction in process accruals	$5,203	$6,425
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
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop, miniature golf, interactive game attraction and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of June 30, 2007, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area (1)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (2)	30%	1997	308	77	102,000
Sandusky, OH (2)	30%	2001	271	—	41,000
Traverse City, MI (3)	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	78,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (4)	—	2006	406	—	94,000
Mason, OH (5)	100%	2006	401	—	93,000
Resorts Announced or Under Construction:
Grapevine, TX (6)	100%	Late 2007	402	—	98,000
Grand Mound, WA (7)	49%	Early 2008	398	—	78,000
Charlotte (metropolitan area), NC (8)	100%	Early 2009	400	—	95,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda spa in the resorts that have such amenities.

(2)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we have a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of a 9,000 square foot conference center space began in May 2007. We expect to complete the expansion in late 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We initially entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS) to build this resort and attached conference center. In June 2007 we purchased CBS’ equity interest in this joint venture, and we now own 100% of the resort.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods-themed, eight-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.

(8)	We have announced plans to develop a Great Wolf Lodge resort in the Charlotte, North Carolina metropolitan area. The northwoods-themed, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort is expected to begin in late 2007 with expected completion in early 2009.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Investments in and Advances to Affiliates — As of June 30, 2007, we have investments in two joint ventures that we do not consolidate:
•	A 30.32% interest in a joint venture that owns Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio.

•	A 49% interest in a joint venture that owns a Great Wolf Lodge resort under construction in Grand Mound, Washington.
          We use the equity method to account for our investments in unconsolidated joint ventures, as we do not have a controlling interest. Net income or loss is allocated between the owners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the owners based on the difference between each owner’s claim on the net assets of the joint venture at the end and beginning of the period, after taking into account contributions and distributions. Each owner’s share of the net assets of the joint venture is calculated as the amount that the owner would receive if the joint venture were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and owners in accordance with their respective priorities. Included in our Investment in and Advances to Affiliates lines on our June 30, 2007 balance sheet is a loan of $11,027 to one of our joint ventures. This loan bears interest at 11%.
     Minority Interest — We record the non-owned equity interests of our consolidated subsidiaries as minority interests on our consolidated balance sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interests” in our Condensed Consolidated Statements of Operations. In June 2007 we purchased the minority interest in the one resort that had minority interest, and we now own 100% of the resort. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired was recorded as an increase to goodwill of $1,907.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     Other Comprehensive Income – We record unrealized gain and loss on interest rate swaps in accordance with Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the effective portion of the swap’s gain or loss to be initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
     Segments—We are organized into a single operating division. Within that operating division, we have two reportable segments in 2007 and 2006:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts.
          We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates.

The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-		Totals per
	Ownership/	Party		Financial
	Operation	Management	Other	Statements
Three months ended June 30, 2007
Revenues	$41,887	$4,460	$—	$46,347

EBITDA, excluding certain items	9,085	1,658	(1,114)	$9,629
Depreciation and amortization	(8,582)	—	(236)	(8,818)
Interest expense, net	—	—	—	(2,923)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated affiliates	—	—	—	$(2,112)

Additions to long-lived assets	48,898	—	104	$49,002

	Resort	Resort Third-		Totals per
	Ownership/	Party		Financial
	Operation	Management	Other	Statements
Six months ended June 30, 2007
Revenues	$85,533	$9,274	$—	$94,807

EBITDA, excluding certain items	17,507	3,436	(3,415)	$17,528
Depreciation and amortization	(17,168)	—	(294)	(17,462)
Interest expense, net	—	—	—	(5,461)

Loss before income taxes, minority interests, and equity in loss of unconsolidated affiliates	—	—	—	$(5,395)

Additions to long-lived assets	92,252	—	342	$92,594

Total assets	592,245	2,532	126,314	$721,091

	Resort	Resort Third-		Totals per
	Ownership/	Party		Financial
	Operation	Management	Other	Statements
Three months ended June 30, 2006
Revenues	$31,561	$4,266	$—	$35,827

EBITDA, excluding certain items	7,943	1,263	(3,407)	$5,799
Depreciation and amortization	(6,046)	—	(123)	(6,169)
Interest expense, net	—	—	—	(951)

Loss before income taxes, minority interests, and equity in loss of unconsolidated affiliates	—	—	—	$(1,321)

Additions to long-lived assets	23,991	—	190	$24,181

	Resort	Resort Third-		Totals per
	Ownership/	Party		Financial
	Operation	Management	Other	Statements
Six months ended June 30, 2006
Revenues	$65,540	$8,123	$—	$73,663

EBITDA, excluding certain items	16,044	2,138	(6,827)	$11,355
Depreciation and amortization	(12,041)	—	(226)	(12,267)
Interest expense, net	—	—	—	(2,130)

Loss before income taxes, minority interests, and equity in loss of unconsolidated affiliates	—	—	—	$(3,042)

Additions to long-lived assets	49,443	—	312	$49,755

Total assets	498,973	1,569	119,170	$619,712

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investments in and advances to affiliates, and intangibles. Goodwill is included in our resort ownership/operation segment.
     Recent Accounting Pronouncements — In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We are currently evaluating the impact of the adoption of this statement.

3. SHARE-BASED COMPENSATION
     Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Other than for the expense related to our deferred compensation shares and our non-vested shares, no share-based employee compensation cost has been reflected in net income prior to January 1, 2006.
     We recognized $777, and $1,406, net of estimated forfeitures, in share-based compensation expense for the three and six months ended June 30, 2007, respectively. The total income tax benefit recognized related to share-based compensation was $283 and $512 for the three and six months ended June 30, 2007, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of June 30, 2007, total unrecognized compensation cost related to share-based compensation awards was $4,741, which we expect to recognize over a weighted average period of approximately 3.1 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At June 30, 2007, there were 1,616,420 shares available for future grants under the Plan.
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
     We recorded stock option expense of $251 and $709 for the three and six months ended June 30, 2007, respectively. There were no stock options granted during the six months ended June 30, 2007 or 2006. We recorded stock option expense of $505 and $987 for the three and six months ended June 30, 2006, respectively.
A summary of stock option activity during the six months ended June 30, 2007, is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	1,064,500	$17.55

Granted	—
Exercised	(167)	$12.40
Forfeited	(76,833)	$20.90

Outstanding at end of period	987,500	$17.29	7.53 years
Exercisable at end of period	648,348	$17.36	7.50 years

The intrinsic value of our outstanding stock options was $16 at June 30, 2007. There is no intrinsic value of our exercisable stock options at June 30, 2007. There was no intrinsic value for our outstanding or exercisable stock options at June 30, 2006.
Market Condition Share Awards
     Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.
We granted 215,592 and 81,820 market condition share awards during the six months ended June 30, 2007 and 2006, respectively. We recorded share based compensation expense of $121 and $282 for the three and six months ended June 30, 2007, respectively. We recorded share based compensation expense of $139 and $224 for the three and six months ended June 30, 2006, respectively.
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
Performance Share Awards
     Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 23,149 and 27,273 performance shares during the six months ended June 30, 2007 and 2006, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year. The per share fair value of performance shares granted during the six months ended June 30, 2007 and 2006, was $13.10 and $11.03, respectively, which represents the fair value of our common stock on the grant date. We recorded share based compensation expense of $25 and $51 for the three and six months ended June 30, 2007, respectively. We recorded share based compensation expense of $91 and $146 for the three and six months ended June 30, 2006, respectively.
     Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 17,949 performance shares in February 2007. As a result, we recorded a reduction in expense of $103 during the six months ended June 30, 2007 related to the shares not issued. No similar reduction in expense was recorded during the six months ended June 30, 2006.
Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of the IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based compensation expense of $132 and $37, for the three and six months ended June 30, 2007, respectively. We recorded share based compensation expense of $54 and $220, for the three and six months ended June 30, 2006, respectively.
Non-vested Shares
     We have granted non-vested shares to certain employees and our directors. Shares vest ratably over various periods up to five years from the grant date. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
     A summary of non-vested shares activity for the six months ended June 30, 2007 is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Non-vested shares balance at beginning of period	245,000
Granted	143,711	$13.47
Forfeited	(5,000)	$10.79
Vested	(45,000)	$11.61

Non-vested shares balance at end of period	338,711	$12.35	$645
     We recorded share based expense of $248 and $430 for the three and six months ended June 30, 2007, respectively. We recorded share based expense of $87 and $95 for the three and six months ended June 30, 2006, respectively.

4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006
Land and improvements	$38,121	$38,058
Building and improvements	218,435	178,464
Furniture, fixtures and equipment	254,893	243,991
Construction in process	108,841	71,848

	620,290	532,361
Less accumulated depreciation	(59,530)	(42,393)

Property and equipment, net	$560,760	$489,968

Depreciation expense was $8,690 and $6,067 for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense was $17,144 and $12,411 for the six months ended June 20, 2007 and 2006, respectively.
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$72,174	$72,801
Mason mortgage loan	71,648	55,792
Pocono Mountains mortgage loan	97,000	97,000
Grapevine construction loan	9,769	—
Junior subordinated debentures	80,545	51,550
Other Debt:
City of Sheboygan bonds	8,410	8,383
City of Sheboygan loan	3,777	3,863

	343,323	289,389

Less current portion of long-term debt	(1,470)	(1,432)

Total long-term debt	$341,853	$287,957

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2007.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (total rate of 7.97% as of June 30, 2007). The loan matures in December 2008 and also has two one-year extensions available at our option. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at June 30, 2007.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in December 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement.

     Pocono Mountains Mortgage Loan – In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2007.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (total rate of 7.92% as of June 30, 2007). The loan matures in July 2009 and also has two one-year extensions available at our option. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at June 30, 2007.
     Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.
     Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
     In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through June 2012 and then floats at LIBOR + 300 basis points thereafter. The securities mature in June 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from our debenture sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We will use the net proceeds for future development costs.
     As a result of the issuance of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.

     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2008	$1,470
2009	3,178
2010	5,059
2011	74,107
2012	10,819
Thereafter	248,690

Total	$343,323

6. COMPREHENSIVE INCOME
     SFAS 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. For the three and six months ended June 30, 2007, we recorded comprehensive income, net of tax of approximately $159 related to unrealized gain on our interest rate swap. We had no similar amount for the three and six months ended June 30, 2006.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss attributable to common shares	$(1,656)	$(1,402)	$(3,661)	$(2,345)
Weighted average common shares outstanding — basic	30,566,218	30,299,896	30,496,174	30,223,896
Weighted average common shares outstanding — diluted	30,566,218	30,299,896	30,496,174	30,223,896
Net loss per share — basic	$(0.05)	$(0.05)	$(0.12)	$(0.08)
Net loss per share — diluted	$(0.05)	$(0.05)	$(0.12)	$(0.08)
     Options to purchase 972,500 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2007, because the exercise prices for the options were greater than the average market price of the common shares during that period. There were 238,739 shares of common stock that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007, because the market and/or performance criteria related to these shares had not been met at June 30, 2007.
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
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop, miniature golf, interactive game attraction and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of June 30, 2007, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area (1)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (2)	30%	1997	308	77	102,000
Sandusky, OH (2)	30%	2001	271	—	41,000
Traverse City, MI (3)	100%	2003	281	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	78,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (4)	—	2006	406	—	94,000
Mason, OH (5)	100%	2006	401	—	93,000
Resorts Announced or Under Construction:
Grapevine, TX (6)	100%	Late 2007	402	—	98,000
Grand Mound, WA (7)	49%	Early 2008	398	—	78,000
Charlotte (metropolitan area), NC (8)	100%	Early 2009	400	—	95,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda spa in the resorts that have such amenities.

(2)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we have a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of a 9,000 square foot conference center space began in May 2007. We expect to complete the expansion in late 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We initially entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS) to build this resort and attached conference center. In June 2007 we purchased CBS’ equity interest in this joint venture, and we now own 100% of the resort.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods-themed, eight-story resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in early 2008.

(8)	We have announced plans to develop a Great Wolf Lodge resort in the Charlotte, North Carolina metropolitan area. The northwoods-themed, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort is expected to begin in late 2007 with expected completion in early 2009.
     Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin and has evolved there over the past 17 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.
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
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent Hotel & Leisure Advisors, LLC survey indicates that the number of indoor waterpark destination resorts that meet this definition has grown from 29 available properties as of year-end 2005 to 41 available properties as of year-end 2006.
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
     Outlook. We believe that no other operator or developer other than Great Wolf Resorts has established a portfolio of family entertainment resorts featuring indoor waterparks. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. Similar family entertainment resorts compete directly with several of our resorts.
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
     We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past two years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past year and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a much slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and net income from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the six months ended June 30, 2007. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2007, approximately 33% of our total resort revenues consisted of non-rooms revenue.
     We use RevPAR and Total RevPAR to evaluate the blended effect that changes in occupancy, ADR and Total RevPOR have on our profitability. We focus on increasing ADR and Total RevPOR because those increases can have the greatest positive impact on our profitability. In addition, we seek to maximize occupancy, as increases in occupancy generally lead to greater total revenues at our resorts, and maintaining certain occupancy levels is key to covering our fixed costs. Increases in total revenues as a result of higher occupancy are, however, typically accompanied by additional incremental costs (including housekeeping services, utilities and room amenity costs). In contrast, increases in total revenues from higher ADR and Total RevPOR are typically accompanied by lower incremental costs and result in a greater increase in profitability.
     We also use EBITDA as a measure of the operating performance of each of our resorts. EBITDA is a supplemental financial measure and is not defined by accounting principles generally accepted in the United States of America, or GAAP. See “Non-GAAP Financial Measures” below for further discussion of our use of EBITDA and a reconciliation to net income.
Recent Accounting Pronouncements
          In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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
          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We are currently evaluating the impact of the adoption of this statement.
Non-GAAP Financial Measures
     We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income plus (a) net interest expense; (b) income taxes; and (c) depreciation and amortization.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(1,656)	$(1,402)	$(3,661)	$(2,345)
Adjustments:
Interest expense, net	2,923	951	5,461	2,130
Income tax benefit	(1,180)	(906)	(2,091)	(1,511)
Depreciation and amortization	8,818	6,169	17,462	12,267

EBITDA	$8,905	$4,812	$17,171	$10,541

Results of Operations
  General
     Our results of operations for the three and six months ended June 30, 2007 and 2006 are not directly comparable primarily due to the opening of our Great Wolf Lodge in Mason, Ohio in December 2006.
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains and Mason operating resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
     Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
  Three months ended June 30, 2007, compared with the three months ended June 30, 2006
The following table shows key operating statistics for our resorts for the three months ended June 30, 2007 and 2006:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	June 30, 2007	June 30, 2007	June 30, 2006	$	%
Occupancy	61.2%	63.3%	62.9%	N/A	0.6%
ADR	$237.57	$236.60	$231.80	$4.80	2.1%
RevPAR	$145.28	$149.73	$145.69	$4.04	2.8%
Total RevPOR	$358.72	$356.61	$347.60	$9.01	2.6%
Total RevPAR	$219.37	$225.68	$218.47	$7.21	3.3%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2007 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, and Niagara Falls resorts).

     In December 2006 we opened our resort in Mason, Ohio. As a result, total revenue, rooms revenue and other revenue for the three month periods ended June 30, 2007 and 2006 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended June 30, 2007 and 2006:

	Three months ended
	June 30,
			Increase
	2007	2006	(Decrease)
Revenues	$46,347	$35,827	$10,520
Operating expenses:
Departmental operating expenses	16,169	11,374	4,795
Selling, general and administrative	11,458	10,952	506
Property operating costs	6,289	4,699	1,590
Depreciation and amortization	8,818	6,169	2,649
Net operating income (loss)	811	(370)	1,181
Net interest expense	2,923	951	1,972
Income tax benefit	(917)	(511)	(406)
Net loss	(1,656)	(1,402)	(254)
     Revenues. Total revenues increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts. Revenues increased at these resorts by $10,970 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts.
•	Departmental expenses increased by $4,935 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due to the opening of our Mason resort, the expansion of our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts.

•	Total selling, general and administrative expenses increased by $506 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Selling, general and administrative expenses increased by $2,672 due to the opening of our Mason resort, the expansion of our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts, while corporate selling, general and administrative expenses decreased by $2,142 due to decreased legal costs; more capitalizable labor, due to increased development activity; and higher level of start-up costs (which are included in property operating costs) for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.

•	Total property operating costs (exclusive of opening costs) increased $1,507 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due to the opening of our Mason resort, as well as increased repairs and maintenance expense and increased utilities expense related to the expansion of our Williamsburg resort and amenity additions to several of our other resorts. Opening costs related to our resorts were $1,097 for the three months ended June 30, 2007, as compared to $1,014 for the three months ended June 30, 2006.

•	Total depreciation and amortization increased mainly due to the opening of our Mason resort and the expansion at our Williamsburg resort. The total increase in depreciation and amortization at these two resorts was $2,247 during the three months ended June 30, 2007 as compared to three months ended June 30, 2006.

     Net operating income. During the three months ended June 30, 2007, we had net operating income of $811 as compared to a net operating loss of ($370) for the three months ended June 30, 2006.
     Net loss. Net loss increased due to the following:
•	An increase in net interest expense of $1,972 mainly due to mortgage debt related our Pocono Mountains and Mason resorts.
This increase was partially offset by:
•	An increase in operating income from $(370) for the three months ended June 30, 2006, to $811 for the three months ended June 30, 2007; and

•	An increase of $406 in income tax benefit recorded in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.
  Six months ended June 30, 2007, compared with the six months ended June 30, 2006
The following table shows key operating statistics for our resorts for the six months ended June 30, 2007 and 2006:

	All Properties (a)	Same Store Comparison (b)
	Six months ended	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2007	June 30, 2007	June 30, 2006	$	%
Occupancy	62.7%	64.5%	64.7%	N/A	(0.3)%
ADR	$242.88	$241.63	$234.77	$6.86	2.9%
RevPAR	$152.18	$155.79	$151.78	$4.01	2.6%
Total RevPOR	$368.71	$364.61	$353.94	$10.67	3.0%
Total RevPAR	$231.02	$235.09	$228.83	$6.26	2.7%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2007 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, and Poconos resorts).
     In December 2006 we opened our resort in Mason, Ohio. As a result, total revenue, rooms revenue and other revenue for the six month periods ended June 30, 2007 and 2006 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2007 and 2006:

	Six months ended
	June 30,
			Increase
	2007	2006	(Decrease)
Revenues	$94,807	$73,663	$21,144
Operating expenses:
Departmental operating expenses	32,690	23,567	9,123
Selling, general and administrative	24,579	22,603	1,976
Property operating costs	14,172	9,575	4,597
Depreciation and amortization	17,462	12,267	5,195
Loss on sale of property	—	578	(578)
Net operating income (loss)	66	(912)	978
Net interest expense	5,461	2,130	3,331
Income tax benefit	(1,961)	(1,185)	(776)
Net loss	(3,661)	(2,345)	(1,316)

     Revenues. Total revenues increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts. Revenues increased at these resorts by $21,615 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts.
•	Departmental expenses increased by $9,473 for the six months ended June 30, 2007, as compared to the six months ended June 20, 2006, due to the opening of our Mason resort, the expansion of our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts.

•	Total selling, general and administrative expenses increased by $1,976 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Selling, general and administrative expenses increased by $5,006 due to the opening of our Mason resort, the expansion of our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts, while corporate selling, general and administrative expenses decreased by $1,831 due to decreased legal costs; more capitalizable labor, due to increased development activity; and higher level of start-up costs (which are included in property operating costs) for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006

•	Total property operating costs (exclusive of opening costs) increased $2,914 for the six months ended June 30, 2007, as compared to June 20, 2006, mainly due to the opening of our Mason resort, as well as increased repairs and maintenance expense, and increased utilities expense related to the expansion of our Williamsburg resort and amenity additions to several of our other resorts. Opening costs related to our resorts were $3,423 for the six months ended June 30, 2007, as compared to $1,740 for the six months ended June 30, 2006.

•	Total depreciation and amortization increased mainly due to the opening of our Mason resort and the expansion at our Williamsburg resort. The total increase in depreciation and amortization at these two resorts was $4,488 during the six months ended June 30, 2007, as compared to six months ended June 30, 2006.
     Net operating income. During the six months ended June 30, 2007, we had net operating income of $66 as compared to a net operating loss of ($912) for the six months ended June 30, 2006.
     Net loss. Net loss increased due to the following:
•	An increase in net interest expense of $3,331 mainly due to mortgage debt related to our Pocono Mountains and Mason resorts.
     This increase was partially offset by:
•	An increase in operating income from $(912) for the six months ended June 30, 2006, to $66 for the six months ended June 30, 2007.

•	An increase of $776 in income tax benefit recorded in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Segments
     We are organized into a single operating division. Within that operating division, we have two reportable segments in 2007 and 2006:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates. See our Segments section in our Summary of Significant Accounting Policies for a reconciliation of these measures to their most directly comparable GAAP measure.

	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Resort Ownership/Operation
Revenues	$41,887	$31,561	$10,326	$85,533	$65,540	$19,993
EBITDA, excluding certain items	9,085	7,943	1,142	17,507	16,044	1,463

Resort Third-Party Mgmt
Revenues	4,460	4,266	194	9,274	8,123	1,151
EBITDA, excluding certain items	1,658	1,263	395	3,436	2,138	1,298

Other
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	(1,114)	(3,407)	2,293	(3,415)	(6,827)	3,412
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $343,323 and $289,389 as of June 30, 2007, and December 31, 2006, respectively, summarized as follows:

	June 30,	December 31,
	2007	2006
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$72,174	$72,801
Mason mortgage loan	71,648	55,792
Pocono Mountains mortgage loan	97,000	97,000
Grapevine construction loan	9,769	—
Junior subordinated debentures	80,545	51,550
Other Debt:
City of Sheboygan bonds	8,410	8,383
City of Sheboygan loan	3,777	3,863

	343,323	289,389

Less current portion of long-term debt	(1,470)	(1,432)

Total long-term debt	$341,853	$287,957

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants, including a minimum debt service coverage ratio. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2007.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (total rate of 7.97% as of June 30, 2007). The loan matures in December 2008 and also has two one-year extensions available at our option. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at June 30, 2007.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in December 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement.
     Pocono Mountains Mortgage Loan – In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2007.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (total rate of 7.92% as of June 30, 2007). The loan matures in July 2009 and also has two one-year extensions available at our option. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at June 30, 2007.
     Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR + 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.
     Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
     In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through June 2012 and then floats at LIBOR + 300 basis points thereafter. The securities mature in June 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.
Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from our debenture sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We will use the net proceeds for future development costs.
     As a result of the issuance of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2008	$1,470
2009	3,178
2010	5,059
2011	74,107
2012	10,819
Thereafter	248,690

Total	$343,323

  Short-Term Liquidity Requirements
     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
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
We expect to meet these needs through existing working capital, cash provided by operations and a combination of mortgage financing on properties being developed, proceeds from investing activities, additional borrowings under future credit facilities, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts and capital contributions to joint ventures owning resorts under construction or development. Such expenditures were $121,519 for the six months ended June 30, 2007. We expect to have approximately $90,100 of such expenditures in the remainder of 2007 and $82,000 in 2008. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, proceeds from investing activities and new and/or existing mortgage financing on properties being developed.

Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at June 30, 2007. We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30.32% ownership interest. At June 30, 2007, the joint venture had aggregate outstanding indebtedness to third parties of approximately $63,000. This loan is a mortgage loan that is non-recourse to us.

•	We entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort is currently under construction and is expected to open in early 2008. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest.
As capital may be required to fund the activities of these resorts, we may be required to fund in the future the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. Additionally, we expect to provide a partial or full guarantee on mortgage debt to be obtained by the Grand Mound joint venture. Based on the nature of the activities conducted in these joint ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long term. Management does not currently believe that any additional future funding of these joint ventures will have an adverse effect on our financial condition, however, as we do not expect to make significant future capital contributions to these joint ventures.
Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2007:

	Payment Terms
		Less			More
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years
Debt obligations (1)	$343,323	$1,470	$8,237	$84,926	$248,690
Operating lease obligations	950	403	547	—	—
Construction contracts	40,836	40,836	—	—	—
Reserve on unrecognized tax benefits	955	—	—	955	—

Total	$386,064	$42,709	$8,784	$85,881	$248,690

(1)	Includes $8,410 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,777 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $26,479 of available cash and cash equivalents and working capital deficit of $2,449 (current assets less current liabilities) at June 30, 2007, compared to the $96,778 of available cash and cash equivalents and $55,365 of working capital at December 31, 2006. The primary reason for the decline in our working capital balance from December 31, 2006 to June 30, 2007 was the use of cash for capital expenditures and investments in and advances to affiliates, for our properties under development.

Cash Flows
  Six months ended June 30, 2007, compared with the six months ended June 30, 2006

			Increase
	2007	2006	(Decrease)
Net cash provided by operating activities	$8,075	$7,589	$486
Net cash used in investing activities	(131,408)	(29,635)	101,773
Net cash provided by financing activities	53,034	24,464	28,570
     Operating Activities. The increase in net cash provided by operating activities resulted primarily due to having net operating income of $66 during the six months ended June 30, 2007, as compared to a net operating loss of ($912) during the six months ended June 30, 2006.
     Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, resulted primarily from increased capital expenditures for our properties that are in service and our development properties.
     Financing Activities. The increase in net cash provided by financing activities resulted primarily from the proceeds from our TPS transaction during the six months ended June 30, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair values relevant to financial instruments are dependent, in part, upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our earnings are also affected by the changes in interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. We may use derivative financial instruments to manage or hedge interest rate risks related to our borrowings. We do not intend to use derivatives for trading or speculative purposes.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in December 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement.
     As of June 30, 2007, we had total indebtedness of approximately $343,323. This debt consisted of:
•	$72,174 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$97,000 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%

•	$71,648 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points. The total rate was 7.97% at June 30, 2007. $71,000 of this debt is effectively fixed at a rate of 7.65% due to the interest rate swap described above.

•	$9,769 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The total rate was 7.92% at June 30, 2007.

•	$8,410 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,777 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and
     As of June 30, 2007, we estimate the total fair value of the indebtedness described above to be $24,442 more than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate and/or LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $104 annually. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $104 annually.
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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2007. We have concluded that our disclosure controls and procedures were effective as of June 30, 2007.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders on May 30, 2007, the following individuals were elected to serve as members of our Board of Directors for a one-year term that will expire at our annual meeting in 2008 or when their successors are duly qualified, each individual receiving the indicated number of votes for his or her election, and the indicated number of votes withheld:

	FOR	WITHHELD
Joseph Vittoria	24,776,670	1,033,480
John Emery	25,587,781	222,369
Elan Blutinger	24,778,870	1,031,280
Randy Churchey	23,524,932	2,285,218
Michael M. Knetter	24,711,770	1,098,380
Alissa N. Nolan	24,357,470	1,452,680
Edward Rensi	24,665,422	1,144,728
Howard Silver	24,366,927	1,443,223
     As previously disclosed, on July 9, 2007, Alissa N. Nolan, resigned from the Board of Directors and all committees of which she was a member in connection with her simultaneous appointment as Executive Vice President and Managing Director of International for the Company.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 18, 2006)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4	Junior Subordinated Indenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 7, 2007