Form 10-Q
period 2007-09-30
Great Wolf Resorts, Inc.
filed 2007-11-06
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer   ☐         Accelerated filer  ☑      Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,699,671 as of November 6, 2007.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,533	$96,778
Accounts receivable, net of allowance for doubtful accounts of $141 and $205	2,388	2,680
Accounts receivable — related parties	2,143	2,223
Inventory	3,823	2,825
Other current assets	5,808	4,638

Total current assets	35,695	109,144
Property and equipment, net	583,093	489,968
Investments in and advances to related parties	53,596	25,028
Other assets	31,486	19,450
Other intangible assets	23,829	23,829
Goodwill	17,927	16,020

Total assets	$745,626	$683,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,654	$1,432
Accounts payable	10,433	25,882
Accrued payroll	1,199	2,768
Accrued expenses	12,346	12,740
Accrued expenses — related parties	378	443
Advance deposits	7,927	7,165
Gift certificates payable	2,648	3,349

Total current liabilities	36,585	53,779
Mortgage debt	280,737	224,161
Other long-term debt	92,528	63,796
Other long-term liabilities	2,060	391
Deferred tax liability	14,428	15,846
Deferred compensation liability	2,331	2,200

Total liabilities	428,669	360,173
Minority interest	—	5,757

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 30,700,003 and 30,509,320 shares issued and outstanding, at September 30, 2007, and December 31, 2006, respectively	307	305
Additional paid in capital	398,425	396,909
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(79,405)	(77,505)
Deferred compensation	(2,200)	(2,200)
Accumulated other comprehensive loss, net of tax	(170)	—

Total stockholders’ equity	316,957	317,509

Total liabilities and stockholders’ equity	$745,626	$683,439

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rooms	$30,754	$24,363	$87,659	$68,503
Food and beverage	7,577	5,723	22,621	16,695
Other hotel operations	7,407	5,805	20,990	16,234
Management and other fees	983	888	2,231	1,629
Management and other fees — related parties	1,162	853	3,295	2,250

	47,883	37,632	136,796	105,311
Other revenue from managed properties	3,015	3,147	8,852	9,131

Total revenues	50,898	40,779	145,648	114,442

Operating expenses by department:
Rooms	4,158	3,134	12,147	9,008
Food and beverage	6,273	4,682	19,383	14,037
Other	6,024	4,529	17,615	12,868
Other operating expenses:
Selling, general and administrative	10,005	9,382	34,582	31,983
Property operating costs	6,553	5,313	20,726	14,888
Depreciation and amortization	9,105	6,430	26,567	18,697
Loss on sale of property	128	375	128	953

	42,246	33,845	131,148	102,434
Other expenses from managed properties	3,015	3,147	8,852	9,131

Total operating expenses	45,261	36,992	140,000	111,565

Net operating income	5,637	3,787	5,648	2,877
Investment income	(281)	—	(336)	—
Interest income	(551)	(863)	(2,365)	(2,315)
Interest expense	3,829	1,817	11,104	5,399

Income/(loss) before income taxes, minority interests, and equity in losses of unconsolidated related parties	2,640	2,833	(2,755)	(207)
Income tax expense (benefit)	784	1,102	(1,157)	(83)
Minority interests, net of tax	—	(77)	(443)	(114)
Equity in loss (earnings) of unconsolidated related parties, net of tax	95	(280)	745	247

Net income (loss)	$1,761	$2,088	$(1,900)	$(257)

Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swaps	(329)	—	(170)	—

Comprehensive income (loss)	$1,432	$2,088	$(2,070)	$(257)

Net income (loss) per share-basic	$0.06	$0.07	$(0.06)	$(0.01)

Net income (loss) per share-diluted	$0.06	$0.07	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic	30,570,719	30,370,229	30,521,022	30,272,674

Diluted	30,570,719	30,370,229	30,521,022	30,272,674

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(1,900)	$(257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,567	18,697
Non-cash employee compensation expense	2,004	2,392
Loss on sale of property	128	953
Equity in losses of unconsolidated related parties	1,285	411
Minority interests	(764)	(190)
Deferred tax benefit	(1,375)	(176)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(4,950)	1,956
Accounts payable, accrued expenses and other liabilities	(5,333)	(7,716)

Net cash provided by operating activities	15,662	16,070

Investing activities:
Capital expenditures for property and equipment	(130,095)	(77,197)
Cash distributions from unconsolidated related parties	—	18,902
Investments in and advances to related parties	(16,981)	(357)
Investment in development	(20,245)	—
Purchase of minority interest	(6,900)	—
Issuance of notes receivable	(3,266)	—
Proceeds from sale of assets	—	2,045
Increase (decrease) in restricted cash	1,133	(1,257)
Decrease in escrows	842	554

Net cash used in investing activities	(175,512)	(57,310)

Financing activities:
Principal payments on long-term debt	(1,008)	(1,360)
Proceeds from issuance of long-term debt	86,538	37,938
Payment of loan costs	(925)	(1,160)

Net cash provided by financing activities	84,605	35,418

Net decrease in cash and cash equivalents	(75,245)	(5,822)
Cash and cash equivalents, beginning of period	96,778	54,782

Cash and cash equivalents, end of period	$21,533	$48,960

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$9,761	$4,527
Cash paid for income taxes, net of refunds	$266	$329
Non-cash items:
Change in construction in process accruals	$11,391	$5,785
Guarantee on loan for related party	$1,371	$—
See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share amounts)
1. ORGANIZATION
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
Business Summary
     We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resort™ brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of September 30, 2007, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area (1)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (2)	30.32%	1997	308	77	102,000
Sandusky, OH (2)	30.32%	2001	271	—	41,000
Traverse City, MI (3)	100%	2003	280	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	78,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (4)	—	2006	406	—	94,000
Mason, OH (5)	100%	2006	401	—	93,000
Resorts Under Construction:
Grapevine, TX (6)	100%	Late 2007	402	—	98,000
Grand Mound, WA (7)	49%	Early 2008	398	—	78,000
Concord, NC (8)	100%	Early 2009	400	—	95,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(2)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we have a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of a 9,000 square foot conference center space began in May 2007. We expect to complete the expansion in late 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We initially entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS) to build this resort and attached conference center. In June 2007 we purchased CBS’s equity interest in this joint venture, and we now own 100% of the resort.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods-themed, 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007. In 2007, we announced plans to build an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Construction on the expansion is scheduled to begin in late 2007 and be completed in December 2008.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in March 2008.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Concord, North Carolina. The northwoods-themed, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in early 2009.
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
     Investments in and Advances to Related Parties — As of September 30, 2007, we have investments in two joint ventures that we do not consolidate:
▪	A 30.32% interest in a joint venture that owns Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio.

▪	A 49% interest in a joint venture that owns a Great Wolf Lodge resort under construction in Grand Mound, Washington.
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
     Included in our Investment in and Advances to Related Parties line on our September 30, 2007 consolidated balance sheet is a preferred equity investment of $8,000 in one of our joint ventures. This preferred equity investment bears interest at 11%.
     Guarantee — We recognize guarantees in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have provided a partial guarantee for up to $49,980 of mortgage debt obtained by one of our joint ventures. Based on our assessment of the likelihood of having to possibly perform on this guarantee, we have recorded $1,370 as the estimated fair value of this guarantee at its inception, as an increase in our investment in the unconsolidated joint venture and a liability on our consolidated balance sheet.
     Minority Interest — We record the non-owned equity interests of our consolidated subsidiaries as minority interests on our consolidated balance sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interests” in our condensed consolidated statements of operations. In June 2007 we purchased the minority interest in the one resort that had a minority interest, and we now own 100% of the resort. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired was recorded as an increase to goodwill of $1,907.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     Other Comprehensive Income — We record unrealized gain and loss on interest rate swaps in accordance with Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the effective portion of the swap’s gain or loss to be initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

     Segments—We are organized into a single operating division. Within that operating division, we have three reportable segments in 2007 and 2006:
•	resort ownership/operation-revenues derived from our consolidated owned resorts;

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.
          We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated related parties.
The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended September 30, 2007

Revenues	$45,738	$5,160	$—	$—	$50,898

EBITDA, excluding certain items	12,132	2,145	—	465	$14,742
Depreciation and amortization	(8,843)	—	—	(262)	(9,105)
Investment income	—	—	—	—	281
Interest expense, net	—	—	—	—	(3,278)

Income before income taxes, minority interests, and equity in loss of unconsolidated related parties	—	—	—	—	$2,640

Additions to long-lived assets	37,361	—		140	$37,501

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Nine months ended September 30, 2007
Revenues	$131,270	$14,378	$—	$—	$145,648

EBITDA, excluding certain items	29,638	5,526	—	(2,949)	$32,215
Depreciation and amortization	(26,109)	—	—	(458)	(26,567)
Investment income	—	—	—	—	336
Interest expense, net	—	—	—	—	(8,739)

Loss before income taxes, minority interests, and equity in loss of unconsolidated related parties	—	—	—	—	$(2,755)

Additions to long-lived assets	129,613	—	—	482	$130,095

Total assets	618,095	2,507	—	125,024	$745,626

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended September 30, 2006
Revenues	$35,891	$4,888	$—	$—	$40,779

EBITDA, excluding certain items	9,865	1,741	(120)	(1,269)	$10,217
Depreciation and amortization	(6,294)	—	—	(136)	(6,430)
Interest expense, net	—	—	—	—	(954)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated related parties	—	—	—	—	$(2,833)

Additions to long-lived assets	27,248	—	—	194	$27,442

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Nine months ended September 30, 2006
Revenues	$101,432	$13,010	$—	$—	$114,442

EBITDA, excluding certain items	25,910	3,879	(268)	(7,947)	$21,574
Depreciation and amortization	(18,336)	—	—	(361)	(18,697)
Interest expense, net	—	—	—	—	(3,084)

Loss before income taxes, minority interests, and equity in loss of unconsolidated related parties	—	—	—	—	$(207)

Additions to long-lived assets	76,682	—	—	515	$77,197

Total assets	527,692	607	—	114,338	$642,637

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investments in and advances to related parties, and intangibles. Goodwill is included in our resort ownership/operation segment.
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

          We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had unrecognized tax benefits of $978, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year.
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
          We recognized $598, and $2,004, net of estimated forfeitures, in share-based compensation expense for the three and nine months ended September 30, 2007, respectively. The total income tax benefit recognized related to share-based compensation was $251 and $842 for the three and nine months ended September 30, 2007, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of September 30, 2007, total unrecognized compensation cost related to share-based compensation awards was $4,044, which we expect to recognize over a weighted average period of approximately 3.1 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At September 30, 2007, there were 1,617,036 shares available for future grants under the Plan.
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

          We recorded stock option expense of $431 and $1,139 for the three and nine months ended September 30, 2007, respectively. There were no stock options granted during the nine months ended September 30, 2007 or 2006. We recorded stock option expense of $305 and $1,292 for the three and nine months ended September 30, 2006, respectively.
     A summary of stock option activity during the nine months ended September 30, 2007, is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	1,064,500	$17.55

Granted	—
Exercised	(167)	$12.40
Forfeited	(76,833)	$20.90

Outstanding at end of period	987,500	$17.29	7.28 years
Exercisable at end of period	648,348	$17.36	7.25 years
There was no intrinsic value of our outstanding or exercisable stock options at September 30, 2007 or 2006.
Market Condition Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.
          We granted 215,592 and 81,820 market condition share awards during the nine months ended September 30, 2007 and 2006, respectively. We recorded share based compensation expense of $120 and $402 for the three and nine months ended September 30, 2007, respectively. We recorded share based compensation expense of $129 and $353 for the three and nine months ended September 30, 2006, respectively.
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
Performance Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 23,149 and 27,273 performance shares during the nine months ended September 30, 2007 and 2006, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year. The per share fair value of performance shares granted during the nine months ended September 30, 2007 and 2006, was $13.10 and $11.03, respectively, which represents the fair value of our common stock on the grant date. We recorded share based compensation expense of $25 and $76 for the three and nine months ended September 30, 2007, respectively. We recorded share based compensation expense of $82 and $228 for the three and nine months ended September 30, 2006, respectively.
          Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 17,949 performance shares in February 2007 related to the 2006 grants. As a result, we recorded a reduction in expense of $103 during the nine months ended September 30, 2007, related to the shares not issued.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of the IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based compensation revenue of $245 and $207, for the three and nine months ended September 30, 2007, respectively. We recorded share based compensation expense (revenue) of $(6) and $214, for the three and nine months ended September 30, 2006, respectively.
Non-vested Shares
          We have granted non-vested shares to certain employees and our directors. Shares vest ratably over various periods up to five years from the grant date. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the nine months ended September 30, 2007 is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Non-vested shares balance at beginning of period	245,000
Granted	143,711	$13.47
Forfeited	(5,000)	$10.79
Vested	(46,600)	$12.75

Non-vested shares balance at end of period	337,111	$12.35	$167
          We recorded share based expense of $267 and $697 for the three and nine months ended September 30, 2007, respectively. We recorded share based expense of $210 and $305 for the three and nine months ended September 30, 2006, respectively.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,	December 31,
	2007	2006
Land and improvements	$38,121	$38,058
Building and improvements	219,499	178,464
Furniture, fixtures and equipment	258,436	243,991
Construction in process	135,468	71,848

	651,524	532,361
Less accumulated depreciation	(68,431)	(42,393)

Property and equipment, net	$583,093	$489,968

Depreciation expense was $8,941 and $6,326 for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense was $26,084 and $18,737 for the nine months ended September 20, 2007 and 2006, respectively.
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$71,869	$72,801
Mason mortgage loan	75,858	55,792
Pocono Mountains mortgage loan	97,000	97,000
Grapevine construction loan	37,477	—
Junior subordinated debentures	80,545	51,550
Other Debt:
City of Sheboygan bonds	8,437	8,383
City of Sheboygan loan	3,733	3,863

	374,919	289,389
Less current portion of long-term debt	(1,654)	(1,432)

Total long-term debt	$373,265	$287,957

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2007.

     Mason Mortgage Loan — This loan is secured by our Mason resort.  The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (total rate of 7.66% as of September 30, 2007).  The loan matures in December 2008 and also has two one-year extensions available at our option.  The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision.  This loan has no restrictions or fees associated with the repayment of the loan principal.  We were in compliance with all covenants under this loan at September 30, 2007.
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
     Pocono Mountains Mortgage Loan – In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2007.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (total rate of 7.72% as of September 30, 2007).  The loan matures in July 2009 and also has two one-year extensions available at our option.  The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal.  We were in compliance with all covenants under this loan at September 30, 2007.
     Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.
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
     In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through June 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in June 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.
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
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our condensed consolidated statements of operations.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2008	$1,654
2009	3,718
2010	5,308
2011	113,046
2012	3,306
Thereafter	247,887

Total	$374,919

6. COMPREHENSIVE INCOME

     SFAS 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. For the three and nine months ended September 30, 2007, we recorded comprehensive loss, net of tax of approximately $329 and $170, respectively, related to unrealized loss on our interest rate swap. We had no similar amount for the three and nine months ended September 30, 2006.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss) attributable to common shares	$1,761	$2,088	$(1,900)	$(257)
Weighted average common shares outstanding — basic	30,570,719	30,370,229	30,521,022	30,272,674
Weighted average common shares outstanding — diluted	30,570,719	30,370,229	30,521,022	30,272,674
Net income (loss) per share — basic	$0.06	$0.07	$(0.06)	$(0.01)
Net income (loss) per share — diluted	$0.06	$0.07	$(0.06)	$(0.01)
     Options to purchase 972,500 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2007, because the exercise prices for the options were greater than the average market price of the common shares during that period. There were 238,739 shares of common stock that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007, because the market and/or performance criteria related to these shares had not been met at September 30, 2007.
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
Overview
     The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.
     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to

400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resort™ brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of September 30, 2007, we operate eight Great Wolf Lodge resorts (our signature northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units	Area (1)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (2)	30.32%	1997	308	77	102,000
Sandusky, OH (2)	30.32%	2001	271	—	41,000
Traverse City, MI (3)	100%	2003	280	—	51,000
Kansas City, KS	100%	2003	281	—	49,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	78,000
Pocono Mountains, PA	100%	2005	401	—	91,000
Niagara Falls, ONT (4)	—	2006	406	—	94,000
Mason, OH (5)	100%	2006	401	—	93,000
Resorts Under Construction:
Grapevine, TX (6)	100%	Late 2007	402	—	98,000
Grand Mound, WA (7)	49%	Early 2008	398	—	78,000
Concord, NC (8)	100%	Early 2009	400	—	95,000

(1)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(2)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we have a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements, subject to earlier termination in certain situations.

(3)	Construction for the expansion of a 9,000 square foot conference center space began in May 2007. We expect to complete the expansion in late 2007.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We initially entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS) to build this resort and attached conference center. In June 2007 we purchased CBS’s equity interest in this joint venture, and we now own 100% of the resort.

(6)	We are developing a Great Wolf Lodge resort in Grapevine, Texas. The northwoods-themed, 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in June 2006 with expected completion in late 2007. In 2007, we announced plans to build an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Construction on the expansion is scheduled to begin in late 2007 and be completed in December 2008.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis will lease the land needed for the resort to the joint venture, and they will have a majority equity interest in the joint venture. Construction on the resort began in October 2006 with expected completion in March 2008.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Concord, North Carolina. The northwoods-themed, approximately 400-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in early 2009.
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
          We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past three years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past year and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a much slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort. Additionally, our Mason resort opened its first phase in December 2006 and is continuing to ramp up during its first full year of operations.
     Our external growth strategies are based primarily on our development of additional indoor waterpark resorts (either alone or in conjunction with joint venture partners) and the development of additional indoor waterpark resorts by others (in a licensing situation). Developing resorts of the size and scope of our family entertainment resorts generally requires financing for a significant portion of a project’s expected construction costs. The subprime loan crisis in 2007 has precipitated a general tightening in US lending markets, resulting in a decrease in the overall availability of construction financing and less favorable terms for borrowers. Although we cannot predict the ultimate effect on our external growth strategy of the current credit environment, we believe that the availability to us of construction financing may be negatively impacted in the future and that terms of construction financing may be less favorable than we have obtained in recent years. Notwithstanding the current and anticipated continuing difficulties in the credit markets, we believe we can continue to obtain construction financing sufficient to execute our development strategies.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 67% of our total resort revenue for the nine months ended September 30, 2007. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2007, approximately 33% of our total resort revenues consisted of non-rooms revenue.
     We use RevPAR and Total RevPAR to evaluate the blended effect that changes in occupancy, ADR and Total RevPOR have on our profitability. We focus on increasing ADR and Total RevPOR because we believe those increases can have the greatest positive impact on our profitability. In addition, we seek to maximize occupancy, as increases in occupancy generally lead to greater total revenues at our resorts, and we believe maintaining certain occupancy levels is key to covering our fixed costs. Increases in total revenues as a result of higher occupancy are, however, typically accompanied by additional incremental costs (including housekeeping services, utilities and room amenity costs). In contrast, increases in total revenues from higher ADR and Total RevPOR are typically accompanied by lower incremental costs and result generally, in a greater increase in profitability.
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
          We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had unrecognized tax benefits of $978, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$1,761	$2,088	$(1,900)	$(257)
Adjustments:
Interest expense, net	3,278	954	8,739	3,084
Income tax expense (benefit)	715	1,340	(1,376)	(172)
Depreciation and amortization	9,105	6,430	26,567	18,697

EBITDA	$14,859	$10,812	$32,030	$21,352

Results of Operations
General
     Our results of operations for the three and nine months ended September 30, 2007 and 2006 are not directly comparable primarily due to the opening of our Great Wolf Lodge in Mason, Ohio in December 2006.
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

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
     Three months ended September 30, 2007, compared with the three months ended September 30, 2006
The following table shows key operating statistics for our resorts for the three months ended September 30, 2007 and 2006:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended
	September 30,	September 30,	September 30,	Increase (Decrease)
	2007	2007	2006	$	%
Occupancy	69.9%	73.0%	73.4%	N/A	(0.5)%
ADR	$248.36	$248.75	$242.67	$6.08	2.5%
RevPAR	$173.55	$181.63	$178.17	$3.46	1.9%
Total RevPOR	$371.06	$370.81	$358.76	$12.05	3.4%
Total RevPAR	$259.29	$270.76	$263.40	$7.36	2.8%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2007 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, and Niagara Falls resorts).
     In December 2006 we opened our resort in Mason, Ohio. As a result, total revenue, rooms revenue and other revenue for the three month periods ended September 30, 2007 and 2006 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended September 30, 2007 and 2006:

	Three months ended
	September 30,
			Increase
	2007	2006	(Decrease)
Revenues	$50,898	$40,779	$10,119
Operating expenses:
Departmental operating expenses	16,455	12,345	4,110
Selling, general and administrative	10,005	9,382	623
Property operating costs	6,553	5,313	1,240
Depreciation and amortization	9,105	6,430	2,675
Net operating income	5,637	3,787	1,850
Net interest expense	3,278	954	2,324
Income tax expense	784	1,102	(318)
Net income	1,761	2,088	(327)

     Revenues. Total revenues increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts. Revenues increased at these resorts by $10,047 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts.
•	Departmental expenses increased by $4,095 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, due primarily to the opening of our Mason resort, the expansion of our Williamsburg resort and increased revenues at our Williamsburg and Pocono Mountains resorts.

•	Selling, general and administrative expenses increased by $2,326 due primarily to the opening of our Mason resort, the expansion of our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts, while corporate selling, general and administrative expenses decreased by $1,114 due primarily to decreased legal costs, and more capitalizable labor, due to increased development activity for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

•	Total property operating costs (exclusive of opening costs) increased $1,232 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, due primarily to the opening of our Mason resort, as well as increased repairs and maintenance expense and increased utilities expense related to the expansion of our Williamsburg resort and amenity additions to several of our other resorts. Opening costs related to our resorts were $1,291 for the three months ended September 30, 2007, as compared to $1,282 for the three months ended September 30, 2006.

•	Total depreciation and amortization increased mainly due to the opening of our Mason resort and the expansion at our Williamsburg resort. The total increase in depreciation and amortization at these two resorts was $2,352 during the three months ended September 30, 2007 as compared to three months ended September 30, 2006.
     Net operating income. During the three months ended September 30, 2007, we had net operating income of $5,637 as compared to a net operating income of $3,787 for the three months ended September 30, 2006.
     Net income. Net income decreased due to the following:
•	An increase in net interest expense of $2,324 mainly due to mortgage debt related our Pocono Mountains and Mason resorts.
     This increase was partially offset by:
•	An increase in operating income from $3,787 for the three months ended September 30, 2006, to $5,637 for the three months ended September 30, 2007; and

•	An decrease of $318 in income tax expense recorded in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.
     Nine months ended September 30, 2007, compared with the nine months ended September 30, 2006
The following table shows key operating statistics for our resorts for the nine months ended September 30, 2007 and 2006:

	All Properties (a)	Same Store Comparison (b)
	Nine months	Nine months	Nine months
	ended	ended	ended
	September 30,	September 30,	September 30,	Increase (Decrease)
	2007	2007	2006	$	%
Occupancy	65.1%	67.0%	67.8%	N/A	(1.2)%
ADR	$244.90	$240.32	$237.85	$2.47	1.0%
RevPAR	$159.52	$160.93	$161.29	$(0.36)	(0.2)%
Total RevPOR	$369.58	$360.69	$355.82	$4.87	1.4%
Total RevPAR	$240.73	$241.53	$241.29	$0.24	0.1%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2007 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, and Poconos resorts).
     In December 2006 we opened our resort in Mason, Ohio. As a result, total revenue, rooms revenue and other revenue for the nine month periods ended September 30, 2007 and 2006 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
			Increase
	2007	2006	(Decrease)
Revenues	$145,648	$114,442	$31,206
Operating expenses:
Departmental operating expenses	49,145	35,913	13,232
Selling, general and administrative	34,582	31,983	2,599
Property operating costs	20,726	14,888	5,838
Depreciation and amortization	26,567	18,697	7,870
Net operating income	5,648	2,877	2,771
Net interest expense	8,739	3,084	5,655
Income tax benefit	(1,157)	(83)	(1,074)
Net loss	(1,900)	(257)	(1,643)
     Revenues. Total revenues increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts. Revenues increased at these resorts by $31,662 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Mason resort in December 2006, our construction of 104 additional guest suites at our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts.
•	Departmental expenses increased by $13,568 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, due primarily to the opening of our Mason resort, the expansion of our Williamsburg resort and increased revenues at our Williamsburg and Pocono Mountains resorts.

•	Selling, general and administrative expenses increased by $7,333 due primarily to the opening of our Mason resort, the expansion of our Williamsburg resort and increased marketing efforts at our Williamsburg and Pocono Mountains resorts, while corporate selling, general and administrative expenses decreased by $2,548 due to decreased legal costs, more capitalizable labor, due to increased development activity, and a higher level of start-up costs (which are deducted from selling, general and administrative expenses and included in property operating costs) for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

•	Total property operating costs (exclusive of opening costs) increased $5,111 for the nine months ended September 30, 2007, as compared to September 30, 2006, mainly due to the opening of our Mason resort, as well as increased repairs and maintenance expense, and increased utilities expense related to the expansion of our Williamsburg resort and amenity additions to several of our other resorts. Opening costs related to our resorts were $4,713 for the nine months ended September 30, 2007, as compared to $3,986 for the nine months ended September 30, 2006.

•	Total depreciation and amortization increased mainly due to the opening of our Mason resort and the expansion at our Williamsburg resort. The total increase in depreciation and amortization at these two resorts was $6,839 during the nine months ended September 30, 2007, as compared to nine months ended September 30, 2006.
     Net operating income. During the nine months ended September 30, 2007, we had net operating income of $5,648 as compared to a net operating income of $2,877 for the nine months ended September 30, 2006.
     Net loss. Net loss increased due to the following:
•	An increase in net interest expense of $5,655 mainly due to mortgage debt related to our Pocono Mountains and Mason resorts.
     This increase was partially offset by:
•	An increase in operating income from $2,877 for the nine months ended September 30, 2006, to $5,648 for the nine months ended September 30, 2007.

▪	An increase of $1,074 in income tax benefit recorded in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.
Segments
     We are organized into a single operating division. Within that operating division, we have three reportable segments in 2007 and 2006:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.
     We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated related parties. See our Segments section in our Summary of Significant Accounting Policies for a reconciliation of these measures to their most directly comparable GAAP measure.

	Three months ended			Nine months ended
	September 30,			September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Resort Ownership/Operation
Revenues	$45,738	$35,891	$9,847	$131,270	$101,432	$29,838
EBITDA, excluding certain items	12,132	9,865	2,267	29,638	25,910	3,728

Resort Third-Party Mgmt
Revenues	5,160	4,888	272	14,378	13,010	1,368
EBITDA, excluding certain items	2,145	1,741	404	5,526	3,879	1,647

Condominium Sales
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	—	(120)	120	—	(268)	268

Other
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	465	(1,269)	1,734	(2,949)	(7,947)	4,998
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $374,919 and $289,389 as of September 30, 2007, and December 31, 2006, respectively, summarized as follows:

	September 30,	December 31,
	2007	2006
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$71,869	$72,801
Mason mortgage loan	75,858	55,792
Pocono Mountains mortgage loan	97,000	97,000
Grapevine construction loan	37,477	–
Junior subordinated debentures	80,545	51,550
Other Debt:
City of Sheboygan bonds	8,437	8,383
City of Sheboygan loan	3,733	3,863

	374,919	289,389
Less current portion of long-term debt	(1,654)	(1,432)

Total long-term debt	$373,265	$287,957

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2007.
     Mason Mortgage Loan — This loan is secured by our Mason resort.  The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (total rate of 7.66% as of September 30, 2007).  The loan matures in December 2008 and also has two one-year extensions available at our option.  The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision.  This loan has no restrictions or fees associated with the repayment of the loan principal.  We were in compliance with all covenants under this loan at September 30, 2007.

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
     Pocono Mountains Mortgage Loan – In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2007.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (total rate of 7.72% as of September 30, 2007).  The loan matures in July 2009 and also has two one-year extensions available at our option.  The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal.  We were in compliance with all covenants under this loan at September 30, 2007.
     Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.
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
     In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through June 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in June 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.
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
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets. For financial reporting purposes, we record interest expense on the corresponding debentures in our condensed consolidated statements of operations.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Year Ending
September 30,
2008	$1,654
2009	3,718
2010	5,308
2011	113,046
2012	3,306
Thereafter	247,887

Total	$374,919

Short-Term Liquidity Requirements
     Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
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
We expect to meet these needs through existing working capital, cash provided by operations and a combination of mortgage financing on properties being developed, proceeds from investing activities, additional borrowings under future credit facilities, contributions from joint venture partners, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $167,321 for the nine months ended September 30, 2007. We expect to have approximately $31,100 of such expenditures in the remainder of 2007 and $150,000 in 2008. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from joint venture partners, proceeds from investing activities and new and/or existing debt and/or equity issuances.
Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at September 30, 2007.  We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30.32% ownership interest. At September 30, 2007, the joint venture had aggregate outstanding indebtedness to third parties of $63,000. This loan is a mortgage loan that is non-recourse to us.

•	We entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort is currently under construction and is expected to open in early 2008. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest. At September 30,

2007, the joint venture had aggregate outstanding indebtedness to third parties of $37,846. We have provided a 49% guarantee on mortgage debt obtained by the Grand Mound joint venture.
     As capital may be required to fund the activities of these resorts, we may be required to fund in the future the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. Based on the nature of the activities conducted in these joint ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long term.  In the fourth quarter of 2007, we may loan up to $7,200 to the Grand Mound joint venture to fund a portion of construction costs of the resort. Management does not currently believe that any additional future funding of these joint ventures will have an adverse effect on our financial condition, however, as currently we do not expect to make any other significant future capital contributions to these joint ventures.
Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2007:

	Payment Terms
		Less			More
		Than	1-3		Than
	Total	1 Year	Years	3-5 Years	5 Years
Debt obligations (1)	$374,919	$1,654	$9,026	$116,352	$247,887
Operating lease obligations	1,778	542	767	384	85
Construction contracts	100,105	74,298	25,807	—	—
Related party guarantee (2)	1,370	533	837	—	—
Reserve on unrecognized tax benefits	1,289	—	—	1,289	—

Total	$479,461	$77,027	$36,437	$118,025	$247,972

(1)	Includes $8,437 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,733 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

(2)	We have provided a partial guarantee on mortgage debt obtained by one of our joint ventures.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $21,533 of available cash and cash equivalents and working capital deficit of $890 (current assets less current liabilities) at September 30, 2007, compared to the $96,778 of available cash and cash equivalents and $55,365 of working capital at December 31, 2006. The primary reason for the decline in our working capital balance from December 31, 2006 to September 30, 2007 was the use of cash for capital expenditures and investments in and advances to related parties, for our properties under development.
Cash Flows
     Nine months ended September 30, 2007, compared with the nine months ended September 30, 2006

			Increase
	2007	2006	(Decrease)
Net cash provided by operating activities	$15,662	$16,070	$(408)
Net cash used in investing activities	(175,512)	(57,310)	(118,202)
Net cash provided by financing activities	84,605	35,418	49,187

     Operating Activities. The decrease in net cash provided by operating activities resulted primarily due to the increase of the add back of non-cash items and decline in working capital.
     Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, resulted primarily from increased capital expenditures for our properties that are in service and our development properties. This increase in net cash used was partially offset by distributions received in 2006 from our unconsolidated related party.
     Financing Activities. The increase in net cash provided by financing activities resulted primarily from the proceeds from our TPS transaction and draws on our Mason and Grapevine construction loans during the nine months ended September 30, 2007.
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
     As of September 30, 2007, we had total indebtedness of approximately $374,919. This debt consisted of:
•	$71,869 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$97,000 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%

•	$75,858 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points. The total rate was 7.66% at September 30, 2007. $71,000 of this debt is effectively fixed at a rate of 7.65% due to the interest rate swap described above.

•	$37,477 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The total rate was 7.72% at September 30, 2007.

•	$8,437 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,733 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and
     As of September 30, 2007, we estimate the total fair value of the indebtedness described above to be $3,839 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If the prime rate and/or LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $423 annually, based on our debt balances outstanding as of September 30, 2007. If the prime rate were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $423 annually, based on our debt balances outstanding as of September 30, 2007.
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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2007. We have concluded that our disclosure controls and procedures were effective as of September 30, 2007.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. In addition, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook”, the subprime loan crisis in 2007 has precipitated a general tightening in US lending markets which could negatively impact us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Quarterly Report on Form 10-Q.

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
Dated: November 6, 2007