Form 10-K
period 2007-12-31
Great Wolf Resorts, Inc.
filed 2008-03-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Global Market

Indicate by check mark if the registrant is a well — known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $437,483,821 based on the closing price on the NASDAQ National Market for such shares.

The number of shares outstanding of the issuer’s common stock was 30,849,068 as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than April 30, 2008.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2007

INDEX

PART I

ITEM 1.	BUSINESS

Overview and Development

The terms “Great Wolf Resorts®,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc®. and its wholly owned subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.

We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resorttm brand names. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

We have ownership interests in and operate eight Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property). We are also the licensor and manager of an additional Great Wolf Lodge resort in Niagara Falls, Ontario that is owned by an affiliate of Ripley Entertainment Inc., or Ripley’s. We anticipate that most of our future resorts will be developed under our Great Wolf Lodge brand, but we may develop additional nautical-themed or other resorts in appropriate markets.

We are a Delaware Corporation formed in May 2004 to succeed to the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc. (GLC) and a number of its related entities. We refer to these entities collectively as Great Lakes. Great Lakes developed and operated hotels between 1995 and December 2004. In 1999, Great Lakes began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, Wisconsin and developing the Great Wolf Lodge in Sandusky, Ohio, which opened in 2001. In 2003, Great Lakes opened two additional Great Wolf Lodge resorts, one in Traverse City, Michigan and the other in Kansas City, Kansas. In June 2004, Great Lakes opened the Blue Harbor Resort in Sheboygan, Wisconsin. Immediately prior to the closing of our initial public offering of common stock, which we refer to as our IPO, Great Lakes had two additional Great Wolf Lodge resorts under construction, one in Williamsburg, Virginia and the other in the Pocono Mountains region of Pennsylvania. Our Williamsburg resort opened in March 2005 and our Pocono Mountains resort opened in October 2005.

On December 20, 2004, in connection with the closing of our IPO, we acquired each of these resorts and the resorts then under construction, as well as certain resort development and management operations, in exchange for an aggregate of 14,032,896 shares of our common stock and $97,600, in a series of transactions we refer to in this Annual Report on Form 10-K as the Formation Transactions. We also realized net proceeds of $248,700 from the sale of 16,100,000 shares of our common stock in our IPO.

Financial information regarding our reportable segments during 2007 may be found in Note 2 of our Notes to Consolidated Financial Statements.

Properties — Overview

The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of December 31, 2007, we operate nine Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership	Opened/	Number of	Number of	Entertainment
	Percentage	Opening	Guest Suites	Condo Units(1)	Area(2)
					(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(3)	30.32%	1997	308	77	102,000
Sandusky, OH(3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT(4)	—	2006	406	—	104,000
Mason, OH(5)	100%	2006	401	—	105,000
Grapevine, TX(6)	100%	December 2007	402	—	110,000
Resorts Under Construction:
Grand Mound, WA(7)	49%	March 2008	398	—	74,000
Concord, NC(8)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We initially entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS) to build this resort and attached conference center. In June 2007 we purchased CBS’s minority equity interest in this joint venture, and we now own 100% of the resort.

(6)	Construction on this resort began in June 2006 and it was completed in December 2007. In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is early 2009.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis has leased the land needed for the resort to the joint venture, and they have a majority equity interest in the joint venture. Construction on the 398-suite resort began in October 2006 with expected completion in March 2008.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.

Northwoods Lodge Theme.  Each of our Great Wolf Lodge resorts has a Northwoods lodge theme. Our approximately 5,000 to 9,000 square-foot atrium lobbies, that are between three and five stories high, are designed in a Northwoods cabin motif with exposed timber beams, massive stone fireplaces, mounted wolves and other Northwoods creatures and an animated two-story Clock Tower that provides theatrical entertainment for our younger guests. Throughout the common areas and in each guest suite, we use sturdy, rustic furniture that complements the Northwoods theme. We believe that this consistent theme throughout our resorts creates a comfortable and relaxing environment and provides a sense of adventure and exploration that the entire family can enjoy.

Guest Suites.  All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet. Substantially all of the rooms in our resorts also include a private deck or patio, although a lower percentage of rooms in our Grapevine and Grand Mound resorts include this type of amenity. Our resorts offer up to 11 room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, Jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to seven people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin® suites that feature a log cabin bunk bed room, our Wolf Den Suitestm that feature a themed den enclosure with bunk beds and our KidKamptm suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suitetm and Grizzly Bear Suitetm, which have separate bedrooms with a king bed, a large dining and living area and can accommodate up to eight people. For business travelers we also offer Luxury King Suites that have a king bed, a 32” plasma television, and wireless Internet access. Our guest suites have wallpaper, artwork and linens that continue the Northwoods theme and our resorts provide pay-per-view movies and pay-per-play video games. Some of our resorts also provide room service dining.

Indoor Waterparks.  Our existing Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 84,000 square feet and have a Northwoods theme and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse waterfort. The fort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our Blue Harbor Resort has a 43,000 square-foot Breaker Bay waterpark including our 12-level Lighthouse Pier waterfort featuring a 1,000-gallon tipping ship.

Our waterparks also feature high-speed body slides and inner tube waterslides that wind in and out of the building into a splash-down pool, smaller slides for younger children, zero-depth water activity pools for young children with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and two large free-form hot tubs, one of which is for adults only. Each waterpark is constructed with a special nonslip floor surface for maximum traction and has ample deck space and good sight lines to enhance parental oversight. Our resorts under construction will have indoor waterparks ranging in size from approximately 60,000 to 84,000 square feet.

On average, approximately one to two million gallons of water is cycled through each of our waterparks every hour in order to ensure cleanliness. Our primary operating equipment includes standard water pumps, tanks and filters, located in separate spaces to allow for quick repairs or replacement. Computerized water and air treatment systems and highly trained technicians continuously monitor the water and air quality of our waterparks in order to ensure a clean and safe environment. We seek to minimize the use of chlorine. Most of the water purification is performed by one or more non-chlorinated water treatment systems, which ensures the highest water quality and a substantial reduction in the typical chlorine odor found in indoor pools. In addition, the water within each area circulates at least every hour to maximize hygiene. Each waterpark area has its own water system so that a problem with any one area can be quickly contained and does not affect the operations of the rest of the waterpark.

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

Amenities.  Each of our resorts features a combination of the following amenities. Some of the amenities described below have different names at certain of our Great Wolf Lodge resorts. Our Blue Harbor Resort amenities have similar appropriate nautical-themed names.

•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grilltm, with a life-sized sea plane suspended over the dining area, Lumber Jack’s Cook Shantytm, the Loose Moose Bar & Grilltm, and the Camp Critter Bar & Grilletm, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a Northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grille and Rusty Anchor Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts, with the exception of our Sandusky resort, has a Bear Claw Café ice cream shop and confectionery that provides sandwiches, Starbucks® coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterpark.

•	Gift Shop. Each of our resorts has a Buckhorn Exchangetm or Precious Cargo gift shop that provides unique themed gifts, including Great Wolf Lodge logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities. Our resorts also have a Bear Essentialstm or Washed Ashore gift shop located in the waterpark.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Elementstm Spa, Elementstm Spa and Salon or a Cameo Spa and Salontm that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments, as well as yoga classes and a wide selection of Aveda products. Each of our spas also includes our Scooops® Kid Spa. The furnishings for the kid-friendly spa have the look of a modern ice cream parlor, with chocolate-colored walls, retro swivel stools and a pedicure sofa that looks like an oversized ice cream sundae. While enjoying their treatments, kids can listen to music with a provided CD player and speakers or with their own digital music player.

•	Game Arcade. Our Youkon Jack’s Game Parlortm or Northern Lights Arcadetm range in size from approximately 3,900 to 7,000 square feet, generally feature over 70 games and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the skill games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Club. Our Cub Clubtm rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Cub Club is also a membership program for our younger guests. Cub Club membership is open to all children who have stayed at one of our resorts and includes a periodic newsletter, exclusive offers, rewards for each stay and a free meal and dessert when members visit during their birthday month. We currently have approximately 52,000 Cub Club members. Our Blue Harbor Resort features a Crew Clubtm program and activities that are similar to our Cub Club.

•	Animated Clock Tower. Each of our Great Wolf Lodge resorts has a two-story animated Clock Tower located in the resort’s main atrium lobby. The Clock Tower provides daily theatrical entertainment through talking and singing trees, animals and Northwoods figures. Our Blue Harbor Resort features a 2,000-gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September, longer if the weather if favorable. Our Wisconsin Dells and Grapevine resorts also have outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment and weight-lifting machines with numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting space ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City, Niagara, Williamsburg, and Pocono Mountains resorts.

•	Conference Facility. Our Mason resort features a state-of-the-art 40,000 square-foot conference center, which includes an expansive Grand Ballroom, flexible meeting spaces, an executive boardroom, audio visual systems, and multiple pre-function concourses including an outdoor patio. Our Traverse City and Williamsburg resorts each added approximately 10,000 square feet of conference facilities in 2007. When our expansion is complete at our Grapevine resort, it will offer 27,000 square feet of meeting space, a Grand Ballroom, flexible meeting rooms, two executive board rooms, pre-function space, and outdoor event areas. Our Blue Harbor Resort features an approximately 21,000 square-foot attached conference facility that provides spaces ranging from approximately 1,000 square feet to 10,000 square feet for a number of different types of conferences and conventions.

•	Wiley’s Woods. Wiley’s Woods is an interactive indoor live video game in a four-story, approximately 16,000 square-foot structure located at our Wisconsin Dells resort. Children ages three and older wear electronic wrist bands and gain points by navigating slides, bridges, nets and mazes and performing a variety of tasks on over 60 machines and gadgets. Admission to Wiley’s Woods is free for all resort guests and is open to the public for a fee.

•	MagiQuest. Our Traverse City, Kansas City, Williamsburg, Pocono Mountains, Mason and Grapevine resorts feature a MagiQuesttm attraction. MagiQuest is an interactive, live-action, fantasy adventure game that guests can play throughout the resort.

•	Minigolf. Our Traverse City, Kansas City, Williamsburg, Niagara and Grapevine resorts feature a custom-designed, outdoor 18-hole miniature golf course. We are evaluating the desirability of adding this attraction to some of our other resorts.

•	gr8_space. Our Grapevine resort features our approximately, 1,000 square foot interactive family tech center. gr8_space features multiple computer stations offering Internet access, docking stations for digital music players, as well as multiple gaming stations. gr8_space also features family events, like rock star karaoke and family challenge games. In the evening, gr8_space features dedicated teen time and activities for fun on their terms. We are evaluating the desirability of adding this attraction to some of our other resorts.

Operating Properties

The resorts we currently operate are located in Wisconsin Dells, Wisconsin; Sandusky, Ohio; Traverse City, Michigan; Kansas City, Kansas; Williamsburg, Virginia; Pocono Mountains, Pennsylvania; Niagara Falls, Ontario; Mason, Ohio; Grapevine, Texas, and Sheboygan, Wisconsin.

Great Wolf Lodge of Wisconsin Dells, Wisconsin

Our Great Wolf Lodge, located on 16 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by Great Lakes in 1999. In October 2005, we sold this resort to our joint venture with CNL Income Properties, Inc. We have a 30.32% interest in that joint venture.

Wisconsin Dells is a renowned family vacation destination that features a number of entertainment options, including amusement parks, museums, live entertainment and other indoor waterparks. According to the 2008 Travel & Tourism Market Research Handbook, the Wisconsin Dells area attracts over 2.9 million visitors each year. Wisconsin Dells is within a one-hour drive from Madison, Wisconsin; a two-hour drive from Milwaukee, Wisconsin; and a three and one-half hour drive from Chicago, Illinois. According to Applied Geographic Solutions, Inc., there are approximately 16.4 million people who live within 180 miles of the resort.

Great Wolf Lodge of Wisconsin Dells has 308 guest suites, with an additional 77 individually owned, one to four bedroom condominium units located adjacent to the resort, on a six-acre land parcel, and an approximately 76,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, Wiley’s Woods, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities, such as an animated two-story Clock Tower and fitness center.

We currently manage, on behalf of the CNL joint venture, the rental of all of the condominium units at this resort. The CNL joint venture receives a rental management fee of approximately 42% of gross revenue, after deduction of certain expenses. In addition, the CNL joint venture receives reimbursement of certain waterpark and other expenses from the condominium association.

Great Wolf Lodge of Sandusky, Ohio

In March 2001, we opened our Great Bear Lodge® in Sandusky, Ohio, which has the same theming as each of our Great Wolf Lodge resorts and was re-named the Great Wolf Lodge of Sandusky in May 2004. In October 2005, we sold this resort to our joint venture with CNL Income Properties, Inc. We have a 30.32% interest in that joint venture.

Sandusky is a family destination near Cleveland, Ohio that is well known for its amusement parks. According to the Sandusky/FIB Erie County Visitors and Convention Bureau, Sandusky attracts approximately nine million visitors each year. Sandusky is within a one-hour drive from Cleveland, Ohio; a two-hour drive from Detroit, Michigan; a two and one-half-hour drive from Columbus, Ohio; and a three-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 22.9 million people who live within 180 miles of the resort.

Great Wolf Lodge of Sandusky is located on approximately 15 acres and has 271 guest suites and an approximately 34,000 square-foot indoor waterpark that includes our signature treehouse waterfort, tube slides, body slides, hot tubs and a lazy river. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, Cub Club, game arcade, gift shops, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

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

Great Wolf Lodge of Traverse City is located on approximately 48 acres and has 280 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse waterfort and Howling Wolf family raft. It also includes a conference center that is 10,000 square-feet. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, minigolf, an outdoor recreation area and approximately 7,000 square feet of meeting space. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

Great Wolf Lodge of Kansas City, Kansas

In May 2003, we opened our Great Wolf Lodge in Kansas City, Kansas as part of the Village West tourism district that includes a Cabela’s superstore, Nebraska Furniture Mart and the Kansas NASCAR Speedway. According to the 2008 Travel & Tourism Market Research Handbook, Kansas City attracts approximately five million visitors each year. Kansas City is within a one-hour drive from Topeka, Kansas; a two and one-half hour drive from Jefferson City, Missouri; and a three-hour drive from Lincoln, Nebraska. According to Applied Geographic Solutions, Inc., there are approximately 6.8 million people who live within 180 miles of the resort.

Great Wolf Lodge of Kansas City is located on approximately 17 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, minigolf, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

Blue Harbor Resort of Sheboygan, Wisconsin

In June 2004, we opened our Blue Harbor Resort on an approximately 12-acre property on the shores of Lake Michigan in Sheboygan, Wisconsin. Sheboygan is a family vacation destination featuring lake activities and golf. Due to the lakefront location, we designed this resort with a nautical theme rather than our typical Northwoods lodge theme. This resort is styled as a grand beach resort and decorated in a manner consistent with that theme, including a nautical themed lobby and specialty rooms such as the KidAquarium Suite with bunk beds surrounded by walls of deep blue sea and schools of fish and the Boathouse Suite with rowboat bunk beds. Sheboygan is within a one-hour drive from Milwaukee and Green Bay, Wisconsin; a two-hour drive from Madison, Wisconsin; a three-hour drive from Chicago, Illinois; and a four-hour drive from Dubuque, Iowa. According to Applied Geographic Solutions, Inc., there are approximately 18.6 million people who live within 180 miles of the resort.

Blue Harbor Resort has 182 guest suites, with an additional 64 individually-owned, two and four bedroom condominium units located adjacent to the resort, and an approximately 43,000 square-foot Breaker Bay indoor waterpark with a 12-level Lighthouse Pier waterfort. The resort offers a number of revenue-enhancing amenities, including our nautical-themed restaurants and snack bars, confectionery and ice cream shop, Crew Club, full-service spa, kids spa, game arcade, gift shops and an outdoor recreation area. This resort also has an approximately 21,000 square-foot attached conference facility capable of seating 1,000 people. The resort offers non revenue-generating amenities such as our 2,000 gallon hand-blown glass water fountain featuring a music and light show and fitness center.

We currently manage the rental of all of the condominium units at this resort. We receive a rental management fee of approximately 38% of gross revenue. In addition, we receive reimbursement of certain waterpark expenses through the condominium association.

Great Wolf Lodge of Williamsburg, Virginia

In March 2005, we opened our Great Wolf Lodge in Williamsburg, Virginia on an 83-acre site. Williamsburg is a popular family vacation destination with amusement parks, waterparks and other entertainment attractions. According to the 2008 Travel & Tourism Market Research Handbook, the Williamsburg area attracts four million visitors each year. Williamsburg is a one-hour drive from Richmond, Virginia; a two and one-half-hour drive from Washington, D.C.; a three-hour drive from Baltimore, Maryland; and a three and one-half-hour drive from Raleigh, North Carolina. According to Applied Geographic Solutions, Inc., there are approximately 17.4 million people who live within 180 miles of the resort.

The resort occupies approximately 36 acres of the site. We may sell or lease portion of the excess land as out-lots and retain the remaining acreage to support future expansion of the resort.

Great Wolf Lodge of Williamsburg has 405 guest suites and an approximately 67,000 square-foot indoor waterpark that includes our signature treehouse waterfort. It also includes a conference center that is 10,000 square-feet. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, minigolf, an outdoor recreation area and approximately 13,000 square feet of meeting rooms. The resort offers non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge of the Pocono Mountains

In October 2005, we opened our Great Wolf Lodge in the Pocono Mountains on a 95-acre site near Stroudsburg, Pennsylvania. The Pocono Mountains area is a popular family vacation destination featuring family-oriented attractions and recreational activities. According to the 2008 Travel & Tourism Market Research Handbook, the Pocono Mountains region attracts approximately eight million visitors each year. The resort is located within a one and one-half-hour drive from New York, New York; a two- hour drive from Philadelphia, Pennsylvania; a three and one-half hour drive from Baltimore, Maryland and a four-hour drive from Washington, D.C. According to Applied Geographic Solutions, Inc., there are approximately 45.2 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 80,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack shops, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, an outdoor recreation area and approximately 7,900 square feet of meeting rooms. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge of Niagara Falls, Ontario

In January 2004, Great Lakes entered into a license agreement with Ripley’s that authorized Ripley’s to develop and operate a Great Wolf Lodge resort in Niagara Falls, Ontario. In addition, the agreement allows Ripley’s to use certain licensed trademarks, such as “Cub Club,” “KidCabin,” and “Great Wolf Lodge.” The term of the license agreement is ten years, with the possibility of up to four successive five-year renewals. Under the license agreement, Ripley’s is required to pay a monthly license fee and a brand marketing fee that we are obligated to contribute to a marketing program. We may terminate the license agreement at any time, upon notice, if Ripley’s fails to meet its material obligations under the agreement. These obligations require Ripley’s to meet payment obligations in a timely manner, maintain and operate the resort in a manner consistent with our operating standards and obtain our approval prior to the use of any of our licensed trademarks. In addition, these material obligations restrict Ripley’s to selling only products, goods and services that we approve and from developing or managing a hotel with an indoor waterpark within the United States until, at the earliest, January 2016.

In April 2006, we opened the Great Wolf Lodge in Niagara Falls. Niagara Falls is a popular family vacation destination. According to the City of Niagara Falls, Ontario Web site, Niagara Falls attracts nearly 14 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; and a two and one-half-hour drive from Syracuse, New York. According to Applied Geographic Solutions, Inc., there are approximately 8 million people in the United States and 9.6 million people in Canada, who live within 180 miles of the resort.

Great Wolf Lodge of Niagara Falls has 406 guest suites with an approximately 82,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, game arcade, gift shops, minigolf, an outdoor recreation area and meeting space. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge of Mason, Ohio

In December 2006, we opened our Great Wolf Lodge in Mason, Ohio on a 39-acre land parcel at Kings Island, in Mason, Ohio. Mason is a popular family destination featuring family-oriented attractions and recreational activities. According to the 2008 Travel & Tourism Market Research Handbook, the Mason/Cincinnati metro areas attract five million visitors per year. The resort is located within a thirty-minute dive from Cincinnati, Ohio. According to Applied Geographic Solutions, Inc., there are approximately 16.6 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of Mason, Ohio has 401 guest suites and an approximately 84,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest and an outdoor recreation area. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. The resort also includes a state-of-the-art 40,000 square-foot conference center, including an expansive Grand Ballroom, flexible meeting spaces, an executive boardroom, audio and visual systems, and multiple pre-function concourses including an outdoor patio.

Great Wolf Lodge of Grapevine, Texas

In December 2007, we opened our Great Wolf Lodge in Grapevine, Texas, on a 51-acre site in Grapevine, Texas. Grapevine is a popular family destination featuring family-oriented attractions and recreational activities. The resort is a thirty-minute drive from both Dallas and Fort Worth. The Dallas and Fort Worth region is the 6th largest market area in the United States according to Nielsen Media Research Inc., and the resort has a higher population within a 60-mile radius than any existing Great Wolf Lodge resort. According to Applied Geographic Solutions, Inc., there are approximately 10.7 million people who live within 180 miles of the resort. The resort occupies approximately 30 acres of this site. We may sell a portion of the excess land as out-lots.

Our Great Wolf Lodge of Grapevine, Texas has 402 guest suites and an approximately 78,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, gr8_space and an outdoor recreation area. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. In December 2008, we expect to open the initial portion of an expansion of this resort which will include the addition of 203 suites and increase the resort’s meeting space to 27,000 square feet.

Properties Under Construction

Great Wolf Lodge of Grand Mound, Washington

In 2005, we entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. We will operate the resort under the Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation has leased the land needed for the resort to the joint venture on favorable terms. Both parties maintain equity positions in the joint venture. Construction on the resort began in October 2006. The resort will be the first family destination vacation resort with an indoor waterpark in the Pacific Northwest. Chehalis is an hour and half drive from Seattle, Washington and Portland, Oregon. According to Applied Geographic Solutions, Inc., there are approximately 7.8 million people who live within 180 miles of the resort.

Upon completion, Great Wolf Lodge of Chehalis, Washington will have 398 guest suites and an approximately 60,000 square-foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, a full-service spa, game arcade, gift shops, MagiQuest, minigolf, gr8_space, an outdoor recreation area and an approximately 30,000 square-foot conference center. The resort also will include non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. We anticipate that this resort will open in March 2008.

Great Wolf Lodge of Concord, North Carolina

In September 2007, we purchased a 37-acre site in Concord, North Carolina. Concord is a popular family destination featuring family-oriented attractions and recreational activities. The Concord project is located 15 miles from downtown Charlotte at Exit 49 on Interstate 85. This freeway interchange is well known throughout the Carolinas mostly due to its main attraction draws, Lowe’s Motor Speedway and the Concord Mills shopping center. According to Applied Geographic Solutions, Inc., there are approximately 14.7 million people who live within 180 miles of the resort.

Upon completion, Great Wolf Lodge of Concord, North Carolina will have 402 guest suites and approximately 97,000 square feet of indoor entertainment, including a 84,000 square foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, full-service spa, game arcade, gift shops, MagiQuest, minigolf, gr8_space, an outdoor recreation area and an approximately 20,000 square-foot conference center. The resort also will include non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. We anticipate that this resort will open in Spring 2009.

Business and Growth Strategies

Our primary business objective is to increase long-term stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to:

•	Increase Total Resort Revenue. We intend to increase total resort revenue by increasing:

•	Average Room Rate: We plan to increase our average room rate over time by driving demand for our resorts and focusing on yield management techniques. We intend to increase demand through intelligent sales, marketing and public relations efforts, by increasing our visibility and by enhancing our brand image. We plan to employ our yield management techniques to project demand in order to effectively direct our sales and marketing efforts and selectively increase room rates. We believe that our focus on optimizing the relationship between room rates and occupancies will allow us to maximize profitability.

•	Average Occupancy: We intend to maintain high occupancy levels during peak times and also focus on increasing our off-peak occupancies. Our off-peak occupancy levels generally occur in May, September and during the middle of the week. Our occupancy levels are affected by school calendars, with the summer months, weekends, spring break period and other school holidays achieving the highest occupancy levels. We will continue to seek to improve off-peak occupancy levels by holding special events and targeting group sales and conferences.

•	Other Revenue: We provide our guests with a self-contained vacation experience and attempt to capture a significant portion of their spending on food and beverage, entertainment and merchandise. Each of our resorts generally contains at least one themed restaurant, an ice cream shop and confectionery, snack shop, an full-service adult spa, kids spa, gift shop, game arcade, MagiQuest, minigolf and gr8_space. The average non-room revenue, including the revenue from these amenities, was approximately $127 per occupied room night for the year ended December 31, 2007. By providing these additional revenue-generating amenities, we seek to maximize the amount of time and money spent on-site by our guests. We have also entered into a number of co-marketing agreements with strategic partners and expect to enter into additional co-marketing agreements in the future in order to increase other revenue.

•	Leverage Our Economies of Scale. We intend to take advantage of the following economies of scale:

•	Increased Purchasing Power: We intend to capitalize on our increasing purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. As the number of resorts we own and operate increases, we expect to be able to leverage our increased buying volume and power to obtain more advantageous and predictable pricing on commodity goods and services. We have entered into an arrangement with a nationally recognized hospitality procurement company to further leverage our buying power. In addition, we intend to continue to manage increases and fluctuations in the cost of electricity, water and natural gas for our resorts by entering into volume-based contracts where we are able to do so.

•	Centralized Services: By centralizing certain of our services, we focus on decreasing our per-unit costs, increasing our control over those services and being in a position to deliver a greater quality of service to our customers. For example, our central reservations call center operates every day of the year, has approximately 120 full- and part-time employees and accepts reservations for our resorts. The call center also has the capacity to efficiently handle high call volumes and should require only limited additional incremental costs over the next several years as we increase our portfolio of resorts. In addition, as we have grown we have focused on increasing the functionality of our web-based online reservations system. We expect this centralized function to allow us to further efficiently handle an increasing volume of guest reservations with limited incremental costs.

•	Build Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our signature treehouse waterfort, to our mascots and recognizable logos and merchandise. We believe we have fostered strong customer and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

Our primary external growth strategies are to:

•	Capitalize on First-Mover Advantage. We intend to be the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets. We intend to continue to leverage our development expertise, existing platform and model and our access to capital to take advantage of the significant barriers to entry associated with the development of large family entertainment resorts with indoor waterparks like our Great Wolf Lodge resorts. We seek to set the standard for quality, build on visible sites and capitalize on the opportunity to be located near other popular local attractions that draw our target customers. We believe that the combination of our first mover advantage and the significant barriers to entry in our target markets provide us with a competitive advantage.

•	Focus on Development and Strategic Growth Opportunities. Family entertainment resorts featuring indoor waterparks are a relatively new concept and a growing segment of the resort and entertainment industries. We intend to focus on this growth opportunity by:

•	Building in Target Markets: We intend to develop additional resorts, including resorts in major domestic markets with us as the sole or majority owner, as well as licensed or minority-owned resorts in secondary U.S. and/or international markets. A new resort, from market selection to opening, can take over four years to develop and build. We believe that our experience will enable us to more efficiently develop and build new resorts in our target markets. We currently have personnel exclusively dedicated for our potential international markets.

•	Selective Sales of Ownership Interests/Recycling of Capital: We will selectively consider opportunities to sell partial or whole interests in one or more of our owned and operated properties, as we did in our CNL joint venture. We intend to continue to manage all of our branded Great Wolf Lodge resorts, and we will consider transactions that allow us to maintain our management/licensing position at a resort while realizing value created through our development expertise. In those situations, we expect then to recycle capital generated by such transactions for investment in future growth opportunities.

•	Licensing Our Resort Concept Internationally: We plan to selectively seek licensing and management opportunities internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we intend to enter into license and management agreements with reputable companies that have local market knowledge in order to increase revenues and expand the reach of our Great Wolf Lodge brand.

•	Forming Strategic Partnerships: We will consider strategic partnerships on a selective basis. For example, we have entered into resort ownership joint ventures with CNL Income Properties and The Confederated Tribes of the Chehalis Reservation and we are actively exploring other possible joint venture arrangements for future properties.

•	Expanding and Enhancing Existing Resorts: We intend to continue to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending at certain of our resorts and meet our target returns, including non-water based attractions. We also intend to continue to evaluate incremental revenue-generating opportunities, such as expanding the number of rooms and adding condominium units at certain of our resorts. In addition, we will consider adding conference centers at existing resorts to capture convention and other business travel revenue.

•	Continue to Innovate. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention.

  Our Competitive Strengths

We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in North America. Our competitive strengths include:

•	Unforgettable Family Resort Experience. Each of our resorts provides a welcome opportunity for families to spend quality time together, relax and reconnect. In addition to our indoor waterparks, our resorts provide other activities and amenities that the entire family can enjoy together. Our family amenities and activities include themed restaurants, a game arcade, ice cream shop and confectionery, gift shop, snack shop, animated Clock Tower and fireside bedtime stories. We also have amenities and activities tailored to each member of the family, including our full-service Aveda spa, Scooops Kids Spa, Cub Club, MagiQuest, minigolf, gr8_space and fitness room. Our resorts also offer special events, including seasonal and holiday activities, wild animal and nature educational programs and other special events. We believe that our focus on delivering an unforgettable family resort experience appeals to our target customers and results in repeat visits and referrals. For the year ended December 31, 2007, we generated approximately 43% of our rooms revenue from repeat visitors and referral guests.

•	Value, Comfort and Convenience. Guest rooms at each of our resorts are spacious and comfortable suites that generally range in size from approximately 385 square feet to 1,970 square feet and include a wet bar, microwave, refrigerator and dining and sitting area. Many of the suites have specific themes that are geared toward enhancing our younger guests’ experience, including our KidCabin and Wolf Den Suites, which have a partitioned room with bunk beds designed as log cabins and Northwoods forest dens, respectively. All of our resorts are within a convenient driving distance of our large target customer bases. Because our indoor waterparks and our other amenities generally are not impacted by weather conditions, we offer our guests a reliable experience. On average, a two-night stay at our resorts costs a family of four approximately $700, making it an affordable family vacation option.

•	Favorable Market Trends. We believe recent vacation trends favor our Great Wolf Lodge concept as the number of families choosing to take shorter, more frequent vacations that they can drive to have increased in recent years. We believe that these trends will continue and that we are well positioned to take advantage of them. We believe our resorts are less affected by changes in economic cycles, as drive-to destinations are generally less expensive and more convenient than destinations that require air travel. In addition, we have identified over 50 markets in the United States that, according to Third Wave Research, each has a population in excess of five million people located within a convenient driving distance.

•	Market Presence and Barriers to Entry. We are the largest owner and operator of family entertainment resorts with indoor waterparks in North America based on the number of resorts in operation. We believe this market presence gives us a significant competitive advantage in attracting guests and efficiently developing additional resorts. In addition, we believe the significant barriers to entry present in our industry segment; including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a difficult, multi-year permitting process, discourage other companies in the lodging and entertainment industries from developing similar family entertainment resorts. A new Great Wolf Lodge resort typically takes from one to three years to develop, which includes market selection, site selection and permitting, an additional 18 months or more to build and costs in excess of $120,000.

•	Focus on Safety. We invest heavily in safety measures in the design and operation of our resorts. For example, we specifically design our waterparks with attention to sightlines and safety precautions and use one of the most respected training methods in the water safety industry to train each of our lifeguards. We design and construct our indoor waterparks with state-of-the-art air quality and water treatment systems. We also maintain and periodically upgrade our facilities to ensure that we provide our guests with best-in-class safety measures and systems.

•	Experienced Management Team and Committed and Motivated Staff. Our senior management team has significant experience in the hospitality, family entertainment and real estate development industries and has significant expertise in operating complex, themed, family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including what we believe is a pleasant and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb customer experience and helping to assure that our guests fully enjoy their family vacation.

Industry Overview

We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 20 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept, including the Wilderness Hotel & Golf Resort, Treasure Island, Raintree Resort, Kalahari and the Great Wolf Lodge (formerly known as the Black Wolf Lodge), which Great Lakes purchased in 1999.

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

No standard industry definition for a family entertainment resort featuring an indoor waterpark has developed. A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that the number of indoor waterpark destination resorts has grown from 41 available properties as of year-end 2006 to 49 available properties as of January 2008. The same survey indicated 15 new indoor waterpark projects currently projected to open in 2008. Most of our resorts are located in well-established, traditional drive-to family vacation destinations, which allow us to leverage the popularity of these destinations by offering a complementary entertainment option to existing venues and a high-quality family resort alternative. In addition, many of these destinations offer beaches, theme parks, waterparks, amusement parks and many other forms of outdoor activities that are only available on a seasonal basis. Within our enclosed resort environment, our guests can enjoy a total resort experience year round, regardless of weather conditions.

Resort Operations

Each of our resorts employs a general manager who is responsible for the operations of the particular resort and who typically has extensive experience in the hospitality or family entertainment industry. Our general managers on average oversee a staff of 400 or more resort employees and are assisted by a management team, including directors for each of aquatics, finance, food and beverage, front office, housekeeping, human resources, maintenance, retail and sales and marketing. A corporate-level liaison for most departments ensures consistency throughout our resorts while allowing a particular resort to tailor its operations to best meet the needs of its guests.

Prior to assuming responsibility for a resort, general managers and assistant general managers undergo a proprietary management training program designed to familiarize each trainee with various facets of our management, operations and development programs. The program also emphasizes our guest service policies and provides hands-on operating experience at the resort level. Our management training program is intended to train assistant general managers to become future general managers.

We strive to provide our guests with a fun and convenient experience in a warm and family-friendly environment from the first day a new resort opens. To achieve this, a team of experienced management members from our existing resorts, along with corporate liaisons, begins training personnel at our new resorts approximately one month prior to a resort’s opening and remains on site at the new resort for up to a month after opening. We believe that this process ensures that the opening of a new resort is efficient and that our culture of high quality and friendly customer service is carried over to our new resorts, including our guests’ interactions with our front desk, housekeeping, waterpark, restaurant and other staff members. In addition, we train our maintenance personnel to minimize any operational problems that occur during the opening of a new resort, including the operation of our waterparks. We believe that these efforts help to minimize any problems associated with opening a new resort and give our first guests a favorable, memorable experience that will build brand loyalty.

Training and Development

We believe that our ability to provide a warm family atmosphere where families can relax, play and reconnect begins with our people and their ability to deliver quality customer service. We seek to recruit, train and retain employees who will make sure that our guests enjoy their stay. We seek to promote from within our company. Each new resort employee undergoes a week-long orientation program and is paired with a more veteran employee for a month so that the new employee can learn more about our resorts, our culture and how we strive to provide the best possible customer service. Our employees are committed to our success and focused on ensuring a memorable experience for each of our guests. We believe that our high level of customer service sets us apart and promotes valuable referrals and repeat visits.

Sales and Marketing

We place a significant emphasis on the sales and marketing of our family-focused resorts. We work together with a third-party consulting firm to analyze the demographics of our markets and to identify potential guests for targeted marketing, both within our primary market areas and beyond those areas to attract occasional or seasonal travelers. We market to these potential customers through a combination of television, radio, newspaper, electronic mail and direct mail advertising, including advertising through local chambers of commerce and convention and visitors bureaus. We also rely upon repeat guests and guest referrals, as well as brand recognition and the visibility of the resorts themselves, which are typically located along major highways in high traffic areas. In addition, our engaging Web site offers detailed information about our resorts, including virtual tours and room layouts.

For new resorts, our marketing efforts begin before construction commences. We establish sales offices to generate advance bookings. Reservations may be made at our resorts, through our Web site or through our central reservations call center. Our call center and highly trained staff allow us to offer consistent specials throughout our resorts, better track room occupancy levels and room rates and handle the high volume of calls that are usually associated with the opening of a resort.

We maintain an in-house sales force and graphic arts department. Our experienced staff develops products and promotions for use in merchandising and marketing promotions. We also engage in cross-marketing, promotions and co-marketing arrangements with major vendors. We have received numerous awards for our general advertising, Web site, print media, radio commercials and sales presentations.

We have developed Cub Club, a program for our younger guests. Membership is available to all children who have stayed at one of our resorts. The benefits of the program include coupons and other incentives, a periodic newsletter, access to the Cub Club activity rooms at each of our resorts and special offers to children who visit during their birthday month. Our Blue Harbor Resort features a Crew Club program for children, similar to the Great Wolf Lodge resorts’ Cub Club.

Maintenance and Inspections

Each of our resorts has an experienced aquatics manager who is extensively trained and experienced in water quality and safety. On-site maintenance personnel frequently inspect our waterparks. These inspections include safety checks of the equipment in the waterpark, as well as analyses of water and air quality. Our water quality levels are regularly monitored and tested by computers and by a full-time aquatics maintenance engineer, who works with an additional assistant during our busiest months. Our air quality system is designed to minimize humidity and moisture build-up, which materially reduces maintenance costs. Furthermore, we use Ellis & Associates as water safety consultants at our resorts in order to train lifeguards and audit safety procedures.

Our senior management and the individual resort personnel evaluate the risk aspects of each resort’s operation, including potential risks to the public and employees and staff. Each resort has full-time maintenance employees on staff who ensure building quality and fulltime aquatics maintenance employees who ensure the ride safety and air and water quality inside the resort’s indoor waterpark. We use a state of the art filtration system and ozonators to balance the water and air quality within the waterpark in order to accommodate fluctuating quantities of visitors.

Development Criteria

We choose sites for the development of new resorts based upon a number of factors, including:

•	Large target customer base. We select development sites that generally have a minimum of five million target customers within a convenient driving distance. Because we offer an affordable vacation experience, we appeal to families in a variety of income ranges.

•	Recognized tourist destination. We generally focus on drive-to destinations that attract a large number of tourists, including both emerging and traditional family vacation markets. We believe we can charge premium rates in these markets due to the high quality of our resorts and our family-oriented amenities and activities. In addition, the indoor nature of many of our amenities and activities allows us to reduce the impact of seasonality that negatively affects other attractions in these areas. These areas also often have active and effective local visitors and convention bureaus that complement our marketing and advertising efforts at little or no cost to us.

•	Highly visible and large sites. We generally develop resorts in highly visible locations along major roadways. Visibility from highways enhances easy drive-to access, provides marketing benefits due to high volumes of traffic and often produces synergies from adjacent land uses or complementary developments. We generally choose sites that have enough acreage to allow for potential expansions and future sales of out-lots.

Based upon these criteria, we have identified over 50 markets as potential locations for our resorts.

Once we have identified a market that meets our development criteria, we search for potential sites. Acceptable sites may be difficult to find in some areas. We perform initial analyses of the permitting process and access to utilities before acquiring a sufficient amount of land from one or more landowners. Based upon the target customer base of the market, we develop initial specifications for the resort, such as the number of guest suites and size of the indoor waterpark and other amenities. We also formally begin the potentially lengthy and difficult process of obtaining the necessary approvals and permits from the appropriate local governmental bodies, including the necessary water rights and environmental permits. Once the permitting process is complete, we secure financing for the project and begin construction on the resort. This overall development process generally takes from two to four years or longer from identification of a market to completion of a resort.

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

A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that the number of indoor waterpark destination resorts has grown from 41 available properties as of year-end 2006 to 49 available properties as of January 2008. The same survey indicated 15 new indoor waterpark projects currently projected to open in 2008.

As a result of our market presence and our management team’s substantial experience, we believe we have an opportunity to capitalize on our first-mover advantage in this industry segment and to achieve significant brand recognition. While we believe that our first-mover advantage is very beneficial to us, it does provide our competitors with an opportunity to monitor our success in our chosen markets. As a result, a competitor may choose not to enter one of our markets based on our performance, or may subsequently develop a resort in our markets that is newer, has additional amenities, is strategically located or offers more and/or larger waterpark attractions than our resorts.

In most of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. However, in Wisconsin Dells, Wisconsin, where indoor waterparks were first introduced, there are approximately 16 other resorts and hotels with some type of indoor water-related activity or amenity. As a result, we face significant competition from both lower priced, un-themed, waterparks and larger, more expensive waterparks with thrill rides and other attractions in the Wisconsin Dells’ market. While the Wisconsin Dells’ market has a significant number of resorts with indoor waterparks, we believe the competitive landscape in that small, regional market is not representative of the competition we may face as we further expand our portfolio of resorts. The vast majority of indoor waterpark resorts in Wisconsin Dells are family-owned or privately operated businesses that have yet to develop additional resorts outside of Wisconsin Dells. In addition, we believe our ability to compete effectively in this highly competitive market will enable us to more effectively compete in other markets where we may not be the only family entertainment resort. In addition to Wisconsin Dells, we face direct competition from other indoor waterpark destination resorts in the Sandusky, Mason and Traverse City areas.

We anticipate that competition within some of our markets will increase in the foreseeable future. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts with indoor waterparks, which will compete with our resorts.

Governmental Regulation

The ownership and management of our resorts, as well as our development and construction of new resorts, subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations. In addition, a number of states regulate the permitting and licensing of resorts, and some of the individual components of our resorts such as our spas, waterparks, and others, by requiring registration, disclosure statements and compliance with specific standards of conduct. Our failure to maintain or acquire the requisite licenses, permits and authorizations required by such laws and regulations, as well as any failure on our part to comply with registration, disclosure and standards of conduct required by such laws and regulations could impact the operation, profitability and success of our current resorts or the development, completion and success of any resorts we may develop in the future. We believe that each of our resorts has the necessary permits and approvals to operate its business and is in material compliance with all applicable registration, disclosure and conduct requirements. We intend to continue to obtain such permits and approvals for any resorts we may develop in the future or additions or renovations to current resorts and to ensure that such resorts and additions or renovations comply with applicable registration, disclosure and conduct requirements.

We are also subject to laws and regulations governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could increase our overall labor costs.

The operation of our waterparks subjects us to state and local regulations governing the quality of the water we use in our waterparks, which may include bacteriological, chemical, physical and radiological standards. In addition to inspections we conduct on our own, state and local authorities may also conduct inspections of our waterparks to determine our compliance with applicable standards. If we are found to be in violation of such regulations we could be subject to various penalties, including, but not limited to, monetary fines and the temporary closure of our waterparks. Changes in state or local regulations could impose more stringent standards with which we would have to comply.

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

On occasion, we may elect to develop properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities, and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, our work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible; however, that our efforts have not identified all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance, as well as commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. Changes in the insurance market since September 11, 2001 have increased the risk that affordable insurance may not be available to us in the future.

While our management believes that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We have registered, applied for the registration of or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including Blue Harbor Resort, Great Wolf Lodge, Great Wolf Resorts, gr8_space, KidCabin and Scooops Kid Spa in the United States and, where appropriate, in foreign countries. There can be no assurance that we can obtain the registration for the marks where registration has been sought. We are not aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Employees

As of December 31, 2007, we had approximately 200 corporate employees, including our central reservations center employees, and approximately 3,900 resort-level employees, approximately 1,600 of who were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good.

Offices

We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia, approximately 1,500 square feet of office space in North Ridgeville, Ohio, and approximately 300 square feet of office space in New York, New York. We believe these facilities are adequate for our current needs.

Domestic and Foreign Operations

We derive a portion of our revenues from licensing fees, management fees, construction management fees and central reservations fees paid by the Great Wolf Lodge resort located in Niagara Falls, Ontario, Canada. During 2007, 2006 and 2005, the total revenue we received from U.S. operations was $185,015, $148,648 and $139,041, respectively and the total revenue from Canadian operations was $2,565, 1,664 and $374, respectively. We receive no revenue from any foreign country other than Canada. We have no long-lived assets located outside of the United States.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our employees, including our principal executive officer and senior financial officers. It is available in the investor relations section of our Web site, which is located at greatwolf.com. In the event that we make changes to or provide waivers from the provisions of our Code of Business Conduct and Ethics that the United States Securities Exchange Commission (SEC) requires us to disclose, we intend to disclose these events in the investor relations section of our Web site.

Available Information

We maintain a Web site site at greatwolf.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our Annual Report to shareowners and Section 16 reports on Forms 3, 4, and 5, are available free of charge via EDGAR through the SEC’s Web site at sec.gov. We have provided a link on our Web site to the SEC’s Web site.

ITEM 1A.	RISK FACTORS

The risk factors set forth below are applicable to Great Wolf Resorts. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks could materially adversely affect, among other things, our business, financial condition and results of operations.

Risks Related to Our Business

We may not be able to develop new resorts or further develop existing resorts on a timely or cost efficient basis, which would adversely affect our growth strategy.

As part of our growth strategy, we currently intend to develop additional resorts and to further expand certain of our existing resorts. Development involves substantial risks, including the following risks:

•	development costs may exceed budgeted or contracted amounts or may exceed available capital;

•	increases in the costs of materials or supplies used in construction of our resorts;

•	changes in applicable building codes, construction materials, labor costs or construction methodologies may increase development costs;

•	delays in architectural or other design-related services, or in the commencement or completion of construction;

•	failure to obtain all necessary zoning, land use, occupancy, construction, operating and other required governmental permits and authorizations;

•	changes in real estate, zoning, land use, environmental and tax laws;

•	unavailability of financing on favorable or any terms;

•	failure of developed properties to achieve desired revenue or profitability levels once opened;

•	scarcity of suitable development sites, due to existing development, physical limitation or competition for sites from competitors that may have greater financial resources or risk tolerance than we do or other factors; and

•	incurrence of substantial costs in the event a development project is abandoned or modified prior to completion.

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

Our resorts compete with other forms of family vacation travel and leisure activities, including theme, water and amusement parks and other recreational activities. Our business is also subject to factors that affect the recreation and leisure and resort industries generally, such as general economic conditions and changes in consumer spending habits. We believe the principal competitive factors of a family entertainment resort include:

•	location,

•	room rates,

•	name recognition,

•	reputation,

•	the uniqueness and perceived quality of the attractions and amenities,

•	the atmosphere and cleanliness of the attractions and amenities,

•	the quality and perceived value of the lodging accommodations,

•	the quality and perceived value of the food and beverage service,

•	convenience,

•	service levels and

•	reservation systems.

Many of our markets have become more competitive, including in particular our Wisconsin Dells, Sandusky, Mason and Traverse City markets. We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators are developing family entertainment resorts with indoor waterparks that will compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates, as they have in the past, or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.

We may not be able to achieve or manage our expected growth, which could adversely affect our operating results.

Since 1999, we have experienced substantial growth as we have grown from operating one resort to our current portfolio of ten resorts at December 31, 2007. We intend to continue to develop additional resorts and manage additional licensed resorts owned by joint ventures in which we have an equity interest and by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to achieve and/or manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the loss of or failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

Accidents or injuries in our resorts, particularly in our waterparks, may subject us to liability, and accidents or injuries at our resorts or at competing resorts with waterparks could adversely affect our safety reputation and attendance, which would harm our business, financial condition and results of operations.

There are inherent risks of accidents or injuries at family entertainment resorts, including accidents or injuries at waterparks, particularly for young children if their parents do not provide appropriate supervision. The lifeguards in our indoor waterparks and our other resort staff cannot prevent every accident or injury. Potential waterpark accidents and injuries include falls, cuts or other abrasions, concussions and other head injuries, sickness from contaminated water, chlorine-related irritation, injuries resulting from equipment malfunctions and drownings. One or more accidents or injuries at any of our waterparks or at other waterparks could reduce attendance at our resorts, adversely affect our safety reputation among our potential customers, decrease our overall occupancy rates, increase the cost of or make unavailable to us the appropriate liability insurance policies and increase our operating costs by requiring us to take additional measures to make our safety precautions even more visible and effective.

If accidents or injuries occur at any of our resorts, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. There can also be no assurance that the liability insurance carried by Great Lakes prior to our IPO was adequate or available to cover any liability related to incidents occurring prior to our IPO. Our business, financial condition and results of operations would be adversely affected to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

We have a history of losses and we may not be able to achieve or sustain profitability.

We incurred net losses in the years ended December 31, 2007, 2006 and 2005. We cannot guarantee that we will become profitable. Given the increasing competition in our industry and capital intensive nature of our business, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so could adversely affect our business and financial condition.

Our business is largely dependent upon family vacation patterns, which may cause fluctuations in our revenues.

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

Our strategy emphasizes attracting and retaining customers from the local, or drive-to, markets within a convenient driving distance from each of our resorts. Any resorts we develop in the future are similarly likely to be dependent primarily on the markets in the immediate vicinity of such resorts. Regional economic difficulties, for example the issues affecting domestic automotive manufacturers and the related impact in Michigan and surrounding areas, may have a disproportionately negative impact on our resorts in the affected markets. There can be no assurance that we will be able to continue to attract a sufficient number of customers in our local markets to make our resort operations profitable. If we fail to do so, our business, financial condition and results of operations would be adversely affected.

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

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting our growth, financial condition and results of operations. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities, thereby adversely affecting our business.

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

Labor is our primary resort-level operating expense. As of December 31, 2007, we employed nearly 3,900 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

Energy costs also account for a significant portion of our total resort-level operating expenses. The price of energy is volatile, and shortages sometimes occur. Significant increases in the cost of energy, or shortages of energy, could interrupt or curtail our operations lower our operating margins, or both.

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

The success of our resorts depends in part on our brands, logos and branded merchandise. We rely on a combination of service marks, copyrights, trademarks and similar intellectual property rights to protect our brands, logos, branded merchandise and other intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands, logos and branded merchandise to achieve and maintain market acceptance.

We have licensed our Great Wolf Lodge brand and intend to further license the brand in domestic and international markets. While we try to ensure that the quality of our brand is maintained by our current licensees, and will be maintained by any future licensees, we cannot assure that these licensees will not take actions that adversely affect the value of our intellectual property or reputation.

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

We currently operate, and in the future intend to operate, our resorts in a number of different markets, each of which is subject to local weather patterns and their effects on our resorts, especially our guests’ ability to travel to our resorts. Extreme weather conditions can from time to time have a material adverse impact upon individual resorts or particular regions. Our resorts are also vulnerable to the effects of destructive forces, such as fire, storms, high winds and flooding and any other occurrence that could affect the supply of water, gas, telephone or electricity to our resorts. Although our resorts are insured against property damage, damages resulting from acts of God or otherwise may exceed the limits of our insurance coverage or be outside the scope of that coverage.

A significant decline in real estate values may have an adverse impact on our financial condition.

We own significant amounts of real estate throughout the United States. A significant decline in real estate values could have an impact on our ability to readily generate cash flow from the real estate to meet our debt or other obligations.

If we fail to maintain effective internal controls over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our financial results and our stock price.

Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal controls over financial reporting are necessary for us to provide reliable reports and prevent fraud.

We believe that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Sustained increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

With more than 4,000 employees, our profitability is substantially affected by costs of current medical benefits. In some recent years, we experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs. At least some of these macro-economic factors may put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

We may have disputes with our joint venture partners owning majority interests in three resorts that we manage and license.

We manage and license some of our resort properties. The nature of our responsibilities under our management agreements to manage each resort and enforce the standards required for our brands under both management and license agreements may be subject to interpretation and may give rise to disagreements in some instances. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential joint venture partners but may not always be able to do so. Failure to resolve such disagreements may result in litigation. In addition, the terms of our management agreements and license agreements for some of our facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

Because the land used by two of our resorts are subject to ground leases, termination of these leases by the lessors could cause us to lose the ability to operate these resorts altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying two of our resorts are based upon our interest under long-term ground leases. Pursuant to the terms of the ground leases for these resorts, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2007, the terms of these ground leases (including renewal options) range from 50 to 96 years. Any pledge of our interest in a ground lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any resort subject to a ground lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the ground leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The ground leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs and the cost thereof exceeds available insurance proceeds.

We are subject to the risks of brand concentration.

We are subject to the potential risks associated with concentration of our resorts under the Great Wolf Lodge brand and the brand image associated with each geographic location. A negative public image or other adverse event which becomes associated with one of our brands could adversely affect its revenue and profitability.

A failure to keep pace with developments in technology could impair our operations or competitive position.

The hospitality industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management and property management systems and technologies we make available to our guests. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis. If we are unable to do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

An increase in the use of third-party Internet reservation services could adversely impact our revenues.

Some of our resort rooms are booked through Internet travel intermediaries, such as Expedia.com®, Travelocity.com®, and Priceline.com®, serving both the leisure and, increasingly, the corporate travel and group meeting sectors These intermediaries attempt to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through Internet intermediaries increases significantly, our business and profitability may be harmed.

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

As part of the Formation Transactions, we acquired our predecessor companies subject to existing liabilities, some of which may have been unknown at the time of the closing thereof. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of vendors or other persons dealing with the entities prior to the closing of the formation transactions (that had not been asserted or threatened prior thereto), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. The founding shareholders of our predecessor companies agreed to indemnify us with respect to claims for breaches of representations and warranties brought by us within one year following the completion of our IPO and the Formation Transactions, subject to certain limitations. Many liabilities may not have been identified by December 20, 2005, the expiration of the one-year period, and we may have no recourse against the founding shareholders or these entities for such liabilities.

We depend on Native American laws in the operation of a portion of our business.

We have entered into a joint venture with the Confederated Tribes of the Chehalis Reservation in Grand Mound, Washington. That joint venture is constructing a resort on tribal land leased from the Chehalis. State and federal laws governing the business or other conduct of private citizens generally do not apply on Native American Lands. We may have limited recourse if we get into a contract dispute with the Chehalis over the leased land. Any seizure of our facilities is likely to result in a capital loss and loss of revenue to our company. Were it to occur on a large scale, it could have a material adverse effect on our business, capital resources, results of operations, and financial condition.

We depend on a seasonal workforce.

Our resort operations are dependent on a seasonal workforce. In some cases, we recruit outside the U.S. to fill certain staffing needs each season and utilize visas to enable the use of foreign workers. In addition, we manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not be necessary in the future. In addition, we cannot guarantee that we will be able to obtain the visas necessary to hire foreign workers who are a source for some of the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

Risks Related to Regulation

Compliance with the Americans with Disabilities Act and other governmental regulations and changes in governmental rules and regulations may adversely affect our financial condition and results of operations.

Under the Americans with Disabilities Act of 1990 and the regulations promulgated there under, or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our resorts are substantially in compliance with these requirements, we have not conducted an audit or investigation of all of our resorts to determine our compliance. A determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. We cannot predict the ultimate cost of compliance with the ADA.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our ongoing operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, and of paying penalties, fines, assessments and the like related to non-compliance, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations. Specifically, the wastewater treatment plant at our Poconos Mountains resort is subject to numerous state, federal and other regulations. The cost of compliance with such regulations for penalties, remediation and other costs arising out of non compliance, as occurred in 2006 when we agreed to pay an assessment of $833 and incurred other costs in excess of $1,000 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. In 2007 we incurred other costs in excess of $300 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges.

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

On occasion, we may elect to develop properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, our work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible; however, that our efforts have not identified all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

In particular, it is possible that the prior offer of condominiums at our Sheboygan resort by Blue Harbor Resort Condominium, LLC, a former subsidiary of Great Lakes that we refer to as Condo LLC, may not have been in compliance with federal and state securities laws. Prior to our IPO and the completion of the Formation Transactions, interests in Condo LLC held by Great Lakes were distributed to Great Lakes’ shareholders. We did not acquire Condo LLC as a part of the Formation Transactions. Although Condo LLC has taken steps to correct any potential securities laws issues in connection with these offers, we cannot assure you that we would not be held liable to some extent for the offers made by Condo LLC.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

Our business requires collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is not accurate or complete we could make faulty decisions. Our customers also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other international jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

Changes in privacy law could adversely affect our ability to market our products effectively.

Our resorts rely on a variety of direct marketing techniques, including email marketing, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of email and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could adversely impact the amount and timing of our sales.

Risks Related to Our Capital Structure

We may issue partnership units in the future that may be dilutive to, and may have preferential rights over, our common stockholders.

We have formed a wholly owned operating partnership to serve as the parent entity of each of the resort-owning entities that we acquired in the formation transactions. We are the limited partner of the partnership and the sole general partner of the partnership is a wholly owned subsidiary that we have formed for that purpose. We formed the operating partnership to provide flexibility for future transactions as we execute our growth strategy. We believe that the ability to issue limited partnership units may enable us to acquire assets from sellers seeking certain tax treatment. Any additional operating partnership interests we issue may include preferred limited partnership units. Any partnership interests that we issue may be entitled to distributions of available cash that might otherwise be allocated to the execution of our business plan or generally available for future dividends, if any. In addition, any partnership interests may be convertible into our common stock, thus having a dilutive impact to our common stockholders, and may have voting or other preferential rights relative to those of our common stockholders.

Our stock price has been volatile in the past and may be volatile in the future.

On December 20, 2004, we completed our IPO. Trading markets after an initial public offering have often been extremely volatile. Since our IPO through March 4, 2008, our common stock has traded at a high of $25.88 and a low of $6.78. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	variations in our quarterly operating results;

•	changes in market valuations of companies in the resort or entertainment industries, generally, and the family entertainment resort segment, specifically;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of new properties, acquisitions or joint ventures, or our failure to announce new properties of a type or in a quantity deemed desirable by participants in the public market; and

•	expectations about macroeconomic condition.

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

Our certificate of incorporation, bylaws, and employment agreements and Delaware corporate law contain provisions that could delay, defer, increase the costs of or prevent a change in control of us or our management that could be beneficial to our stockholders. Certain of these provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions:

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

Our organizational documents contain no limitations on the amount of debt we may incur, so we may become too highly leveraged.

Our organizational documents do not limit the amount of indebtedness that we may incur. If we increase the level of our borrowings, then the resulting increase in cash flow that must be used for debt service would reduce cash available for distribution and could harm our ability to make payments on our outstanding indebtedness and our financial condition.

We may not be able to obtain additional financing on favorable terms, if at all.

We expect that we will require additional financing over time, the amount of which will depend on a number of factors, including the number of resorts we construct, additions to our current resorts and the cash flow generated by our resorts. The terms of any additional financing we may be able to procure are unknown at this time. Our access to third-party sources of capital depends, in part, on some or all of the following:

•	general capital market conditions;

•	capital providers’ perception of our growth potential;

•	our then-current debt levels;

•	our then-current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.

Any future debt financing or issuances of preferred stock that we may make will be senior to the rights of holders of our common stock, and any future issuances of common stock will result in the dilution of the then-existing stockholders’ proportionate equity interest.

Investing through partnerships or joint ventures decreases our ability to manage risk.

In addition to acquiring or developing resorts, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject any resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

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

The failure to comply with any of these covenants could cause a default under our other debt agreements. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on favorable terms, if any.

We may not be able to perform on our debt guarantees.

We have provided a 49% guarantee on mortgage debt obtained by the joint venture we have with Chehalis. If we were required to pay on the guarantee it could have a material negative impact on our business and financial condition.

Certain of our insiders exercise considerable influence over the company.

As of the date of this Annual Report on Form 10-K, our executive officers and directors, as a group, beneficially own approximately 4.7% of the outstanding shares of our common stock. By reason of such holdings, these stockholders acting as a group could be able to exercise significant influence over our affairs and policies, including the election of our board of directors and matters submitted to a vote of our stockholders such as mergers and significant asset sales, and their interests might not be consistent with the interests of other stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have nine family entertainment resorts that are currently operating and two additional resorts that are under construction. Unless otherwise indicated, we own a 100% fee interest in these properties. We are organized into a single operating division. Within that operating division, we have three reportable segments in 2007:

•	resort ownership/operation, and

•	resort third-party management, and

•	condominium sales-revenues.

The properties listed below are included in either our “Resort Ownership/Operation” segment or our “Resort Third-Party Management” segment.

Information on our properties is as follows:

•	Great Wolf Lodge of Wisconsin Dells is located on 16 acres in Wisconsin Dells, Wisconsin, all of which have been developed. This property is owned by a joint venture of which we have a 30.32% minority interest and CNL Income Properties, Inc. has a 69.68% majority interest. This property is included in our Resort Third-Party Management segment.

•	Great Wolf Lodge of Sandusky is located on 15 acres in Sandusky, Ohio, all of which have been developed. This property is owned by a joint venture of which we have a 30.32% minority interest and CNL Income Properties, Inc. has a 69.68% majority interest. This property is included in our Resort Third-Party Management segment.

•	Great Wolf Lodge of Traverse City is located on 48 acres in Traverse City, Michigan, of which 27 acres have been developed and 21 acres remain undeveloped. This property is included in our Resort Ownership/Operation segment.

•	Great Wolf Lodge of Kansas City is located on 17 acres in Kansas City, Kansas, all of which have been developed. This property is included in our Resort Ownership/Operation segment.

•	Blue Harbor Resort of Sheboygan is located on 12 leased acres in Sheboygan, Wisconsin, all of which have been developed. This property is included in our Resort Ownership/Operation segment.

•	Great Wolf Lodge of Williamsburg is located on 83 acres in Williamsburg, Virginia, of which 36 acres have been developed or are under development and 47 acres remain undeveloped. This property is included in our Resort Ownership/Operation segment.

•	Great Wolf Lodge of the Pocono Mountains is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are developed and 50 acres remain undeveloped. This property is included in our Resort Ownership/Operation segment.

•	Great Wolf Lodge of Mason is located on 39 acres in Mason, Ohio. All 39 acres of this property are developed. This property is included in our Resort Ownership/Operation segment.

•	Great Wolf Lodge of Grapevine is located on 51 acres in Grapevine, Texas, of which 30 acres are developed and 21 acres remain undeveloped. This property is included in our Resort Ownership/Operation segment.

•	Great Wolf Lodge of Grand Mound, which is under construction, is located on 39 leased acres in Grand Mound, Washington. This property is owned by a joint venture of which we have a 49% minority interest and The Confederated Tribes of the Chehalis Reservation has a 51% majority interest. This property is included in our Resort Third-Party Management segment.

•	Great Wolf Lodge of Concord, which is under construction, is located on 37 acres in Concord, North Carolina, of which 34 acres are being developed and 3 acres may be subdivided and developed separately. This property is included in our Resort Ownership/Operation segment.

For additional information regarding our resort properties see “Item 1. Business — Operating Properties” and “Item 1. Business — Properties Under Construction” above.

We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 3,800 square feet of office space in Falls Church, Virginia, approximately 1,500 square feet of office space in North Ridgeville, Ohio, and approximately 300 square feet of office space in New York, New York. We believe these facilities are adequate for our current needs.

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

We did not submit any matters to a vote of security holder during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market under the symbol “WOLF.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock.

	Stock Price
	High	Low

Fiscal 2006:
First Quarter	$11.68	$9.80
Second Quarter	$12.72	$10.70
Third Quarter	$12.71	$10.16
Fourth Quarter	$14.22	$11.54
Fiscal 2007:
First Quarter	$14.73	$12.91
Second Quarter	$15.16	$12.15
Third Quarter	$15.85	$12.27
Fourth Quarter	$13.46	$9.51
Fiscal 2008:
First Quarter through March 4, 2008	$9.94	$6.78

As of February 29, 2008, there were approximately 182 record holders of our common stock.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph depicts a comparison of our total return to shareholders from December 20, 2004 (the date of our IPO) through December 31, 2007, relative to the performance of (i) the NASDAQ 100 Index, (ii) the Russell 2000 Index and (iii) the Dow Jones U.S. Recreational Services Index. All indices shown in the graph assume an investment of $100 on December 20, 2004 and the reinvestment of dividends paid since that date. We have never paid cash dividends on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information is hereby incorporated by reference to our 2008 Proxy Statement (under the headings “Equity Compensation Plan Information”).

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on a historical basis for Great Wolf Resorts. The Predecessor was the predecessor accounting entity to Great Wolf Resorts. We have not presented historical information for Great Wolf Resorts prior to December 20, 2004, the date on which we completed our IPO, because we did not have any material corporate operating activity during the period from our formation until the completion of our IPO.

Great Wolf Resorts Financial Information

Great Wolf Resorts’ consolidated financial information includes:

•	our corporate entity that provides resort development and management services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason and Grapevine operating resorts;

•	for all periods prior to October 2005, the Wisconsin Dells and Sandusky resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.

Great Lakes Predecessor Financial Information

The Predecessor’s combined historical financial information included the following:

•	The Great Lakes Companies, Inc. (GLC) and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.

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

				December 21,
	Year Ended	Year Ended	Year Ended	2004-	January 1,
	December 31,	December 31,	December 31,	December 31,	2004-	Year Ended
	2007	2006	2005	2004	December 20,	December 31,
	Great Wolf	Great Wolf	Great Wolf	Great Wolf	2004	2003
	Resorts, Inc.	Resorts, Inc.	Resorts, Inc.	Resorts, Inc.	Predecessor	Predecessor
	(Dollars in thousands, except per share amounts)
Statement of Operations:
Revenues:
Rooms	$112,261	$87,775	$73,207	$3,261	$31,438	$18,801
Food, beverage and other	56,673	43,137	36,846	1,289	16,110	9,439
Sales of condominiums	—	—	25,862	—	—	—
Management and other fees	2,855	2,087	494	79	3,157	3,109
Management and other fees-related parties	4,314	3,729	482	—	—	—
Other revenue from managed properties(1)	11,477	11,920	2,524	—	14,553	14,904

Total revenues	187,580	148,648	139,415	4,629	65,258	46,253

Operating expenses by department:
Rooms	15,716	11,914	10,944	298	4,917	3,265
Food, beverage and other	48,300	35,923	31,407	958	13,678	8,580
Other operating expenses:
Selling, general and administrative	47,915	41,421	26,894	7,372	18,613	11,376
Property operating costs	30,555	23,217	24,798	295	8,810	5,283
Depreciation and amortization	36,372	25,903	26,248	1,897	12,925	7,744
Costs of sales of condominiums	—	—	16,780	—	—	—
Goodwill impairment	—	50,975	—	—	—	—
Loss on disposition of property	128	1,066	26,161	—	—	—
Other expenses from managed properties(1)	11,477	11,920	2,524	—	14,553	14,904

Total operating expenses	190,463	202,339	165,756	10,820	73,496	51,152

Net operating loss	(2,883)	(53,691)	(26,341)	(6,191)	(8,238)	(4,899)
Investment income	(667)	—	—	—	—	—
Interest income	(2,758)	(3,105)	(1,623)	(66)	(224)	(55)
Interest expense	14,887	7,169	6,728	280	6,748	4,413
Gain on sale of investments and securities	—	—	—	—	(1,653)	—
Interest on mandatorily redeemable shares	—	—	—	—	1,761	(3,136)

Loss before income taxes, minority interest, and equity in unconsolidated related parties	(14,345)	(57,755)	(31,446)	(6,405)	(14,870)	(6,121)
Income tax benefit	(5,859)	(8,764)	(7,199)	(2,563)	—	—
Minority interests, net of tax	(452)	(502)	(4)	—	—	—
Equity in unconsolidated related parties, net of tax	1,547	761	170	—	—	—

Loss from continuing operations	(9,581)	(49,250)	(24,413)	(3,842)	(14,870)	(6,121)
Income from discontinued operations	—	—	—	—	1,928	1,118

Loss before cumulative effect of change in accounting principle	(9,581)	(49,250)	(24,413)	(3,842)	(12,942)	(5,003)
Cumulative effect of change in accounting principle	—	—	—	—	—	460

Net loss	$(9,581)	$(49,250)	$(24,413)	$(3,842)	$(12,942)	$(4,543)

Other comprehensive loss, net of tax:
Unrealized loss on interest rate swaps	(387)	—	—	—	—	—

Comprehensive loss	$(9,968)	$(49,250)	$(24,413)	$(3,842)	$(12,942)	$(4,543)

Basic loss per share	$(0.31)	$(1.63)	$(0.81)	$(0.13)
Diluted loss per share	$(0.31)	$(1.63)	$(0.81)	$(0.13)
Weighted average common shares outstanding — Basic	30,533,249 (2)	30,299,647 (2)	30,134,146 (2)	30,132,896 (2)
Diluted	30,533,249 (2)	30,299,647 (2)	30,134,146 (2)	30,132,896 (2)

							December 21,
	Year Ended		Year Ended		Year Ended		2004-	January 1,
	December 31,		December 31,		December 31,		December 31,	2004-	Year Ended
	2007		2006		2005		2004	December 20,	December 31,
	Great Wolf		Great Wolf		Great Wolf		Great Wolf	2004	2003
	Resorts, Inc.		Resorts, Inc.		Resorts, Inc.		Resorts, Inc.	Predecessor	Predecessor
	(Dollars in thousands, except per share amounts)

Cash Flows:
Cash flows from:
Operating activities	$29,751		$29,723		$17,788		$762	$3,637	$8,126
Investing activities	(213,867)		(107,123)		(65,496)		(97,583)	(64,472)	(64,280)
Financing activities	105,935		119,396		23,081		172,151	61,424	54,854
Balance Sheet Data (end of period):
Total assets	$770,805		$683,439		$605,526		$622,025		$173,494
Total long-term debt	396,302		289,389		168,328		142,665		93,733
Long-term debt secured by assets of spun-off entities	—		—		—		—		12,108
Long-term debt secured by assets held for sale	—		—		—		—		14,220
Non-GAAP financial Measures:
EBITDA	$32,305	(3)	$(28,221	)(3)	$(369	)(3)	$(4,294)	$6,507	$7,559

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us in 2005-2007 and the Predecessor in 2003-2004.

(2)	Included in the total shares outstanding of our common stock are 129,412 shares held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	See reconciliation to net loss in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its wholly owned subsidiaries.

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

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants and snack bars, an ice cream shop and confectionery, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest (an interactive, live-action, fantasy adventure game), minigolf, gr8_space and meeting space. We also generate revenues from licensing arrangements, resort management fees, development fees, construction management fees and other fees with respect to properties owned in whole or in part by third parties.

The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of December 31, 2007, we operate nine Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
		Opened/	Number of	Number of	Entertainment
	Ownership Percentage	Opening	Guest Suites	Condo Units(1)	Area(2)
					(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(3)	30.32%	1997	308	77	102,000
Sandusky, OH(3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT(4)	—	2006	406	—	104,000
Mason, OH(5)	100%	2006	401	—	105,000
Grapevine, TX(6)	100%	December 2007	402	—	110,000
Resorts Under Construction:
Grand Mound, WA(7)	49%	March 2008	398	—	74,000
Concord, NC(8)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We initially entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS) to build this resort and attached conference center. In June 2007 we purchased CBS’s minority equity interest in this joint venture, and we now own 100% of the resort.

(6)	Construction on the resort began in June 2006 and it was completed in December 2007. In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is early 2009.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis has leased the land needed for the resort to the joint venture, and they have a majority equity interest in the joint venture. Construction on the 398-suite resort began in October 2006 with expected completion in March 2008.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.

Industry Trends.  We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 20 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that the number of indoor waterpark destination resorts has grown from 41 available properties as of year-end 2006 to 49 available properties as of January 2008. The same survey indicated 15 new indoor waterpark projects currently projected to open in 2008.

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

Outlook.  We believe that no other operator or developer other than us has established a portfolio of family entertainment resorts featuring indoor waterparks. We intend to continue to expand our portfolio of owned resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. Similar family entertainment resorts compete directly with several of our resorts.

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

We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past three years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past year and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a much slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort. Additionally, our Mason resort opened its first phase in December 2006 and is ramping up more slowly than we had projected, which we believe is due, in part, to the opening of competitive properties in the region and to negative publicity from operating issues at the resort in 2007.

Our external growth strategies are based primarily on developing additional indoor waterpark resorts by ourselves (either alone or in conjunction with joint venture partners) or by others (in a licensing situation). Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The subprime loan crisis that began in 2007 has precipitated a general tightening in U.S. lending markets and decreased the overall availability of construction financing to us and other parties. Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability to us of construction financing may be lessened in the future and that terms of construction financing may be less favorable than we have seen over the past few years. Although we believe we can continue to obtain construction financing sufficient to execute our development strategies, we believe the more difficult credit market environment is likely to continue through 2008 and possibly beyond.

Revenue and Key Performance Indicators.  We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total resort revenue for the year ended December 31, 2007. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

•	Monitoring our historical trends for occupancy and estimating our high occupancy nights;

•	Offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;

•	Structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering Internet specials;

•	Monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and

•	Offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.

In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.

We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•	Occupancy;

•	Average daily room rate, or ADR;

•	Revenue per available room, or RevPAR;

•	Total revenue per available room, or Total RevPAR;

•	Total revenue per occupied room, or Total RevPOR; and

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA.

Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:

•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.

Total RevPAR and Total RevPOR are defined as follows:

•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the year ended December 31, 2007, approximately 34% of our total resort revenues consisted of non-rooms revenue.

We use RevPAR and Total RevPAR to evaluate the blended effect that changes in occupancy, ADR and Total RevPOR have on our profitability. We focus on increasing ADR and Total RevPOR because we believe those increases can have the greatest positive impact on our profitability. In addition, we seek to maximize occupancy, as increases in occupancy generally lead to greater total revenues at our resorts, and we believe maintaining certain occupancy levels is key to covering our fixed costs. Increases in total revenues as a result of higher occupancy are, however, typically accompanied by additional incremental costs (including housekeeping services, utilities and room amenity costs). In contrast, increases in total revenues from higher ADR and Total RevPOR are typically accompanied by lower incremental costs and result, generally, in a greater increase in profitability.

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

Carrying Values of Goodwill, Intangible Assets and Investment in Related Parties.  As a result of the Formation Transactions, we recorded on our consolidated balance sheet approximately $129,086 of goodwill and $23,829 of intangible assets related to our Great Wolf Lodge brand name. The brand name intangible asset has an indefinite life. In 2005 we removed $62,091 of goodwill in conjunction with the sale of 70% interests in our Wisconsin Dells and Sandusky resorts. The carrying value of our 30.32% interest in the joint venture that now owns the Wisconsin Dells and Sandusky resorts is $23,814 as of December 31, 2007. In 2006 we removed $50,975 of goodwill on our Traverse City and Blue Harbor resorts as the implied fair value of the goodwill, as discussed below, was deemed less than the carrying value. The carrying value of our 49% interest in our joint venture that owns the Great Wolf Lodge under construction in Grand Mound is $36,500 as of December 31, 2007.

We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. To test goodwill for impairment, we compare the fair value of the individual resort to which the goodwill is assigned to the carrying value of that resort. If the analysis indicates that the fair value is less than the carrying value of the individual resort, we compare the implied fair value of the resort’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the individual resort to all the assets and liabilities of that resort as if it had been acquired in a business combination at the assessment date. The excess of the fair value of the individual resort over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Our assessment of the fair value is dependent on the operating results of the resorts. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of goodwill.

When circumstances, such as adverse market conditions, indicate that the carrying value of an indefinite-lived intangible asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. To test indefinite-lived intangible assets for impairment, we compare the fair value of the intangible asset with its carrying amount. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

When circumstances, such as adverse market conditions, indicate that the carrying value of our investments in related parties may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. To test investment in related parties for impairment, we compare the fair value of the investment in related parties with its carrying amount. If the fair value of the investment in related parties is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these assets.

Accounting for income taxes.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record net deferred tax assets (primarily resulting from net operating loss carryforwards) to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Conversely, in the event we were to determine that we would not be able to realize our deferred tax assets, we would establish a valuation allowance which would increase the provision for income taxes.

As of December 31, 2007, we had net operating loss carryforwards of approximately $33,418 and $38,026 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We believe all but $5,879 of the net operating loss carryforwards will be realized; therefore we have established a valuation as of December 31, 2007 of $325, which is the tax effected amount of the operating loss carryforwards. The valuation allowance is included on the balance sheet in deferred tax liability.

New Accounting Pronouncements

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

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had unrecognized tax benefits of $978, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO. To the extent the unrecognized tax benefits of $1,298 at December 31, 2007 are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We do not anticipate electing the option to fair value financial assets or financial liabilities.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations”. SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of this statement.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of the new income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of this statement.

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

The following table reconciles net loss to EBITDA for the periods presented:

	Year Ended December 31,
	2007	2006	2005

Net loss	$(9,581)	$(49,250)	$(24,413)
Adjustments:
Interest expense, net	12,129	4,064	5,105
Income tax benefit	(6,615)	(8,938)	(7,309)
Depreciation and amortization	36,372	25,903	26,248

EBITDA	$32,305	$(28,221)	$(369)

Results of Operations

General

Our results of operations for the years ended December 31, 2007 and 2006 are not directly comparable primarily due to the opening of our Great Wolf Lodge in Mason, Ohio in December 2006 and the opening of our Great Wolf Lodge in Grapevine, Texas in December 2007.

Great Wolf Resorts Financial Information

Our financial information includes:

•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason and Grapevine operating resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.

Revenues.  Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as “other revenue from managed properties” on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Operating Expenses.  Our departmental operating expenses consist of rooms, food and beverage and other department expenses.

Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Year Ended December 31, 2007 compared with Year Ended December 31, 2006

The following table shows key operating statistics for our resorts for the years ended December 31, 2007 and 2006:

	All Properties(a)	Same Store Comparison(b)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	Increase (Decrease)
	2007	2007	2006	$	%

Occupancy	61.5%	62.5%	64.1%	N/A	(2.5)%
ADR	$244.16	$241.56	$234.21	$7.35	3.1%
RevPAR	$150.16	$150.92	$150.24	$0.68	0.5%
Total RevPOR	$370.77	$363.65	$351.34	$12.31	3.5%
Total RevPAR	$228.02	$227.20	$225.37	$1.83	0.8%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2007 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, and Niagara Falls resorts).

In December 2007 and in December 2006 we opened our resorts in Grapevine, Texas and Mason, Ohio, respectively. As a result, total revenue, rooms revenue and other revenue for the years ended December 31, 2007 and 2006 are not directly comparable.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2007 and 2006:

			Increase
	2007	2006	(Decrease)

Revenues	$187,580	$148,648	$38,932
Departmental operating expenses	64,016	47,837	16,179
Selling, general and administrative	47,915	41,421	6,494
Property operating costs	30,555	23,217	7,338
Depreciation and amortization	36,372	25,903	10,469
Goodwill impairment	—	50,975	(50,975)
Loss on disposition of property	128	1,066	(938)
Net operating loss	(2,883)	(53,691)	50,808
Net interest expense	12,129	4,064	8,065
Income tax benefit	(5,859)	(8,764)	2,905
Net loss	(9,581)	(49,250)	39,669

Revenues.  Total revenues increased primarily due to the opening of our Grapevine and Mason resorts in December 2007 and December 2006, respectively; our construction of 104 additional guest suites at our Williamsburg resort that opened in March 2007; and increased marketing efforts at our Pocono Mountains resort. Revenues increased at these resorts by $40,590 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Operating expenses.  Total operating expenses increased primarily due to the opening of our Grapevine and Mason resorts in December 2007 and December 2006, respectively; our construction of 104 additional guest suites at our Williamsburg resort that opened in March 2007; and increased marketing efforts at our Pocono Mountains resort.

•	Departmental expenses increased for the Williamsburg, Pocono Mountains, Mason and Grapevine resorts by $16,814 for the year ended December 31, 2007, as compared to the year ended December 31,

2006, due to the opening of our Grapevine and Mason resorts, the expansion of our Williamsburg resort and increased revenues at our Pocono Mountains resort.

•	Total selling, general and administrative expenses increased by $6,494 due primarily to the opening of our Grapevine and Mason resorts, the expansion of our Williamsburg resort and increased marketing efforts at our Pocono Mountains resort.

•	Total property operating costs (exclusive of opening costs) increased $5,349 for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due primarily to the opening of our Grapevine and Mason resorts, as well as increased repairs and maintenance expense and increased utilities expense related to the expansion of our Williamsburg resort and amenity additions to several of our other resorts. Opening costs related to our resorts were $9,384 for the year ended December 31, 2007, as compared to $7,395 for the year ended December 31, 2006.

•	Total depreciation and amortization increased mainly due to the opening of our Grapevine and Mason resorts and the expansion at our Williamsburg resort. The total increase in depreciation and amortization at these three resorts was $9,331 during the year ended December 31, 2007 as compared to the year ended December 31, 2006.

•	For the year ended December 31, 2006 we recorded a goodwill impairment charge of $50,975 related to our Traverse City and Sheboygan resorts, as the implied fair value of the goodwill was deemed less than the carrying value. There was no similar charge recorded in the year ended December 31, 2007.

•	Loss on disposition of property of $1,066 during the year ended December 31, 2006 primarily relates to finalization of the accounting for the sale of 70% of our equity interests in the Wisconsin Dells and Sandusky resorts in October 2005.

Net operating loss.  During the year ended December 31, 2007, we had a net operating loss of $2,883 as compared to a net operating loss of $53,691 for the year ended December 31, 2006.

Net loss.  Net loss decreased due to the decrease in operating loss from $53,691 for the year ended December 31, 2006, to $2,883 for the year ended December 31, 2007. The net operating loss for the year ended December 31, 2006 included a goodwill impairment charge of $50,975.

This decrease was partially offset by:

•	An increase in net interest expense of $8,065 mainly due to mortgage debt related our Pocono Mountains and Mason resorts, and

•	A decrease of $2,905 in income tax benefit recorded for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Our effective tax rate in 2007 was (40.8)% as compared to 2006 of (15.4)% primarily due to the impact of the goodwill impairment charge in 2006.

Year Ended December 31, 2006 compared with Year Ended December 31, 2005

In 2005 we opened two resorts: our Williamsburg resort opened in March and our Pocono Mountains resort opened in October. Also in October 2005 we sold 70% equity interests in our Wisconsin Dells and Sandusky resorts to a third party. Following the sale of the 70% interests in these two resorts, we no longer consolidate those resorts’ operations in our operating results, but instead account for them under the equity method, through equity in unconsolidated related parties. Also, in December 2006, we opened our Mason resort. As a result, total revenue, rooms revenue and other revenue for the year ended December 31, 2006 and December 31, 2005 are not directly comparable.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2006 and 2005:

			Increase
	2006	2005	(Decrease)

Revenues	$148,648	$139,415	$9,233
Departmental operating expenses	47,837	42,351	5,486
Selling, general and administrative	41,421	26,894	14,527
Property operating costs	23,217	24,798	(1,581)
Depreciation and amortization	25,903	26,248	(345)
Goodwill impairment	50,975	—	50,975
Cost of sales of condominiums	—	16,780	(16,780)
Loss on disposition of property	1,066	26,161	(25,095)
Net operating loss	(53,691)	(26,341)	(27,350)
Net interest expense	4,064	5,105	(1,041)
Income tax benefit	(8,764)	(7,199)	(1,565)
Net loss	(49,250)	(24,413)	(24,837)

Revenues.  Total revenues increased primarily due to revenues related to the Williamsburg, Pocono Mountains, and Mason resorts, which opened in March 2005, October 2005 and December 2006, respectively; and management and other fees and other revenues from managed properties related to our joint venture with CNL Income Properties, Inc. (CNL). These increases were partially offset by there being no revenue related to sales of condominiums during 2006, and by the reduction in resort revenue due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.

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

Operating expenses.  Total operating expenses increased primarily due to the increase in operating expenses in Williamsburg, Pocono Mountains and Mason resorts, which opened in March 2005, October 2005, and December 2006, respectively; and other expense from managed properties related to the CNL joint venture. These increases were partially offset by there being no cost of sales of condominiums during the year ended December 31, 2006, as there was for the year ended December 31, 2005 and by the reduction in resort expenses due to the sale of 70% of our equity interests in our Wisconsin Dells and Sandusky resorts in October 2005.

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

•	Total property operating costs (exclusive of opening costs) for the Williamsburg, Pocono Mountains, and Mason resorts were $7,509 for the year ended December 31, 2006 as compared to $6,371 for the year ended December 31, 2005. Total property operating costs (exclusive of opening costs) for the resorts in Wisconsin Dells and Sandusky were $3,822 for the year ended December 31, 2005. Opening costs related primarily to our Pocono Mountains, Mason, Grapevine and Grand Mound resorts and the resort in Niagara Falls were $7,297 for the year ended December 31, 2006, as compared to $5,309 for the year ended December 31, 2005 related to our resorts in Williamsburg and the Pocono Mountains and the condominiums in Wisconsin Dells.

•	Total depreciation and amortization for the Williamsburg, Pocono Mountains and Mason resorts was $13,707 and $8,059 for the years ended December 31, 2006 and 2005, respectively. Total depreciation and amortization for the Wisconsin Dells and Sandusky resorts was $5,769 for the year ended December 31, 2005.

•	For the year ended December 31, 2006 we recorded a goodwill impairment charge of $50,975 related to our Traverse City and Sheboygan resorts, as the implied fair value of the goodwill was deemed less than the carrying value.

•	Cost of sales of condominiums of $16,780 relates to the condominiums sold at our Wisconsin Dells resort during the year ended December 31, 2005. We did not incur a similar charge during the year ended December 31, 2006.

•	Loss on disposition of property of $1,066 during the year ended December 31, 2006 primarily relates to finalization of the accounting for the sale of 70% of our equity interests in the Wisconsin Dells and Sandusky resorts in October 2005 as compared to the loss on disposition of real estate of $26,161 recorded in 2005 related to the 70% interest sold in our Wisconsin Dells and Sandusky resorts.

Net operating loss.  Net operating loss for 2006 increased $27,350 to $(53,691) from $(26,341) for 2005.

Net loss.  Net loss increased primarily due to the following:

•	A increase in net operating loss from $(26,341) for 2005 to $(53,691) for 2006.

•	A decrease in net interest expense of $1,041 mainly due to higher interest income for 2006 as compared to 2005.

•	A increase of an income tax benefit of $1,565 for 2006 as compared to 2005.

Segments

We are organized into a single operating division. Within that operating division, we have three reportable segments in 2007 and 2006:

•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.

We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated related parties. See our Segments section in our Summary of Significant Accounting Policies, in Note 2 to our consolidated financial statements, for a reconciliation of these measures to their most directly comparable GAAP measure.

	Year Ended December 31,
			Increase
	2007	2006	(Decrease)

Resort Ownership/Operation
Revenues	$168,934	$130,912	$38,022
EBITDA, excluding certain items	32,179	26,729	5,450
Resort Third-Party Management
Revenues	18,646	17,736	910
EBITDA, excluding certain items	7,169	5,817	1,352
Condominium Sales
Revenues	—	—	—
EBITDA, excluding certain items	(682)	(370)	(312)
Other
Revenues	—	—	—
EBITDA, excluding certain items	(5,177)	(8,989)	3,812

The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.

Liquidity and Capital Resources

As of December 31, 2007, we had total indebtedness of $396,302, summarized as follows:

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$71,542
Mason mortgage loan	76,800
Pocono Mountains mortgage loan	97,000
Grapevine construction loan	58,260
Junior subordinated debentures	80,545
Other Debt:
City of Sheboygan bonds	8,465
City of Sheboygan loan	3,690

$396,302

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% annually, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We believe that we were in compliance with all covenants under this loan at December 31, 2007.

Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (total effective rate of 7.64% as of December 31, 2007). The loan matures in December 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We believe that we were in compliance with all covenants under this loan at December 31, 2007.

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

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% annually and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We believe that we in compliance with all covenants under this loan at December 31, 2007.

Grapevine Construction Loan — This loan is secured by a first mortgage on the Grapevine property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (total rate of 7.45% as of December 31, 2007). The loan matures in July 2009 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve-month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the early repayment of the loan principal. We believe that we in compliance with all covenants under this loan at December 31, 2007.

In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.

Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% annually through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

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

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% annually through June 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in June 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

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

Williamsburg Mortgage Loan — In February 2008, we closed on a $55,000 mortgage loan that is secured by our Great Wolf Lodge resort in Williamsburg, Virginia. The loan bears interest at a floating rate of LIBOR plus 300 basis points, with a minimum rate of 6.50% per annum. The new loan has a one-year term.

Future Maturities — Future principal requirements on long-term debt are as follows:

2008	$78,752
2009	3,164
2010	4,157
2011	59,824
2012	3,378
Thereafter	247,027

Total	$396,302

Short-Term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses for the next 12 months, including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.

Historically, we have satisfied our short-term liquidity requirements through operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:

•	scheduled debt maturities;

•	costs associated with the development of new resorts;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	capital contributions and loans to unconsolidated joint ventures.

We expect to meet these needs through existing working capital; cash provided by operations; proceeds from investing activities, including sales of partial or whole ownership interests in certain of our resorts; and proceeds from financing activities, including mortgage financing on properties being developed, additional borrowings under future credit facilities, contributions from joint venture partners, and the issuance of equity instruments, including common stock, or additional or replacement debt, as market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Our Mason mortgage loan in the amount of $76,800 matures in December 2008. The loan has two, one-year extensions available at our option, assuming the property meets an operating performance threshold. We do not expect the property to meet the operating performance threshold at December 2008. Accordingly, we have begun discussions with the lender on obtaining a waiver or modification of this performance threshold, in order to exercise the one-year extension at December 2008. We expect to obtain a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in December 2008.

Also, in February 2008 we closed on a $55,000 mortgage loan secured by our Williamsburg resort. That loan has a one-year term. Prior to the loan’s maturity in February 2009, we expect to either extend it or refinance it into a larger, longer-term, fixed rate loan.

Our largest long-term expenditures are expected to be for capital expenditures, development of future resorts and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $206,218 for the year ended December 31, 2007. We expect to have approximately $148,500 of such expenditures in 2008 and $41,600 in 2009. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from new joint venture partners, proceeds from investing activities and proceeds from financing activities.

Off Balance Sheet Arrangements

We have two unconsolidated joint venture arrangements at December 31, 2007. We account for our unconsolidated joint ventures using the equity method of accounting.

•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner with a 30.32% ownership interest in the CNL joint venture. At December 31, 2007, the joint venture had aggregate outstanding indebtedness to third parties of $63,000. This loan is a mortgage loan that is non-recourse to us.

•	We have entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound,

Washington. This resort is currently under construction and is expected to open in March 2008. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest. At December 31, 2007, the joint venture had aggregate outstanding indebtedness to third parties of $54,623. We have provided a 49% guarantee on the joint venture’s mortgage debt. In the fourth quarter of 2007, we loaned $6,625 to the joint venture to fund a portion of construction costs of the resort. In 2008, we expect to make a combined total of approximately $8,200 of equity contributions and additional loans to the joint venture to fund a portion of construction costs of the resort.

As capital may be required to fund the activities of the resorts owned by these joint ventures, we may in the future fund either or both of the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. Based on the nature of the activities conducted in these joint ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long term. Management does not currently believe that any additional future funding of these joint ventures will have an adverse effect on our financial condition, however, as currently we do not expect to make any significant future capital contributions to these joint ventures other than amounts described above.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations(1)	$396,302	$78,752	$7,321	$63,202	$247,027
Operating lease obligations	1,644	548	673	359	64
Construction contracts	117,412	92,380	25,032	—	—
Related party guarantee(2)	1,180	457	723	—	—
Reserve on unrecognized tax benefits	1,298	—	—	1,298	—

Total	$517,836	$172,137	$33,749	$64,859	$247,091

(1)	Includes $8,465 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,690 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

(2)	We have provided a partial guarantee on mortgage debt obtained by one of our joint ventures.

As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $18,597 of available cash and cash equivalents and a working capital deficit of $98,560 (current assets less current liabilities) at December 31, 2007, compared to the $96,778 of available cash and cash equivalents and $55,365 of working capital at December 31, 2006. The primary reason for the decline in our working capital balance from December 31, 2006 to December 31, 2007 were:

•	the use of cash for capital expenditures and investments in and advances to related parties, for our properties under development,

•	less proceeds from issuances of long-term debt, and

•	the classification of our Mason mortgage loan maturing in December 2008 as a current liability as of December 31, 2007.

Cash Flows

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

	Year Ended December 31,		Increase
	2007	2006	(Decrease)

Net cash provided by operating activities	$29,751	$29,723	$28
Net cash used in investing activities	(213,867)	(107,123)	(106,744)
Net cash provided by financing activities	105,935	119,396	(13,461)

Investing Activities.  The increase in net cash used in investing activities for the year ended December 31, 2007, as compared to the year ended December 31, 2006, resulted primarily from increased capital expenditures for our properties that are in service and our development properties. This increase in net cash used was also due to distributions received in 2006 from our unconsolidated related party.

Financing Activities.  The decrease in net cash provided by financing activities resulted primarily from less proceeds received from issuances of long-term debt in 2007 as compared to 2006 offset by draws on our Mason and Grapevine construction loans during the year ended December 31, 2007.

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

Financing Activities.  The increase in net cash provided by financing activities resulted primarily from proceeds from our Pocono Mountains mortgage loan of $97,000 in 2006.

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

In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum rate on this loan at 10%.

As of December 31, 2007, we had total indebtedness of approximately $396,302. This debt consisted of:

•	$71,542 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96% annualy.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$97,000 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$76,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points. The total effective rate was 7.64% at December 31, 2007. Of the total $76,800 debt amount, $71,000 is effectively fixed at a rate of 7.65% due to the interest rate swap described above.

•	$58,260 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The total rate was 7.45% at December 31, 2007.

•	$8,465 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,690 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort; and

As of December 31, 2007, we estimate the total fair value of the indebtedness described above to be $19,833 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $641 annually, based on our debt balances outstanding as of December 31, 2007. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $641 annually, based on our debt balances outstanding as of December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Great Wolf Resorts, Inc. and subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE, LLP

Milwaukee, Wisconsin
March 5, 2008

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$18,597	$96,778
Accounts receivable, net of allowance for doubtful accounts of $113 and $205	2,373	2,680
Accounts receivable — unconsolidated related parties	3,973	2,223
Inventory	4,632	2,825
Other current assets	2,869	4,638

Total current assets	32,444	109,144
Property and equipment, net	617,697	489,968
Investment in and advances to unconsolidated related parties	59,148	25,028
Other assets	20,257	19,450
Other intangible assets	23,829	23,829
Goodwill	17,430	16,020

Total assets	$770,805	$683,439

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$78,752	$1,432
Accounts payable	18,471	25,882
Accrued payroll	3,644	2,768
Accrued expenses	17,132	12,740
Accrued expenses — unconsolidated related parties	124	443
Advance deposits	8,211	7,165
Gift certificates payable	4,670	3,349

Total current liabilities	131,004	53,779
Mortgage debt	225,042	275,711
Other long-term debt	92,508	12,246
Other long-term liabilities	2,232	391
Deferred tax liability	7,597	15,846
Deferred compensation liability	2,029	2,200

Total liabilities	460,412	360,173
Minority interests	—	5,757
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,698,683 and 30,509,320 shares issued and outstanding at December 31, 2007 and 2006, respectively	307	305
Additional paid-in capital	399,759	396,909
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2007 and 2006	—	—
Accumulated deficit	(87,086)	(77,505)
Deferred compensation	(2,200)	(2,200)
Accumulated other comprehensive loss, net of tax	(387)	—

Total stockholders’ equity	310,393	317,509

Total liabilities, minority interests and stockholders’ equity	$770,805	$683,439

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Rooms	$112,261	$87,775	$73,207
Food and beverage	29,588	21,930	18,897
Other hotel operations	27,085	21,207	17,949
Sales of condominiums	—	—	25,862
Management and other fees	2,855	2,087	494
Management and other fees — related parties	4,314	3,729	482

	176,103	136,728	136,891
Other revenue from managed properties-related parties	11,477	11,920	2,524

Total revenues	187,580	148,648	139,415

Operating expenses by department:
Rooms	15,716	11,914	10,944
Food and beverage	25,196	18,806	16,532
Other	23,104	17,117	14,875
Other operating expenses:
Selling, general and administrative	47,915	41,421	26,894
Property operating costs	30,555	23,217	24,798
Depreciation and amortization	36,372	25,903	26,248
Cost of sales of condominiums	—	—	16,780
Goodwill impairment	—	50,975	—
Loss on disposition of property	128	1,066	26,161

	178,986	190,419	163,232
Other expenses from managed properties-related parties	11,477	11,920	2,524

Total operating expenses	190,463	202,339	165,756

Net operating loss	(2,883)	(53,691)	(26,341)
Investment income — related parties	(667)	—	—
Interest income	(2,758)	(3,105)	(1,623)
Interest expense	14,887	7,169	6,728

Loss before income taxes, minority interests, and equity in unconsolidated related parties	(14,345)	(57,755)	(31,446)
Income tax benefit	(5,859)	(8,764)	(7,199)
Minority interests, net of tax	(452)	(502)	(4)
Equity in unconsolidated related parties, net of tax	1,547	761	170

Net loss	$(9,581)	$(49,250)	$(24,413)

Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap	(387)	—	—

Comprehensive loss	$(9,968)	$(49,250)	$(24,413)

Basic loss per share	$(0.31)	$(1.63)	$(0.81)

Diluted loss per share	$(0.31)	$(1.63)	$(0.81)

Weighted average common shares outstanding:
Basic	30,533,249	30,299,647	30,134,146

Diluted	30,533,249	30,299,647	30,134,146

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

			Additional
	Common	Common	Paid- in	Accumulated	Deferred	Accumulated Other	Total
	Shares	Stock	Capital	Deficit	Compensation	Comprehensive Loss	Equity
	(Dollars in thousands)

Balance, January 1, 2005	30,262,308	$303	$394,060	$(3,842)	$(2,200)	$—	$388,321
Issuance of non-vested equity shares	15,000	—	152	—	(152)	—	—
Amortization of non-vested equity shares	—	—	—	—	3	—	3
Net loss	—	—	—	(24,413)	—	—	(24,413)

Balance, December 31, 2005	30,277,308	303	394,212	(28,255)	(2,349)	—	363,911
Issuance of non-vested equity shares	232,012	2	—	—	—	—	2
Reclassification of unearned compensation to additional paid-in capital upon the adoption of Financial Accounting Standards No. 123(R)	—	—	(149)	—	149	—	—
Stock-based compensation	—	—	3,052	—	—	—	3,052
Share issuance costs	—	—	(206)	—	—	—	(206)
Net loss	—	—	—	(49,250)	—	—	(49,250)

Balance, December 31, 2006	30,509,320	305	396,909	(77,505)	(2,200)	—	317,509
Issuance of non-vested equity shares	189,363	2	—	—	—	—	2
Stock-based compensation	—	—	2,850	—	—	—	2,850
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(387)	(387)
Net loss	—	—	—	(9,581)	—	—	(9,581)

Balance, December 31, 2007	30,698,683	$307	$399,759	$(87,086)	$(2,200)	$(387)	$310,393

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

Operating activities:
Net loss	$(9,581)	$(49,250)	$(24,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,372	25,903	26,248
Goodwill impairment	—	50,975	—
Non-cash employee compensation expenses	5,080	3,559	(1,554)
Loss on disposition of property	128	1,066	26,161
Equity in losses of unconsolidated related parties	2,616	1,269	282
Minority interests	(764)	(836)	(7)
Deferred tax benefit	(7,105)	(9,500)	(7,504)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(4,245)	4,107	1,349
Accounts payable, accrued expenses and other liabilities	7,250	2,430	(2,774)

Net cash provided by operating activities	29,751	29,723	17,788

Investing activities:
Capital expenditures for property and equipment	(171,884)	(120,523)	(124,905)
Cash distributions from unconsolidated related parties	—	18,902	—
Investment in unconsolidated related parties	(24,058)	(523)	(1,519)
Investment in development	(10,276)	(4,626)	—
Purchase of minority interest	(6,900)	—	—
Issuance of notes receivable	(3,263)	—	—
Proceeds from sale of assets	—	2,101	59,948
Decrease (increase) in restricted cash	2,289	(1,282)	(1,305)
Decrease (increase) in escrow	225	(1,172)	2,285

Net cash used in investing activities	(213,867)	(107,123)	(65,496)

Financing activities:
Principal payments on long-term debt	(1,350)	(31,978)	(50,049)
Proceeds from issuance of long-term debt	108,263	153,039	75,712
Payment of loan costs	(978)	(1,665)	(2,582)

Net cash provided by financing activities	105,935	119,396	23,081

Net (decrease) increase in cash and cash equivalents	(78,181)	41,996	(24,627)
Cash and cash equivalents, beginning of period	96,778	54,782	79,409

Cash and cash equivalents, end of period	$18,597	$96,778	$54,782

Supplemental Cash Flow Information Cash paid for interest, net of capitalized interest	$13,404	$6,036	$3,605
Cash paid for income taxes, net of refunds	$(312)	$(471)	$1,128
Non-cash items:
Land contributed for minority interest	$—	$—	$6,600
Construction in process accruals	$9,728	$10,101	$8,648
Escrow funds receivable	$—	$—	$12,825
Guarantee on loan for unconsolidated related party	$1,180	$—	$—

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its wholly owned subsidiaries.

Business Summary

We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resorttm brand names. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, an ice cream shop and confectionery, full-service spa, game arcade, gift shop, miniature golf, interactive game attraction and meeting space. We also generate revenues from licensing arrangements, resort management fees, development fees, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of December 31, 2007, we operate nine Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

				Number of	Indoor
	Ownership	Opened/	Number of	Condo	Entertainment
	Percentage	Opening	Guest Suites	Units(1)	Area(2)
					(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(3)	30.32%	1997	308	77	102,000
Sandusky, OH(3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT(4)	—	2006	406	—	104,000
Mason, OH(5)	100%	2006	401	—	105,000
Grapevine, TX(6)	100%	December 2007	402	—	110,000
Resorts Under Construction:
Grand Mound, WA(7)	49%	March 2008	398	—	74,000
Concord, NC(8)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	We initially entered into a joint venture agreement with a subsidiary of CBS Corporation (CBS) to build this resort and attached conference center. In June 2007 we purchased CBS’s minority equity interest in this joint venture, and we now own 100% of the resort.

(6)	Construction on the resort began in June 2006 and it was completed in December 2007. In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is early 2009.

(7)	We have entered into a joint venture agreement with The Confederated Tribes of the Chehalis Reservation (Chehalis) to build this resort. We will operate the resort under our Great Wolf Lodge brand. Chehalis has leased the land needed for the resort to the joint venture, and they have a majority equity interest in the joint venture. Construction on the 398-suite resort began in October 2006 with expected completion in March 2008.

(8)	We have announced plans to develop a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation— The accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Allowance for Doubtful Accounts — An allowance for doubtful accounts is provided when it is determined that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2007, 2006, and 2005 was $154, $189, and $241, respectively. Writeoffs of accounts receivable for the years ended December 31, 2007, 2006, and 2005, were $246, $79, and $329, respectively.

Inventory — Inventories are recorded at the lower of cost or market.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance expenditures are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. Interest capitalized totaled $9,277, $7,628, and $5,495 for the years ended December 31, 2007, 2006, and 2005, respectively.

Loan Fees — Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $4,928, $4,823 and $3,704 as of December 31, 2007, 2006 and 2005, respectively. Amortization of loan fees was $872, $515, and $3,621 for the years ended December 31, 2007, 2006, and 2005, respectively. Included in loan fee amortization for the years ended December 31, 2006 and 2005, were $178 and $2,969, respectively, of loan fees that were written off due to repayment of debt.

Partially-Owned Entities — To determine the method of accounting for our partially-owned entities, we consider Accounting Principles Based Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” Emerging Issues Task Force (EITF) 96-16, “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights,” FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” and EITF 04-5, “Determining Whether a General Partner, or the General Partners as a group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” In determining whether we had controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Investments In and Advances to Unconsolidated Related Parties — We use the equity method to account for our investments in unconsolidated joint ventures, as we do not have a controlling interest. Net income or loss is allocated between the partners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.

Other Intangible Assets — Our other intangible assets consist of the value of our Great Wolf Lodge brand name. This intangible asset has an indefinite useful life. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” we do not amortize this intangible, but instead test it for possible impairment at least annually by comparing the fair value of the intangible asset with its carrying amount. Our assessment during the year ended December 31, 2007 determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting units’ fair value using a discounted cash flow model. Our assessment during the year ended December 31, 2006 determined that an impairment had occurred at two of our resorts due to economic and market conditions, resulting in a charge of $50,975. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of the remaining goodwill. Our assessment during the year ended December 31, 2007 determined that no impairment had occurred.

Impairment of Long-Lived Assets — When circumstances, such as adverse market conditions, indicate that the carrying value of a long — lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. We had no impairment losses related to long-lived assets in any of the periods presented.

Revenue Recognition — We earn revenues from our resort operations, management of resorts and other related services, and sales of condominiums.

We recognize revenue from rooms, food and beverage, and other operating departments at the resorts as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the consolidated balance sheets. We recognize resort management and related fees as they are contractually earned. We recognize development and construction management fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date services performed or costs incurred compared to services performed or total expected costs) for longer-term projects. We recognize revenue from the sale of real estate assets in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”

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

Other Revenue and Other Expenses From Managed Properties — We employ the staff at some of our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the staff we employ at the managed properties. EITF 01-14 “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred,” establishes standards for accounting for reimbursable expenses in our income statement. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as “other revenue from managed properties” on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests — We record the non-owned equity interests of our consolidated subsidiaries as minority interests on our consolidated balance sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interests” in our condensed consolidated statements of operations. In June 2007 we purchased the minority interest in the one resort that had a minority interest, and we now own 100% of the resort. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired was recorded as an increase to goodwill of $1,907. We recorded a deferred tax asset resulting from the difference between total estimated fair values and the tax bases of these assets which resulted in a reduction of goodwill of $498.

Income Taxes — We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the tax years since the date of our IPO are open in all jurisdictions. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including interpretations of tax law applied to the facts of each matter.

Derivatives — We account for derivative instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective, there is an offsetting adjustment to the basis of the item hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. Our policy is to execute derivative financial instruments with creditworthy banks and not to enter into such instruments for speculative purposes.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising — Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007, 2006, and 2005 was $12,323, $10,297, and $7,329, respectively.

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

The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year ended December 31, 2007
Revenues	$168,934	$18,646	$—	$—	$187,580

EBITDA, excluding certain items	32,179	7,169	(682)	(5,177)	$33,489
Depreciation and amortization	(35,767)	—	—	(605)	(36,372)
Investment income	—	—	—	—	667
Interest expense, net	—	—	—	—	(12,129)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated related parties	—	—	—	—	$(14,345)

Additions to long-lived assets	171,197	—	—	687	$171,884

Total assets	653,367	4,384	—	113,054	$770,805

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year ended December 31, 2006
Revenues	$130,912	$17,736	$—	$—	$148,648

EBITDA, excluding certain items	26,729	5,817	(370)	(8,989)	$23,187
Depreciation and amortization	(25,390)	—	—	(513)	(25,903)
Goodwill impairment	(50,975)	—	—	—	(50,975)
Interest expense, net	—	—	—	—	(4,064)

Loss before income taxes, minority interests, and equity in earnings of unconsolidated related parties	—	—	—	—	$(57,755)

Additions to long-lived assets	119,692	—	—	831	$120,523

Total assets	524,820	3,120		155,499	$683,439

The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in related parties, and intangibles. Goodwill is included in our resort ownership/operation segment.

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

New Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We do not anticipate electing the option to fair value financial assets or financial liabilities.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141 (R) also includes a substantial number of new disclosure requirements. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of this statement.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51” SFAS 160 establishes new accounting

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of the new income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of this statement.

3.	INVESTMENT IN RELATED PARTIES

CNL Joint Venture

In October 2005, we formed a joint venture with CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired two of our wholly owned properties — Great Wolf Lodge — Wisconsin Dells, Wisconsin, and Great Wolf Lodge — Sandusky, Ohio. CNL paid us $80,150 to purchase a 70% interest in the joint venture; we own the remaining 30% of the joint venture. We continue to manage the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements. In 2007, we contributed additional assets to the joint venture which increased our ownership percentage to 30.32%.

In March 2006, our joint venture with CNL entered into a loan agreement and borrowed $63,000. The loan is secured by the joint venture’s resorts. Pursuant to the joint venture agreement, the joint venture distributed to us 30% of the net loan proceeds, or approximately $18,600.

In accordance with the provisions of SFAS 66, upon formation of the joint venture we reclassified 30% of the historical carrying value of the two properties’ net assets to our investment in affiliate balance. We wrote off the remaining 70% of the historical carrying value of the properties’ net assets in determining the loss on sale. The carrying value of our investment in this joint venture was $23,814 and $25,033 as of December 31, 2007 and 2006, respectively.

Summary financial data for our investment in affiliate as of and for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Balance sheet data:
Total assets	$111,982	$118,180
Total liabilities	$71,058	$70,804
Operating data:
Revenue	$34,597	$37,428
Operating expenses	$(41,341)	$(37,049)
Net loss	$(6,703)	$(2,673)

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a receivable from the joint venture of $1,656 and $1,223 that relates primarily to license fees as of December 31, 2007 and 2006, respectively. These amounts are recorded as accounts receivable-unconsolidated related parties on our consolidated balance sheets.

Grand Mount Joint Venture

We have entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort is currently under construction and is expected to open in March 2008. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest. At December 31, 2007, the joint venture had aggregate outstanding indebtedness to third parties of $54,623. In 2007, we provided a 49% guarantee on the joint ventures’ mortgage. In 2007, we also loaned $6,625 to the joint venture to fund a portion of construction costs of the resort. In 2008, we expect to make a combined total of approximately $8,200 of equity contributions and additional loans to the joint venture to fund a portion of construction costs of the resort. The carrying value of our investment in this joint venture was $35,339 as of December 31, 2007. Total loans outstanding between us and the joint venture were $6,625 as of December 31, 2007.

We have a receivable from the joint venture of $2,317 that relates primarily to construction and development fees as of December 31, 2007; this amount is recorded as accounts receivable-unconsolidated related parties on our consolidated balance sheet.

Summary financial data for our investment in affiliate for the year ended December 31, 2007 is as follows:

2007

Balance sheet data:
Total assets	$122,975
Total liabilities	$80,659
Operating data:
Revenue	$—
Operating expenses	$—
Net loss	$(2,369)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2006

Land and improvements	$51,398	$38,058
Building and improvements	289,768	178,464
Furniture, fixtures and equipment	334,836	243,991
Construction in process	19,737	71,848

	695,739	532,361
Less accumulated depreciation	(78,042)	(42,393)

Property and equipment, net	$617,697	$489,968

Depreciation expense was $35,686, $25,657, and $22,627 for the years ended December 31, 2007, 2006 and 2005 respectively.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2007	2006

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$71,542	$72,801
Mason mortgage loan	76,800	55,792
Pocono Mountains mortgage loan	97,000	97,000
Grapevine construction loan	58,260	—
Junior subordinated debentures	80,545	51,550
Other Debt:
City of Sheboygan bonds	8,465	8,383
City of Sheboygan loan	3,690	3,863

	396,302	289,389
Less current portion of long-term debt	(78,752)	(1,432)

Total long-term debt	$317,550	$287,957

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96% annually, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We believe that we in compliance with all covenants under this loan at December 31, 2007.

Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (total effective rate of 7.64% as of December 31, 2007). The loan matures in December 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. We do not expect the property to meet the operating performance threshold at December 2008. Accordingly, we have begun discussions with the lender on obtaining a waiver or modification of this performance threshold, in order to exercise the one-year extension at December 2008. We expect to obtain a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in December 2008. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We believe that we in compliance with all covenants under this loan at December 31, 2007.

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

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% annually and matures December 1, 2016. The loan is interest only for

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We believe that we in compliance with all covenants under this loan at December 31, 2007.

Grapevine Construction Loan — This loan is secured by a first mortgage on the Grapevine property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (total rate of 7.45% as of December 31, 2007). The loan matures in July 2009 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve-month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the early repayment of the loan principal. We believe that we in compliance with all covenants under this loan at December 31, 2007.

In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.

Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% annually through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

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

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90%annually through June 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in June 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from our debenture sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Future Maturities — Future principal requirements on long-term debt are as follows:

2008	$78,752
2009	3,164
2010	4,157
2011	59,824
2012	3,378
Thereafter	247,027

Total	$396,302

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2007, we estimate the total fair value of our long-term debt to be $19,833 more than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. Our derivatives are recorded at fair value.

The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

7.	INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had unrecognized tax benefits of $978, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO. At December 31, 2007, we had unrecognized tax benefits of $1,298, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO and certain deductions taken on our 2006 U.S. Federal income tax return related to a tax assessment. To the extent these unrecognized tax benefits are ultimately recognized,

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year. The unrecognized tax benefits are classified as a reduction of the net operating loss carryforwards. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit — January 1, 2007	$978
Gross increases — tax positions in current period	320

Unrecognized tax benefit — December 31, 2007	$1,298

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended December 31, 2007
Federal	$—	$(5,723)	$(5,723)
State and local	398	(1,382)	(984)
Non-U.S	92	—	92

	$490	$(7,105)	$(6,615)

Year ended December 31, 2006
Federal	$—	$(8,768)	$(8,768)
State and local	506	(732)	(226)
Non-U.S.	56	—	56

	$562	$(9,500)	$(8,938)

Year ended December 31, 2005
Federal	$55	$(6,566)	$(6,511)
State and local	140	(938)	(798)

	$195	$(7,504)	$(7,309)

The differences between the statutory Federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	2007	2006	2005

Federal statutory income tax benefit	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income taxes	(6.1)%	(0.7)%	(2.6)%
Nondeductible goodwill	—	19.9%	13.9%
Other	0.3%	0.4%	0.7%

	(40.8)%	(15.4)%	(23.0)%

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006

Deferred tax assets (liabilities):
Property and equipment	$(33,598)	$(34,342)
Intangibles	9,630	8,740
Investment in related parties	(1,629)	(1,314)
Salaries and wages	4,140	2,346
Prepaid expenses	(741)	(717)
Interest rate swap	273	—
Other	623	441
Net operating loss carryforwards	13,228	8,546

Net deferred tax liability	$(8,074)	$(16,300)

Our 2007 net deferred tax liability consisted of a current deferred tax liability of $477 included in accrued expenses and a long-term deferred tax liability of $7,597 in the consolidated balance sheet. Our 2006 net deferred tax liability consisted of a current deferred tax liability of $454 included in accrued expenses and a long-term deferred tax liability of $15,846 in the consolidated balance sheet.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the scheduled reversal of deferred tax liabilities, potential tax planning strategies, and projections of future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

As of December 31, 2007, we had net operating loss carryforwards of approximately $33,418 and $38,026 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We believe all but $5,879 of the net operating loss carryforwards related to the State of Ohio will be realized; therefore we have established a valuation allowance as of December 31, 2007 of $325, the tax effected benefit of such state carryforward. The valuation allowance is included on the balance sheet in deferred tax liability. As of December 31, 2006, we had net operating loss carryforwards of approximately $22,112 and $21,979 for federal and state income tax purposes, respectively. At December 31, 2006, we had a $216 valuation allowance against our net operating loss carryforwards. The valuation allowance is included on the consolidated balance sheet in deferred tax liability.

The 2007 income tax provision includes a deduction of $739 related to share-based compensation which was recorded as an increase in additional paid in capital.

8.	RELATED-PARTY TRANSACTIONS

We have the following related-party transactions:

•	We and the Predecessor previously used an aircraft owned by an entity owned by several of our former members of senior management. This relationship ended in 2005. Payments of $43 were made in the year ended December 31, 2005, for the lease of the aircraft for company business.

•	A member of our senior management owned a 25% interest in the entity that leased the space at the Great Wolf Lodge in Wisconsin Dells and operated the spa located within that resort. In 2005, the

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

member of our senior management divested their ownership interest in this entity. That entity made payments of $38 to the resort for the year ended December 31, 2005.

•	We provided administrative services for a non-resort hotel entity and a multifamily housing entity owned by certain current and former members of our senior management. This relationship ended in 2005. Amounts charged to these entities in 2005 were $645.

•	We provided administrative services for a development project owned by certain current and former members of our senior management. This relationship ended in 2005. Amounts charged to this entity in 2005 were $18.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters — We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that an unpredictable decision adverse to the company could be reached.

Letters of Credit — In connection with the construction of our Sheboygan, Wisconsin resort; we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2008. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheets.

Guarantees — We recognize guarantees in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

•	In connection with the construction of our Sheboygan, Wisconsin resort, we entered into agreements with the City of Sheboygan and The Redevelopment Authority of the City of Sheboygan, Wisconsin (collectively, the City) whereby the City funded certain costs of construction. The City funded $4,000 toward the construction of the resort and related public improvements and $8,200 toward construction of a convention center connected to the resort.

In exchange for the $4,000 funding, we guaranteed real and personal property tax payments over a fourteen-year period totaling $16,400. This obligation is also guaranteed by three of our former members of senior management. The guarantee was entered into on July 30, 2003.

In exchange for the $8,200 funding, we entered into a lease for the convention center with the City. The initial term of the lease is 25 1/2 years with fifteen, 5-year renewal options. Under the lease, we will satisfy repayment of the $8,200 funding by making guaranteed room tax payments totaling $25,944 over the initial term of the lease. This obligation is also guaranteed by three of our former members of senior management. This guarantee was also entered into on July 30, 2003.

The debt related to the $4,000 and $8,200 fundings is included in the accompanying consolidated balance sheets and we have not recorded any liability related to the guarantees on those fundings.

•	In connection with the construction of the resort in Grand Mound, Washington by our joint venture, we have provided a partial guarantee for up to $49,980 of the joint venture’s mortgage debt. Based on our assessment of the likelihood of having to possibly perform on this guarantee, we have recorded $1,370 as the estimated fair value of this guarantee at its inception, as an increase in our investment in the unconsolidated joint venture and a liability on our consolidated balance sheet.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments — We lease office space, storage space and office equipment under various operating leases. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2008	$548
2009	501
2010	172
2011	188
2012	171
Thereafter	64

Total	$1,644

Rent expense for the years ended December 31, 2007, 2006, and 2005 was not significant.

We also have commitments on contracts to build our resorts under construction. Commitments on these contracts total $117,412 for periods subsequent to December 31, 2007.

10.	RETIREMENT PLAN

We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Our contributions to the plan were $336, $231, and $219 for the years ended December 31, 2007, 2006, and 2005, respectively.

11.	EQUITY

Deferred Compensation — In 2004, we established a deferred compensation plan for certain of our executives. The plan allows for contributions by both the participants and us. Our employer matching contribution for the plan was $54, $74 and $55 for the years ended December 31, 2007, 2006 and 2005, respectively.

Earnings per Share — We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding, as the effect of those potentially dilutive items is anti-dilutive. We had 987,000, 1,064,500 and 1,471,834 total options outstanding at December 31, 2007, 2006 and 2005, respectively.

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

	Year Ended December 31,
	2007	2006	2005

Net loss attributable to common shares	$(9,581)	$(49,250)	$(24,413)
Weighted average common shares outstanding — basic and diluted	30,533,249	30,299,647	30,134,146
Net loss per share — basic and diluted	$(0.31)	$(1.63)	$(0.81)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 987,000 shares of common stock were not included in the computations of diluted earnings per share for the year ended December 31, 2007, because the exercise price for the options were greater than the average market price of the common shares during that period. There were 185,733 shares of common stock that were not included in the computation of diluted earnings per share for the year ended December 31, 2007, because the market and/or performance criteria related to these shares had not been met at December 31, 2007.

12.	SHARE-BASED COMPENSATION

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

We recognized $5,080, $3,559, and $(1,554), net of estimated forfeitures, in share-based compensation expense (revenue) for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit (expense) recognized related to share-based compensation was $2,073, $1,424 and $(621) for the years ended December 31, 2007, 2006, and 2005, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of December 31, 2007, total unrecognized compensation cost related to share-based compensation awards was $3,390, which we expect to recognize over a weighted average period of approximately 3.1 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock to employees and directors. At December 31, 2007, there were 1,671,862 shares available for future grants under the Plan.

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

We recorded stock option expense of $1,524 and $1,776 for the years ended December 31, 2007 and 2006. There were no stock options granted in 2007. We granted 15,000 and 184,000 stock options during the years ended December 31, 2006 and 2005, respectively. The per share weighted average fair value of stock options granted during the years ended December 31, 2006 and 2005, was $6.00 and $9.38, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	Year Ended
	December 31,
	2006	2005

Dividend yield	—	—
Weighted average, risk free interest rate	4.33%	3.65%
Weighted average, expected life of option	6.0 years	6.0 years
Expected stock price volatility	39.83%	40.00%

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the U.S. Treasury note rate at the beginning of the period. The weighted average expected live of our options is based on the simplified calculation allowed under SFAS 123(R). Due to our formation in December 2004, our expected stock price volatility is estimated using daily returns data for the five-year period ending on the grant date for a group of peer companies.

A summary of stock option activity during the years ended December 31, 2007, 2006, and 2005 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Number of shares under option:
Outstanding at January 1, 2005	1,656,300	$17.00
Granted	184,000	$21.40
Forfeited	(368,466)	$17.42

Outstanding at December 31, 2005	1,471,834	$17.45
Granted	15,000	$13.18
Exercised	—
Forfeited	(422,334)	$17.03

Outstanding at December 31, 2006	1,064,500	$17.55	8.05 years
Granted	—
Exercised	(167)	$12.40
Forfeited	(77,333)	$20.87

Outstanding at December 31, 2007	987,000	$17.29	7.03 years
Exercisable at December 31, 2007	952,339	$17.22	7.00 years

At December 31, 2007 and 2005, all of our option grant prices were above our stock price. Therefore there was no intrinsic value for our outstanding or exercisable shares at December 31, 2007 nor 2005. The intrinsic value of our outstanding stock options and exercisable stock options was $12 and $0, respectively, at December 31, 2006.

Market Condition Share Awards

Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 215,592 and 81,820 market condition share awards during the years ended December 31, 2007 and 2006, respectively. We recorded share based compensation expense of $779 and $482 for the years ended December 31, 2007 and 2006, respectively.

Of the 2007 market condition shares awards granted:

•	53,006 are based on our common stock’s performance in 2007 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2007-2009. The per share fair value of these market condition shares was $7.25.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on our common stock performance in 2007, employees did not earn any of these market condition shares. As a result, we recorded the entire fair value of the grant as expense in 2007.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Performance Share Awards

Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. We granted 23,149 and 27,273 performance shares during the years ended December 31, 2007 and 2006, respectively. Shares granted in 2007 vest ratably over a three year period, 2007-2009; shares granted in 2006 vested upon issuance. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year. The per share fair value of performance shares granted during the years ended December 31, 2007 and 2006, was $13.10 and $11.03, respectively, which represents the fair value of our common stock on the grant date. We recorded share based compensation expense of $101 and $310 for the years ended December 31, 2007 and 2006, respectively.

Based on their achievement of certain individual and departmental performance goals, employees earned and were issued 17,949 performance shares in February 2007 related to the 2006 grants. As a result, we recorded a reduction in expense of $103 during the year ended December 31, 2007, related to the shares not issued. Based on their achievement of certain individual and departmental performance goals, employees earned and were issued 20,843 performance shares in February 2008 related to the 2007 grants.

Deferred Compensation Awards

Pursuant to their employment arrangements, certain executives received bonuses upon completion of our IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost. We recorded share based compensation expense (revenue) of $(537) and $472, and $(1,557) for the years ended December 31, 2007, 2006 and 2005, respectively.

Non-vested Shares

We have granted non-vested shares to certain employees and our directors. Shares vest over time periods between three and five years. We valued the non-vested shares at the closing market value of our common stock on the date of grant.

A summary of non-vested shares activity for the years ended December 31, 2007, 2006, and 2005 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Non-vested shares balance at January 1, 2005	—
Granted	15,000	$10.09
Forfeited	—
Vested	—

Non-vested shares balance at December 31, 2005	15,000	10.09
Granted	236,000	$11.60
Forfeited	(3,000)	$11.77
Vested	(3,000)	$10.09

Non-vested shares balance at December 31, 2006	245,000	$11.08
Granted	143,711	$13.47
Forfeited	(5,000)	$10.79
Vested	(50,600)	$11.53

Non-vested shares balance at December 31, 2007	333,111	$12.37

We recorded share based expense of $963, $519, and $3 for the years ended December 31, 2007, 2006, and 2005, respectively.

Vested Shares

We have an annual short-term incentive plan for certain employees that provides them the potential to earn cash bonus payments. For 2007, certain of these employees had the option to elect to have some or all of their annual bonus compensation related to performance in 2007 paid in the form of shares of our common stock rather than cash. Employees making this election receive shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance. We recorded expense of $2,353 in the year ended December 31, 2007 related to our short-term incentive plan. In connection with these elections related to 2007 bonus amounts, we issued 265,908 shares in February 2008. We valued these shares at $2,055 based on the closing market value of our common stock on the date of the grant.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

Year Ended
December 31,
2005

Net loss, as reported	$(24,413)
Compensation expense, SFAS 123 fair value method, net of tax	(1,364)

Pro forma net loss	$(25,777)

Pro forma net loss per share — basic	$(0.86)
Pro forma net loss per share — diluted	$(0.86)
Actual net loss per share — basic	$(0.81)
Actual net loss per share — diluted	$(0.81)

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2007 and 2006.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Total Revenues	$48,459	$46,292	$50,898	$41,931
Operating income (loss)	(745)	811	5,637	(8,586)
Net income (loss)	(2,005)	(1,656)	1,761	(7,681)
Basic earnings (loss) per share	$(0.07)	$(0.05)	$0.06	$(0.25)
Diluted earnings (loss) per share	$(0.07)	$(0.05)	$0.06	$(0.25)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Total Revenues	$37,836	$35,827	$40,779	$34,206
Operating income (loss)	(544)	(370)	3,787	(56,564)
Net income (loss)	(945)	(1,402)	2,088	(48,991)
Basic earnings (loss) per share	$(0.03)	$(0.05)	$0.07	$(1.61)
Diluted earnings (loss) per share	$(0.03)	$(0.05)	$0.07	$(1.61)

14.	SUBSEQUENT EVENTS

On February 6, 2008, we closed on a $55,000 mortgage loan that is secured by our Great Wolf Lodge resort in Williamsburg, Virginia. The loan bears interest at a floating rate of LIBOR plus 300 basis points, with a minimum rate of 6.50% per annum. The new loan has a one-year term.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of 2007. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Internal control over financial reporting cannot provide absolute assurance for the prevention or detection of misstatements within our financial reporting because of its inherent limitations. Internal control over financial reporting is a process that involves human judgment and requires diligence and compliance to prevent errors. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis. However, these inherent limitations are known features of the financial reporting process and it is possible to design safeguards to reduce, though not eliminate, this risk. Our management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes In Internal Control

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin

We have audited the internal control over financial reporting of Great Wolf Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of the internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal controls over financial reporting to future periods are subject to risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP
Milwaukee, Wisconsin
March 5, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

This information is hereby incorporated by reference to our 2008 Proxy Statement (under the headings “The Election of Directors,” “The Executive Officers,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Compliance”).

ITEM 11.	EXECUTIVE COMPENSATION

This information is hereby incorporated by reference to our 2008 Proxy Statement (under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference to our 2008 Proxy Statement (under the headings “Ownership Of Our Common Stock” and “Equity Compensation Plan Information”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is hereby incorporated by reference to our 2008 Proxy Statement (under the heading “Certain Relationships And Related Transactions”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to our 2008 Proxy Statement (under the heading “Relationship With Independent Public Accountants”).

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

Dated: March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Emery John Emery	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2008

/s/ James A. Calder James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2008

/s/ Joseph V. Vittoria Joseph V. Vittoria	Chairman of the Board and Director	March 5, 2008

/s/ Elan Blutinger Elan Blutinger	Director	March 5, 2008

/s/ Randy L. Churchey Randy L. Churchey	Director	March 5, 2008

/s/ Michael M. Knetter Michael M. Knetter	Director	March 5, 2008

/s/ Edward H. Rensi Edward H. Rensi	Director	March 5, 2008

/s/ Howard A. Silver Howard A. Silver	Director	March 5, 2008

INDEX TO EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.5+	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.6	Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.7	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

Exhibit
Number	Description
10.8	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.9+	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.10+	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.11+	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.12	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.13	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.14	Venture formation and Contribution Agreement dated October 3, 2005, among Great Wolf Resorts, Inc., Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC, and CNL Income Partners, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed October 7, 2005).

10.15	Loan Agreement dated March 1, 2007, among CNL Income GW WI-Del, LP and CNL Income GW Sandusky, LP, as borrowers, and NSPL, Inc., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 2, 2007).

10.16	Loan Agreement dated July 28, 2007, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2007).

10.17	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.