Form 10-K/A
period 2007-12-31
Great Wolf Resorts, Inc.
filed 2008-04-29
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $437,483,821 based on the closing price on the NASDAQ National Market for such shares.
     The number of shares outstanding of the issuer’s common stock was 30,973,311 as of April 28, 2008.

Great Wolf Resorts, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2007
INDEX
     Great Wolf Resorts, Inc. (the “Company”) hereby amends Part III, Items 10 through 14 of its Annual Report on Form 10-K for the year ended December 31, 2007 as set forth in the pages attached hereto to provide the information required by such items that were previously omitted, as they were intended to be incorporated by reference to the Company’s definitive proxy statement for its 2008 annual meeting of shareholders:

PART III

Item 10. Directors and Executive Officers and Corporate Governance of the Registrant	3
Item 11. Executive Compensation	8
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13. Certain Relationships and Related Transactions	40
Item 14. Principal Accountant Fees and Services	41

Certification of CEO
Certification of CFO
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350
     This Form 10-K/A (Amendment No. 1) does not reflect events occurring after the filing of the Company’s Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 1), the principal executive officer and principal financial officer of the Company have reissued their certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, included in Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
THE BOARD OF DIRECTORS
     The following table sets forth the names, ages, positions held and business experience of the Company’s directors as of April 28, 2008.

JOSEPH V. VITTORIA, age 72	Mr. Vittoria has served as Chairman of the Board and a director of our company since 2006. Mr. Vittoria is the retired chairman and chief executive officer of Travel Services International, a company he founded and took public in July 1997 and later sold to a large British tour operator. In 1982, he joined Avis, Inc., as chief operating officer, and later was named chairman and chief executive officer. He was selected as the salaried and management representative to the board of United Airlines in 1994 when it created its ESOP. He now is Chairman and CEO of Puradyn Filter Technologies, Inc. and Chairman of Flexcar Inc. Active in community-enhancement programs, Vittoria served as a director of the National Crime Prevention Counsel in Washington, D.C. He later served on President Reagan’s Child Safety Partnership in recognition of his efforts on behalf of missing children. He also is a former member of the board of directors of the National Center for Disability Services. Mr. Vittoria was elected to the Travel Industry Association Hall of Leaders in 2000. He holds a B.S. in civil engineering from Yale University and an M.B.A. from Columbia University. Mr. Vittoria currently serves as one of our independent directors and as a member of our Compensation Committee.

Committees: Compensation

JOHN EMERY, age 44	Mr. Emery has served as our Chief Executive Officer and a director of our company since we commenced operations in May 2004. From January 2004 until completion of the initial public offering of our common stock (the IPO), Mr. Emery served as the Chief Executive Officer of The Great Lakes Companies, Inc. From 1995 to 2003, Mr. Emery served in a number of management positions at Interstate Hotels & Resorts, Inc., a public company and the nation’s largest independent third-party hotel management company, most recently as president and chief operating officer. Additionally, from 1995 to 2002, Mr. Emery served in a number of management positions at MeriStar Hospitality Corporation, a public company and then one of the nation’s largest hotel real estate investment trusts, most recently as president and chief operating officer. He currently serves on the Pamplin College of Business advisory council at Virginia Tech and is executive director of the Stone Circle Foundation, a private, non-profit organization.

Committees: None

ELAN BLUTINGER, age 52	Mr. Blutinger has been a managing director of Alpine Consolidated, LLC, a merchant bank specializing in consolidating fragmented industries, since 1996. Mr. Blutinger serves as a director of Mountain Reservations, a venture-backed consumer travel and lodging company. Mr. Blutinger served as a director of Hotels.com, a public company, and as chairman of its special committee to sell the company, from 2001 to 2003. Mr. Blutinger was a founder and director of Resortquest International, a public company, from 1996 to 2003, a founder and director of Travel Services International, a public company, from 1996 to 2001, and a director of Online Travel Services (UK), a public company. from 2000 to 2004. Mr. Blutinger is a trustee of the Washington International School in Washington, D.C. He holds B.A. and J.D. degrees from American University and an M.A. degree from the University of California at Berkeley. Mr. Blutinger currently serves as one of our independent directors and as chair of our Nominating and Corporate Governance Committee and as a member of our Audit Committee. Mr. Blutinger has been a director of our company since 2004.

Committees: Audit; Nominating and Corporate Governance (Chairman)

RANDY L. CHURCHEY, age 47	Mr. Churchey was the President and Chief Executive Officer of Golden Gate National Senior Care (the successor to Beverly Enterprises), the second largest long-term care company in the United States, from March 2006 to September 2007. Mr. Churchey is Co-chairman of the board of MCR Development, LLC, a private hotel construction and management company. Mr. Churchey served as President and Chief Operating Office of RFS Hotel Investors, Inc., a NYSE-listed hotel real estate investment trust, from 1999 to 2003. Mr. Churchey served as a director of RFS from 2000 through 2003. From 1997 to 1999, he was Senior Vice President and Chief Financial Officer of FelCor Lodging Trust, Inc., a NYSE-listed hotel real estate investment trust. For nearly 15 years prior to joining FelCor, Mr. Churchey held various positions in the audit practice of Coopers & Lybrand, LLP. Mr. Churchey holds a B.S. degree in accounting from the University of Alabama and is a certified public accountant. Mr. Churchey currently serves as one of our independent directors and as chair of our Audit Committee and as a member of our Compensation Committee. Mr. Churchey has been a director of our company since 2004.

Committees: Audit (Chairman); Compensation

MICHAEL M. KNETTER, age 44	Mr. Knetter joined the University of Wisconsin-Madison School of Business as its dean in July 2002. From June 1997 to July 2002, Dean Knetter was associate dean of the MBA program and professor of international economics in the Amos Tuck School of Business at Dartmouth College. Dean Knetter has served as a senior staff economist for the President’s Council of Economic Advisors for former presidents George H.W. Bush and William Jefferson Clinton and has been a consultant to the International Monetary Fund. Dean Knetter is a research associate for the National Bureau of Economic Research and a Trustee of Lehman Brothers/First Trust Income Opportunity Fund and the Lehman Brothers Liquid Assets Trust. Dean Knetter currently serves as one of our independent directors and as a member of our Nominating and Corporate Governance Committee. Dean Knetter has served as one of our independent directors since 2004.

Committees: Nominating and Corporate Governance

EDWARD H. RENSI, age 63	Mr. Rensi spent 33 years at McDonald’s, where he rose from grill man up through the management ranks to positions of increasing scope and responsibility, as regional vice president, senior vice president operations and training, senior executive vice president, chief operating officer of McDonald’s World Wide, and, from 1984 to 1998, president and CEO of McDonald’s USA. Following his retirement from McDonald’s in 1998, Mr. Rensi began a second career as chairman and CEO of Team Rensi Motorsports. Mr. Rensi graduated from The Ohio State University with a degree in business education. He serves on the boards of directors of Snap On Incorporated, a public company, International Speedway Corporation (ISC) and the National Italian American Foundation. He also serves on the Compensation Committee for ISC and the Snap On boards. Mr. Rensi currently serves as one of our independent directors and as a member of our Nominating and Corporate Governance Committee. Mr. Rensi has been a director of our company since 2006.

Committees: Nominating and Corporate Governance

HOWARD A. SILVER, age 53	Mr. Silver was the president and chief executive officer of Equity Inns, Inc., a public, self-advised hotel real estate investment trust, until its sale to Whitehall Global Real Estate Funds in October 2007. Mr. Silver joined Equity Inns in 1994 and served in various capacities including:
executive vice president of finance, secretary, treasurer, chief financial officer and chief operating officer. Mr. Silver has been a certified public accountant since 1980. Mr. Silver is a director of Capital Lease Funding, Inc., a public triple net lease real estate investment trust, and serves on its audit committee as chairman, as well as serving on the nomination and investment committees. He is also on the board of managers of GHII, LLC, a national hotel furniture and equipment provider. Mr. Silver currently serves as one of our independent directors and as chair of our Compensation Committee and as a member of our Audit Committee. Mr. Silver has been a director of our company since 2004.

Committees: Audit; Compensation (Chairman)
THE EXECUTIVE OFFICERS
     Mr. Emery is an executive officer and director and his biographical information is set forth under “The Board of Directors.” The names, positions, business experience, terms of office and ages of our other executive officers are as follows:

JAMES A. CALDER, age 45	Mr. Calder has served as our Chief Financial Officer since we commenced operations in May 2004. From 1997 to 2004, Mr. Calder served in a number of management positions with Interstate Hotels & Resorts, Inc., a public company, and its predecessor company, serving most recently as chief financial officer. Additionally, from 2001 to 2002, Mr. Calder served as chief accounting officer of MeriStar Hospitality Corporation, a public company. From 1995 to 1997, Mr. Calder served as senior vice president and corporate controller of ICF Kaiser International, Inc., a public consulting and engineering company. Prior to that time, from 1984 to 1995, Mr. Calder worked for Deloitte & Touche LLP in various capacities, serving most recently as senior manager for the real estate industry. Mr. Calder holds a Bachelor of Science degree in Accounting from The Pennsylvania State University. Mr. Calder is a certified public accountant and is president and treasurer of the Thomas W. Hetrick Memorial Scholarship Fund, a private, non-profit organization.

ALEXANDER P. LOMBARDO, age 39	Mr. Lombardo has served as our Treasurer since 2004. From 1998 to 2004, Mr. Lombardo served in a number of positions with Interstate Hotels & Resorts, Inc., a public company, and its predecessor company, serving most recently as vice president of finance. Additionally, from 1998 to 2002, Mr. Lombardo served in a number of positions with MeriStar Hospitality Corporation, a public company, serving most recently as assistant treasurer. From 1996 to 1998, Mr. Lombardo served as cash manager of ICF Kaiser International, Inc., a public company. Mr. Lombardo holds a Bachelor of Business Administration degree from James Madison University.

HERNAN R. MARTINEZ, age 55	Mr. Martinez, President of Development, joined the company in April 2004. From 2002 to 2004, Mr. Martinez was principal for Urbana Partners, a real estate advisory company serving international, private and institutional investors. From 2000 to 2002, he served as chief operating officer for American Skiing Company Resort Properties and Executive Vice President of its parent, American Skiing Company, a public company. Before that, Mr. Martinez was Managing Director for Tishman Speyer Properties. Mr. Martinez holds a Diploma in Architecture from the University of Buenos Aires, Argentina, a Post-Graduate Diploma in Urban Development Planning, Development Planning Unit from the University College, London, U.K. and a Masters of Business Administration from Stanford University.

KIMBERLY K. SCHAEFER, age 42	Ms. Schaefer has served as our Chief Operating Officer since 2005. Prior to that she served as our Chief Brand Officer since we commenced operations in May 2004. From 1997 until completion of the IPO, Ms. Schaefer served as Senior Vice President of Operations of The Great Lakes Companies, Inc. and its predecessor companies. At Great Lakes, Ms. Schaefer was involved in site selection and brand development and oversaw all resort operations. Ms. Schaefer has over 18 years of hospitality experience and holds a Bachelor of Science degree in Accounting from Edgewood College in Madison, Wisconsin. Ms. Schaefer sits on the advisory board for Edgewood College Business School. Ms. Schaefer is a certified public accountant.

J. MICHAEL SCHROEDER, age 40	Mr. Schroeder has served as our General Counsel and Corporate Secretary since we commenced operations in May 2004. From 1999 until completion of the IPO, Mr. Schroeder served in several senior management positions for The Great Lakes Companies, Inc., most recently as Senior Vice President and General Counsel. From 1993 to 1999, Mr. Schroeder was associated with several law firms in New York, New York and Greenwich, Connecticut where he specialized in real estate, real estate finance and corporate law, with a focus on the hospitality industry. Mr. Schroeder holds a Juris Doctor degree from Duke University School of Law and a Bachelor of Science degree in Finance from the University of Colorado.
CORPORATE GOVERNANCE
Section 16(a) Beneficial Ownership Reporting Compliance
     Under federal securities laws, our directors, executive officers and any persons beneficially owning more than 10% of a registered class of our equity securities are required to report their ownership and any changes in that ownership to the SEC. These persons are also required by SEC rules and regulations to furnish us with copies of these reports. Precise due dates for these reports have been established, and we are required to report in this annual report any failure to timely file these reports by those due dates by our directors and executive officers during 2007.
     Based solely upon our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that all of these filing requirements were satisfied by our directors and executive officers during 2007.
No Change in Director Nomination Process
     As of the date of this Form 10-K/A (Amendment No. 1), there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since previously providing the disclosures required by Item 407(c)(2)(iv) or 407(c)(3) of Regulation S-K.
Audit Committee
     Our Board has established an Audit Committee, currently consisting of Messrs. Churchey, Blutinger and Silver, with Mr. Churchey serving as its chairman. Our Board has determined that each of our Audit Committee members is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder, as amended, and under the listing standards of NASDAQ. Our Board has also determined that Mr. Churchey is an “audit committee financial expert” within the meaning of SEC rules. Our Audit Committee operates under a written charter adopted by our Board. A copy of this charter is available on our Web site at greatwolf.com. Among other duties, this committee:
•	reviews and discusses with management and our independent registered public accounting firm our financial reports, financial statements and other financial information;

•	makes decisions concerning the appointment, retention, compensation, evaluation and dismissal of our independent registered public accounting firm;

•	reviews with our independent registered public accounting firm the scope and results of the audit engagement;

•	approves all professional services provided by our independent registered public accounting firm;

•	reviews the experience, performance and independence of our independent registered public accounting firm;

•	considers appropriateness of the audit and non-audit fees;

•	reviews the adequacy of our internal accounting and financial controls; and

•	reviews any significant disagreements among the company’s management and our independent registered public accounting firm in connection with preparation of our company’s financial statements.
     Our Audit Committee met five times in 2007.
Availability of Corporate Governance Materials.
     The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s principal executive officer and the Company’s principal financial officer (who is also the Company’s principal accounting officer). Stockholders may view our corporate governance materials, including the charters of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, on our Internet Web site under “Investor Relations” at greatwolf.com.
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE AND DIRECTOR COMPENSATION
Report of the Compensation Committee
The Compensation Committee, on behalf of and in certain instances subject to the approval of the Board of Directors, reviews and approves compensation programs for certain senior officer positions. In this context, the committee reviewed and discussed with our company’s management the “Compensation Discussion and Analysis” required by section 402(b) of Regulation S-K and included in this annual report. Based on the review and discussions referred to above, the committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A (Amendment No. 1) for its 2007 fiscal year.
The Compensation Committee:
Howard Silver (Chairman)
Joseph Vittoria
Randy Churchey
COMPENSATION DISCUSSION AND ANALYSIS
          The Compensation Committee oversees our executive compensation program, including:
•	Establishing and administering compensation policies;

•	Setting salaries of and awarding performance-based cash bonuses to our senior executives, including our Named Executive Officers (NEOs);

•	Determining grants of equity awards under our incentive stock plan; and

•	Reviewing the performance and development of management.
          From time to time, the Compensation Committee may retain compensation and other management consultants to assist with, among other things:
•	Structuring our various compensation programs;

•	Determining appropriate levels of salary, bonus and other awards payable to our NEOs consistent with our competitive strategy, corporate governance principles and stockholder interests; and

•	Guiding us in the development of near-term individual performance objectives necessary to achieve long-term performance goals.
We expect to use these compensation and other management consultants only in circumstances where the consultants have no other business dealings with us.

          Each member of the Compensation Committee is independent as defined in the Compensation Committee’s charter, as determined by the Board of Directors.
General Compensation Policy/Philosophy
          Our general compensation policy is to devise and implement compensation for our senior officers commensurate with their positions and determined with reference to compensation paid to similarly situated employees and officers of companies that the Compensation Committee, in consultation with our CEO and external compensation consultants, deems to be comparable to us.
          Our general compensation philosophy is to:
•	Design and implement a compensation program to attract, retain and motivate talented executives;

•	Provide incentives for the attainment of short-term operating objectives and strategic long-term performance goals; and

•	Place emphasis on, and reward achievement of, long-term objectives that are consistent with the nature of our company as an enterprise focused on resort unit growth and brand expansion/development over the next several years.
          In 2007, our NEOs were:
•	John Emery, Chief Executive Officer (Principal Executive Officer)

•	James A. Calder, Chief Financial Officer (Principal Financial Officer)

•	Hernan R. Martinez, President of Development Division

•	Kimberly K. Schaefer, Chief Operating Officer

•	J. Michael Schroeder, General Counsel and Corporate Secretary
          Our overall executive compensation philosophy is based on a pay-for-performance model. In general, our executive compensation is structured to reward performance through a combination of competitive base salaries coupled with cash-based and equity-based incentives. The “at risk” components of our executive compensation (cash annual incentives and stock-based long-term incentives) are designed to provide incentives that are predicated on our company and/or the NEOs meeting or exceeding predefined goals.
          The Compensation Committee occasionally requests that Mr. Emery, our CEO, be present at Compensation Committee meetings where executive compensation and company, individual, business unit and departmental performance are discussed and evaluated. Mr. Emery is free to provide insight, suggestions or recommendations regarding executive compensation if present during these meetings or at other times. Only Compensation Committee members, however, are allowed to vote on decisions made regarding executive compensation.
2007 Executive Officer Compensation
          For 2007, the Compensation Committee engaged FPL Associates Compensation, an independent compensation consultant, to assist the Compensation Committee in determining appropriate fiscal year 2007 compensation for our NEOs. Based upon a study of a competitive peer group of 11 public companies that compete with us for talent, investment dollars and/or business, FPL made recommendations to the Compensation Committee for certain of our NEOs of appropriate levels of:
•	base salaries,

•	annual incentives, and

•	long-term incentives.
          The structure and amounts of the executive officer base salary, annual incentives and long-term incentives compensation components for Messrs. Emery, Calder and Martinez and Ms. Schaefer as detailed in the Compensation Discussion and Analysis are based on the final recommendations of FPL.
Competitive Peer Groups
          The competitive peer group FPL used included primarily companies that are focused on operating within the public consumer/leisure sector as the foundation for our compensation practices. Those peer group companies are ones considered to appeal to family-based, consumer leisure activities, including resorts/timeshares, gaming/entertainment and amusement parks. The peer group consisted of the following companies:

Bluegreen Corporation	Red Lion Hotels Corporation
Cedar Fair	Silverleaf Resorts, Inc.
Gaylord Entertainment Company	Six Flags, Inc.
ILX Resorts Incorporated	Steiner Leisure Limited
Isle of Capri Casinos, Inc.	Vail Resorts, Inc.
Nevada Gold & Casinos, Inc.
          For additional context and with respect to benchmarking Mr. Martinez’s position only, FPL also gathered market competitive data from a peer group of active private real estate developers. That peer group consisted of ten private companies that may be considered active developers from a real estate perspective.
Executive Compensation Structure
          Utilizing this process and benchmarking data, FPL recommended, and the Compensation Committee approved, total remuneration for executive compensation for Messrs. Emery, Calder and Martinez and Ms. Schaefer for 2007 structured as follows:
•	Base salaries at a level commensurate with each executive’s role/responsibilities, tenure and other factors, based on median market practices.

•	Short-term incentive compensation consisting of annual cash incentive bonuses based on specified threshold, target and high earnings levels, defined as follows:
•	Threshold performance — solid achievement but falls short of expectations. Would be considered less than meeting a budget plan. This represents the minimum level of performance that must be achieved before any bonus will be earned.

•	Target performance — achievement that normally signifies meeting business objectives. In many situations, represents budget level performance.

•	High performance — significant achievement that would be considered upper-tier or exceptional performance by industry standards.
•	Long-term incentive compensation in the form of restricted stock grants based on specified threshold, target and high earnings levels, consisting of:
•	annual equity grants with performance metrics and

•	multi-year program equity grants with performance metrics and/or time-based vesting.
          For 2007, the Compensation Committee established both an annual cash incentive plan and long-term incentive compensation plan for Messrs. Emery, Calder and Martinez and Ms. Schaefer that was structured differently than that for Mr. Schroeder, as follows:
•	The Compensation Committee designed annual cash incentives and long-term incentives for these four NEOs that creates an overall compensation program that can provide for superior compensation when primary company-wide financial goals are met or exceeded, and, conversely, total compensation below competitive levels when such goals are not met. The Compensation Committee believes this is an appropriate structure for these four NEOs due to their broad responsibilities for overseeing our overall performance in financial, development and operating areas.

•	For executive officers other than Messrs. Emery, Calder and Martinez and Ms. Schaefer, the Compensation Committee feels a total compensation structure that is less likely to provide total compensation significantly above or below competitive levels is appropriate, due to other executive officers having less broad overall responsibilities for overseeing our overall performance.
For a further discussion on the details of these annual cash incentives and long-term incentives, see Elements of Compensation below.

Elements of Compensation
          Our compensation for each of our NEOs consists of three components:
•	base salary,

•	annual cash incentive and

•	long-term incentive compensation.
These components provide elements of fixed income and variable compensation that are linked to the achievement of individual and corporate goals and the enhancement of value to our stockholders.
Base Salary
          Base salary represents the fixed annual component of our executive compensation. Executives receive salaries that are within a range established by the Compensation Committee for their respective positions based on the comparative analysis described above. Where each executive’s salary falls within the salary range is based on a determination of the level of experience that the executive brings to the position and how successful the executive has been in achieving set goals. Salary adjustments are based on a similar evaluation and a comparison of adjustments made by competitors and any necessary inflationary adjustments.
          When reviewing the competitive market data described above, the Compensation Committee considers that the competitive market is comprised of professionals with varying backgrounds, experience and education who may be more junior or senior within the role. As such, the compensation, particularly as it relates to base salaries, provided to these incumbents may, appropriately, vary. In establishing base salary amounts for our NEOs, the Compensation Committee considers the level of responsibility, experience and tenure of our company’s incumbents, relative to those commonly found in the market.
          We generally review the base salaries of our NEOs each fiscal year. In the event of an NEO’s promotion and/or increased scope of responsibility, we consider base salary adjustments at other points during the year as well.
          The Compensation Committee reviewed the salaries for John Emery, our CEO, and Messrs. Calder and Martinez and Ms. Schaefer in December 2006. In addition, Mr. Emery reviewed the salary for Mr. Schroeder in March 2007. As a result of these reviews, base salaries established for 2007 and the percentage increase from prior base salaries are shown below:

	2007 Base	Increase From
	Salary	Prior Base Salary
Name	($)	(%)

Mr. Emery	475,000	14.2
Mr. Calder	285,000	9.6
Mr. Martinez	375,000	—
Ms. Schaefer	340,000	9.7
Mr. Schroeder	260,000	4.0
Annual Cash Incentive
          For Messrs. Emery, Calder and Martinez and Ms. Schaefer, annual cash incentives exist in the form of bonuses as a means of linking compensation to objective performance criteria that are within the control of the NEO. At the beginning of each year, the Compensation Committee establishes a range of potential bonus amount for each executive and identifies performance targets for each NEO to meet in order to receive the full bonus. The range incorporates the threshold, target and high (maximum) performance concepts as described above in 2007 Executive Officer Compensation.
          Our annual incentive program utilizes multiple aspects or dimensions of performance to establish a “line-of-sight” between the individual and the reward. The emphasis on one dimension versus another depends on the level and type of position. Three dimensions we consider in the annual incentive program for our NEOs include:
•	Corporate — overall corporate performance is the primary dimension for executive and senior management.

•	Team/Unit — refers to key functional areas. This dimension is utilized to link individuals to the performance of their collective work group and is intended to foster cooperation.

•	Individual — refers to specific goals and objectives developed for each individual participant.

          The Compensation Committee reviews each executive’s position to determine the proportion or percentage of incentive opportunity that will be attributed to each of the three dimensions, based on the position’s ability to impact performance at each dimension. The benefit to using this three-tier construct is in balancing the required level of objectivity with the desired level of subjectivity. While corporate and team/unit goals include specific, quantifiable targets, the individual component can often be based on a more subjective assessment of performance or on management discretion.
          Each of our NEOs participates in our annual cash incentive plan. For the plan designed for Messrs. Emery, Calder and Martinez and Ms. Schaefer, the Compensation Committee establishes financial targets at the beginning of each year that are tied to our annual business plan. Those NEOs generally begin to earn a threshold annual cash incentive award amount once the financial targets are at least 95% attained. The threshold award amount is generally 1/3 of the maximum potential award amount. The potential amount of the annual cash incentive award in excess of the threshold amount is earned ratably from 95% up to 105% of the financial target attained.
          By way of example, assume that a financial target is $1,000 and an executive’s maximum potential award related to achieving that financial target is $300. The threshold financial amount to begin to achieve annual cash incentive amounts would then equal $950 (that is, 95% of the $1,000 financial target amount). If the actual financial result for the year was $980, the NEO would earn $160 of their potential award under that particular financial target, calculated as the sum of (a) $100 for reaching the threshold level of performance (that is, earning 1/3 of the $300 maximum potential award) plus (b) $60 for 30% of the potential cash incentive award in excess of the threshold amount (that is, 30% multiplied by [$300 maximum award amount less $100 threshold amount]). If the actual financial result for the financial target were less than $950, no annual incentive amount would be earned for that particular financial target. If the actual financial result for the financial target were $1,050 or more, the NEO would earn 100% of the potential under that particular financial target (that is, $300 in this example).
          The Compensation Committee employs clearly defined objective measures of performance to support the annual cash incentive awards for the company’s employees. Within the annual incentive award component of the compensation program, performance measures are often based on operational/financial initiatives as well as, to a lesser extent, individual/subjective performance, providing a balance with long-term incentive award components, which are generally primarily tied to value creation.
          Specific written performance objectives for annual cash incentives are established annually and approved by the Compensation Committee, in consultation with our CEO. For each such objective, actual performance is reviewed by the Compensation Committee (generally in February following the performance year) in order to determine the actual payment to occur following release of the corresponding fiscal year financial results. The Compensation Committee has the ability to apply discretion to increase or decrease the actual payout resulting from the relative achievement of performance objectives. Discretion may be applied in the case of significant business disruption, unusual business events or conditions, or other factors the Compensation Committee deems relevant.
For 2007, the Compensation Committee established overall threshold, target and maximum annual incentive opportunities for Messrs. Emery, Calder and Martinez and Ms. Schaefer, expressed as a percentage of each executive’s base salary, as follows:

	2007 Annual Incentive Opportunity
	Threshold		Target		Maximum

Name	(%)	($)	(%)	($)	(%)	($)

Mr. Emery	50.0	237,500	100.0	475,000	150.0	712,500
Mr. Calder	37.5	106,875	75.0	213,750	112.5	320,625
Mr. Martinez	37.5	140,625	75.0	281,250	112.5	421,875
Ms. Schaefer	37.5	127,500	75.0	255,000	112.5	382,500
          Additionally, the maximum annual incentive opportunity established for Mr. Schroeder was 50.0% of his base salary.
          For 2007, the annual cash incentive amount awarded to Messrs. Emery, Calder and Martinez and Ms. Schafer was subject to a number of criteria, including:
•	Our company achieving certain levels of Adjusted EBITDA for 2007;

•	Our company achieving certain levels of Adjusted EPS for 2007; and

•	The individual achieving certain individual, business unit and/or departmental performance goals in 2007, as determined by the Compensation Committee.

          The threshold, target and maximum amounts for the two financial measures (Adjusted EBITDA and Adjusted EPS) for 2007 were as follows:

	Threshold	Target	Maximum
Financial Measure	($)	($)	($)

Adjusted EBITDA	47.5 million	50.0 million	52.5 million
Adjusted EPS	(0.03)	(0.02)	(0.01)
          For 2007, the Compensation Committee, in consultation with our CEO, reviewed and approved the performance criteria and weighting of those criteria for each eligible executive. The weightings of the performance criteria may vary among the eligible executives by position due to functional accountability, responsibility and other factors the Compensation Committee deems relevant. For 2007, weightings for Messrs. Emery, Calder and Martinez and Ms. Schaefer were as follows:

			Individual/
			Business Unit/
			Departmental
	Adjusted EBITDA	Adjusted EPS	Performance Goals
Name	(%)	(%)	(%)

Mr. Emery	60	20	20
Mr. Calder	60	20	20
Mr. Martinez	40	—	60
Ms. Schaefer	60	20	20
          For Messrs. Emery, Calder and Martinez and Ms. Schaefer, the Compensation Committee reviewed in February 2008 the levels of Adjusted EBITDA and Adjusted EPS we had achieved for 2007 and the success of each of those NEOs in achieving individual, business unit and/or departmental performance goals in 2007. Based that review:
•	We achieved Adjusted EBITDA of $51.1 million, an amount in excess of 102% of the Adjusted EBITDA financial target amount as established by the Compensation Committee. The Compensation Committee, however, elected to cap the calculation amount for the Adjusted EBITDA financial factor at $50.0 million, the Adjusted EBITDA financial target amount as established by the Compensation Committee, resulting in 66.7% of the maximum potential payout for that financial factor being earned.

•	We achieved Adjusted EPS of $0.03, an amount in excess of the Adjusted EPS maximum amount as established by the Compensation Committee, resulting in 100% of the potential payout for that financial factor being earned.

•	The Compensation Committee determined the individual/departmental goal achievements for NEOs as follows: Mr. Emery — 95%; Mr. Calder — 95%; Mr. Martinez — 60%; and Ms. Schaefer — 95%.
          For Mr. Schroeder, annual cash incentives for 2007 existed in the form of a bonus available based on achieving individual and/or departmental performance goals in 2007, as determined by Mr. Emery. Based on Mr. Emery’s determination, Mr. Schroeder earned a bonus amount of $52,000 for 2007.
          For 2007 annual cash incentives bonus amounts to be paid in 2008, as an incentive to increase our NEOs’ ownership of our common stock, we offered our NEOs the opportunity to take some or all of their bonus in shares of our common stock in lieu of cash. If an executive elected to receive shares of our common stock in lieu of cash, he or she received shares having a market value equal to 125% of the cash they would have otherwise received. We believe this 25% conversion premium was an appropriate incentive to reward executives who chose to receive shares in lieu of cash. For example:
•	If an executive’s cash bonus payment would have been $50,000 and they elected this shares-in-lieu-of-cash option for the entire amount of their bonus, he or she would receive $62,500 of shares.

•	The dollar value of shares to be received is divided by a conversion price as determined by the Compensation Committee in order to determine the number of shares each officer receives.
The Compensation Committee has established a policy of using the average closing price for the company’s common stock for the first and second full calendar weeks of January of the following calendar year (that is, 10 trading days) as the stock price to use for the conversion of the cash value of each NEO’s bonus to a number of shares to be received. For 2007 cash bonus amounts converted to shares, the conversion price used was $7.56, representing the average closing price for the company’s common stock for the period January 7, 2008 through January 18, 2008. Shares issued under this shares-in-lieu-of-cash bonus option are 100% vested when issued.
          For 2007, cash bonus amounts earned by each of the NEOs under the annual cash incentives program as described above were as follows:

		Cash Bonus
	Cash Bonus	as a
	Amount	Percentage of
	Earned	Base Salary
Name	($)	(%)

Mr. Emery	562,875	118.5
Mr. Calder	253,294	88.9
Mr. Martinez	264,375	70.5
Ms. Schaefer	302,175	88.9
Mr. Schroeder	52,000	20.0
          Messrs. Emery, Calder and Martinez and Ms. Schaefer elected to take all of their earned cash bonus in shares of our common stock, in accordance with the shares-in-lieu-of-cash bonus provisions explained above. As a result, in February and March 2008 we paid cash and shares-in-lieu-of-cash bonus amounts for 2007 to our NEOs as follows:

		Shares In Lieu of
	Cash Bonus	Cash Bonus
Name	($)	(#)

Mr. Emery	—	93,068
Mr. Calder	—	41,881
Mr. Martinez	—	43,713
Ms. Schaefer	—	49,963
Mr. Schroeder	52,000	—
Long-Term Incentives
          For Messrs. Emery, Calder and Martinez and Ms. Schaefer, the long-term incentive component of executive compensation is targeted toward providing rewards for long-term performance. The Compensation Committee believes that long-term incentives are important to motivate and reward our executives and employees for maximizing stockholder value. Long-term incentives are provided primarily by grants of stock options and/or stock under our 2004 Incentive Stock Plan, which is administered by the Compensation Committee. The purpose of our 2004 Incentive Stock Plan is to assist us in recruiting and retaining key employees, by enabling such persons to participate in the future success of our company, and to align their interests with those of our stockholders.
          Specific written performance objectives for long-term incentives are established annually and approved by the Compensation Committee, in consultation with our CEO. For these objectives, the Compensation Committee reviews actual performance (generally in February following the performance year) in order to determine the actual amount of the long-term incentive grant that has been earned. The Compensation Committee has the ability to apply discretion to increase or decrease the actual amount calculated as earned resulting from the relative achievement of performance objectives. Discretion may be applied in the case of significant business disruption, unusual business events or conditions, or other factors the Compensation Committee deems relevant.
          For 2007, the Compensation Committee approved maximum long-term stock-based incentive compensation amounts for Messrs. Emery, Calder and Martinez and Ms. Schaefer. The stock-based compensation amounts consisted of performance-based shares of our common stock. The stock-based incentive compensation total award amounts consisted of two parts:
•	annual equity grant amounts for 2007 and

•	multi-year program equity grant amounts for the three-year period 2007-2009.
          We have not issued stock options to any of our NEOs since our IPO in December 2004.

Establishing 2007 Award Amounts
          The process in establishing the number of shares awarded as stock-based compensation to each officer as an annual equity grant amount and multi-year program equity grant amount involved four steps, as follows:
•	First, based on benchmarking data as supplied by FPL, we computed the total maximum annual dollar value of stock-based compensation award (combined annual equity grant and one year of multi-year program equity grant) amount as a percentage of each officer’s January 1, 2007 base salary. Applicable percentages and the resulting maximum annual dollar value amounts were as follows:

		Percentage of Base
		Salary Used to
	January 1, 2007	Compute Maximum	Maximum Annual
	Base Salary	Annual Dollar Value	Dollar Value
Name	($)	(%)	($)

Mr. Emery	475,000	225.0	1,068,750
Mr. Calder	285,000	112.5	320,625
Mr. Martinez	375,000	60.0	225,000
Ms. Schaefer	340,000	112.5	382,500
In designing the percentage of base salary used to compute the maximum annual dollar value amount above, the Compensation Committee took into consideration the amount and type of existing equity incentive opportunities for the NEOs, specifically an award grant of 150,000 shares of our common stock to Mr. Martinez in 2006 that has time-based vesting (that is, vests based on continuous employment with us) over the five-year vesting period.
•	Second, for each officer, the total maximum annual dollar value was split between (a) annual equity grant amounts and (b) multi-year program equity grant amounts. Based on recommendations from FPL, the applicable splits for each officer were as follows:

			One Year of Multi-Year Program
	Annual Equity Grant		Equity Grant
Name	(%)	($)	(%)	($)

Mr. Emery	60	641,250	40	427,500
Mr. Calder	60	192,375	40	128,250
Mr. Martinez	—	—	100	225,000
Ms. Schaefer	60	229,500	40	153,000
•	Third, since the multi-year program equity grant was designed to cover a three-year period (2007-2009), the “One Year of Multi-Year Program Equity Grant” amounts in the table above were multiplied by three to obtain a total maximum multi-year program equity grant dollar amount for the three-year period (2007-2009). As a result, the total maximum dollar values for the combination of (a) the annual equity grant and (b) all three years of the multi-year program equity grant were as follows:

			Total Maximum
		Three Years of	Dollar Value of
	Annual Equity	Multi-Year Program	Stock-Based
	Grant	Equity Grant	Compensation
	(2007)	(2007-2009)	Awards
Name	($)	($)	($)

Mr. Emery	641,250	1,282,500	1,923,750
Mr. Calder	192,375	384,750	577,125
Mr. Martinez	—	675,000	675,000
Ms. Schaefer	229,500	459,000	688,500
•	Fourth, for each officer, the Total Maximum Dollar Value of Stock-Based Compensation Awards amount listed above was then converted to a maximum total number of shares to be awarded by dividing (a) the total maximum dollar value amount by (b) $13.96, the closing price of our common stock on NASDAQ on December 31, 2006 (the last trading day in the year ended December 31, 2006). Based on this conversion, the maximum number of shares to be awarded to each officer was as follows:

	Annual Equity	Multi-Year Program
	Grant	Equity Grant	Total
Name	(#)	(#)	(#)

Mr. Emery	45,935	91,869	137,804
Mr. Calder	13,780	27,560	41,340
Mr. Martinez	—	48,352	48,352
Ms. Schaefer	16,440	32,880	49,320
Determining Amounts of 2007 Awards Earned
          The actual long-term incentive compensation award earned by each officer was subject to a number of factors:
•	With regard to each officer’s annual equity grant amount, those factors included:
•	A portion of the award amount was earned based on our common stock performance in calendar year 2007 relative to the Russell 2000 stock index total return in calendar year 2007. Under this performance criterion, an individual earned a portion of his or her total potential award amount if our stock performance for 2007 was 80% or greater than the performance of the Russell 2000 stock index. The individual earned less than the full portion amount of his or her award amount if our stock performance was less than 120% of the Russell 2000 stock index’s performance, and earned no award under this performance criterion if our stock performance was less than 80% of the Russell 2000 stock index’s performance.

•	A portion of the award amount was earned based on the individual achieving certain individual, business unit and/or departmental performance goals in 2007, as determined by the Compensation Committee.

Weightings for Messrs. Emery, and Calder and Ms. Schaefer for the 2007 annual equity grant amounts were as follows:

		Individual/
		Business Unit/
	Relative Common	Departmental
	Stock Performance	Performance Goals
Name	(%)	(%)

Mr. Emery	75.0	25.0
Mr. Calder	75.0	25.0
Ms. Schaefer	50.0	50.0
•	With regard to each officer’s multi-year program equity grant amount, those factors included:
•	A portion of the award amount may be earned based on our common stock performance in the three-year period 2007-2009 relative to the total return of a relevant stock index, as designated by the Compensation Committee, for the three-year period 2007-2009. Under this performance criterion, an individual may earn a portion of his or her total potential award amount if our stock performance for the three-year period 2007-2009 was 80% or greater than the performance of a relevant stock index designated by the Compensation Committee. The individual will earn less than the full portion amount of his or her award amount if our stock performance for the three-year period 2007-2009 is less than 120% of the designated index’s performance, and will earn no award under this performance criterion if our stock performance for the three-year period 2007-2009 is 80% or less of the designated index’s performance.

•	A portion of the award amount may be earned based on our common stock absolute performance in the three-year period 2007-2009. Under this performance criterion, an individual may earn a portion of his or her total potential award amount if our stock performance for the three-year period 2007-2009 exceeds a threshold compounded annual return for the three-year period 2007-2009. The individual will earn less than the full portion amount of his or her award amount if our stock performance for the three-year period 2007-2009 is less than a maximum compounded annual return, and will earn no award under this performance criterion if our stock performance for the three-year period 2007-2009 is less than the threshold compounded annual return.

•	A portion of the award amount is time-based (that is, award amounts may be earned based on continuous employment with us over the vesting period).

Weightings for Messrs. Emery, Calder and Martinez and Ms. Schaefer for the 2007-2009 multi-year program equity grant amounts are as follows:

	Relative Common	Absolute Common
	Stock Performance	Stock Performance	Time-Based
Name	(%)	(%)	(%)

Mr. Emery	37.5	37.5	25.0
Mr. Calder	37.5	37.5	25.0
Mr. Martinez	50.0	50.0	—
Ms. Schaefer	37.5	37.5	25.0
          For the 2007 annual equity grant amounts, based on our common stock’s actual performance and the Compensation Committee’s assessment of each NEO’s achievement of individual/departmental performance goals:
•	Our common stock decreased 29.7% in 2007 and the Russell 2000 stock index decreased 2.7%. Therefore, our common stock performance was not at least 80% of the Russell 2000’s performance. As a result, none of the potential payout for that financial factor was earned (that is, the NEOs earned no shares for 2007 under the relative common stock performance factor).

•	The Compensation Committee determined the individual/business unit/department goal achievements for NEOs as follows: Mr. Emery — 85%; Mr. Calder — 95%; Mr. Martinez — 60%; and Ms. Schaefer — 95%.
          In February 2008, we issued the following number of shares of our common stock as long-term incentives earned for 2007 under the annual equity grants as described above: Mr. Emery — 9,761 shares; Mr. Calder — 3,273 shares; and Ms. Schaefer — 7,809 shares.
          Additionally, we awarded 10,000 shares of our common stock to Mr. Schroeder in April 2007. These shares vest based on continued employment with us in 2,000-share increments on April 1 of 2008, 2009, 2010, 2011 and 2012.
Vesting of Awards
          The shares earned under the awards under the 2007 annual equity grant and multi-year program equity grant vest as follows:
•	For annual equity grant amounts, shares earned vest 1/3 on issuance; 1/3 on December 31, 2008; and 1/3 on December 31, 2009.

•	For multi-year equity grant amounts, shares earned vest 1/2 on December 31, 2009 and 1/2 on December 31, 2010.
          Shares issued in February 2008 for Messrs. Emery and Calder and Ms. Schaefer, as described above, vest as follows:

	Mr. Emery	Mr. Calder	Ms. Schaefer
	Amounts	Amounts	Amounts
Vesting	Vesting	Vesting	Vesting
Date	(#)	(#)	(#)

2/25/08	3,254	1,091	2,603
12/31/08	3,254	1,091	2,603
12/31/09	3,253	1,091	2,603
          Vesting of the shares awarded under these programs is affected by certain termination events as follows:
•	For shares granted under the 2007 annual equity grant program, vesting of the shares will accelerate upon a termination of the officer by the company without cause, a termination by the officer for good reason, death or disability, or a change in control of the company. Officers will forfeit all unvested annual equity grant awards upon termination by the company with cause or a voluntary termination by the officer without good reason.

•	For shares granted under the 2007-2009 multi-year equity grant program, vesting of the shares will accelerate upon a termination of the officer by the company without cause, a termination by the officer for good reason, death or disability, or a change in control of the company. From January 1, 2007 through December 31, 2008, individuals would be entitled to a pro-rated amount of awards with respect to the relative and absolute common stock performance portions of their grant based on the company’s performance up until the time of the triggering termination event. After December 31, 2008, the relative and absolute common stock performance would be assessed, projected out through December 31, 2009, and the corresponding number of awards would be deemed earned had the program lasted through December 31, 2009. Awards with respect to time-based shares would at all times be deemed fully vested upon a change in control of the company. Officers will forfeit all unvested multi-year equity grant program awards upon termination by the company with cause or a voluntary termination by the officer without good reason.
Grant Valuation Parameters
          When awarding stock to Messrs. Emery, Calder and Martinez and Ms. Schaefer, we first establish a dollar value of the maximum equity-based compensation potential that we want to provide to the employee in the form of stock over the vesting period. On the date of the grant, we divide the total maximum equity-based compensation potential by the per share fair value of our common stock as of the close of the prior fiscal year. Although we use what we consider to be a reasonable approach in determining the number of shares of common stock to award to these NEOs, the ultimate value to these NEOs of the shares awarded only becomes clear when (a) performance conditions related to earning the award are met or not met and (b) the future fair value of the shares earned is known.
          The shares of stock we award under long-term incentive plans ultimately may be worth much more or less than the maximum equity-based compensation potential we computed when the shares were awarded. As a result, we do not consider realizable gains from prior stock grants when setting new stock grant amounts. We do not believe it is a fair practice to offset current compensation by realized and unrealized gains several years after the grants have been issued. Our goal is that the ultimate value realized by the NEO from stock grants exceeds our initial estimate of total maximum equity-based compensation potential that we awarded, because value realized by the NEO in excess of the award date total maximum equity-based compensation potential is also realized by all of our other stockholders that held our common stock over that time period. We believe that limiting potential upside on stock value gains would undermine incentives for our NEOs when focusing on long-term results.

Stock Ownership Guidelines
          We believe that stock ownership by our NEOs is desirable for aligning management’s long-term interests with those of our stockholders. We have not, however, established formal or fixed stock ownership guidelines for our NEOs.
Other Compensation
          We offer certain other perquisites and personal benefits to our NEOs. These perquisites and personal benefits are reflected in the relevant tables and narratives which follow. In addition, the executives may participate in company-wide plans and programs such as our 401(k) plan (including a company match); group health and welfare plans; group accidental death and dismemberment insurance and life insurance; and health care and dependent care spending accounts, in accordance with the terms of the programs.
          We do not provide our NEOs defined benefit or supplemental executive retirement plans.
Nonqualified Deferred Compensation Plan
          In addition to a qualified 401(k) plan, we maintain a deferred compensation plan for certain executives (including our NEOs) by depositing amounts into a trust for the benefit of the participating employees. The deferred compensation plan offers these executives the opportunity to defer payment and income taxation of a portion of their base salary and/or annual cash incentives. The Compensation Committee believes that offering this plan to executives is critical to achieve the objectives of attracting and retaining talent, particularly because we do not offer a defined benefit pension plan.
          A participant may elect to defer up to 100% of annual base salary and/or annual cash incentives. Participants must make deferral elections in the election period which is prior to the beginning of the plan year in which the related compensation is earned. Such elections are irrevocable for the entire plan year, and the participants may only change the elections for compensation earned in subsequent plan years during the annual election period.
          We make the following employer contributions to our deferred compensation plan:
•	Mandatory annual matching contributions to the plan for each participant equal to the lesser of (a) 4% of the participant’s base salary or (b) the participant’s annual deferrals to the plan. Matching contributions are reduced by the maximum amount of matching contributions the executive was eligible to receive in our 401(k) plan for the fiscal year.

•	Discretionary annual profit-sharing contributions equal to up to 150% of the annual matching contribution.
Matching and profit-sharing contributions vest based on a participant’s years of service with us or our predecessor company, with pro-rata vesting over a period of five years of service.
          Amounts in the deferred compensation plan’s trust earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by the participants, and consist of our common stock and mutual funds. The plan provides participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (or losses) based on the performance of benchmark investment funds or our common stock from which participants may select. Currently, the plan offers a choice of ten benchmark investment funds which are identified in the narrative following the Nonqualified Deferred Compensation table, below.
          The market value of a NEO’s deferred compensation account is not considered when setting their other current compensation. The compensation earned and deferred was already reviewed and analyzed based on the above described compensation philosophy and policies at the time the compensation was awarded. Had the executive officer instead elected to receive a payout of the compensation earned, and then invested those amounts externally, we would not have considered external investment experience when considering the amount by which we should compensate the executive officer. Thus, we do not believe it is either proper or necessary to consider the value of the executive officer’s deferred compensation account just because it is held in a plan we sponsor. See the Nonqualified Deferred Compensation table and accompanying narrative below for additional information on our deferred compensation plan.
Tax Deductibility of Compensation
          Section 162(m) of the Internal Revenue Code generally limits the deductibility on our tax return of compensation over $1 million to any of our officers unless the compensation is paid pursuant to a plan that is performance-related, non-discriminatory and has been approved by our stockholders. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted. The Compensation Committee has the authority to award compensation in excess of the $1 million limit, regardless of whether that compensation will be deductible, if the Compensation Committee determines in good faith that the compensation is appropriate to incentivize and compensate the recipient.
Employment Agreements
          We have entered into an employment agreement with each of our NEOs. The agreements were entered into on December 20, 2004 and continued through December 20, 2007. Each of the employment agreements provides for a one-year extension at its ending date, unless either we or the NEO provides at least 120 days notice of non-renewal. As a result, each of the NEOs’ employment agreements is in a one-year extension period as of December 31, 2007. The form of employment agreement is substantially identical for all of our NEOs; that form of agreement was filed as Exhibit 10.5 to our Form S-1 filed with the SEC on August 12, 2004.
          The material terms in each agreement are as follows:
•	Base salaries subject to annual review and periodic increases, if any, as determined by the Compensation Committee.

•	Annual bonus eligibility based on criteria determined by the Compensation Committee.

•	Eligibility to participate in our benefit plans at identical participation costs offered to all of our employees eligible to participate in those plans.

•	Eligibility to have business expenses reimbursed, subject to reimbursement policies to which all of our employees are subject equally.

•	Severance payment due under various termination scenarios.

•	Covenants for the applicable NEO not to compete with us.
          See “Potential Payment Upon Termination or Change of Control” below for a discussion of certain severance payments applicable under these agreements.
Change of Control and Severance Payments
          Change of control provisions applicable to our NEOs are either “single trigger,” meaning that the change of control event alone triggers either a payment or an acceleration of certain rights, or “double trigger,” meaning that the change of control coupled with either (a) the officer’s termination from service or (b) the officer’s resignation for “good reason” (as that term is defined in the employment agreement) within a certain period of the time before or after the change of control triggers the payment or accelerated right.
          The change of control provision in each NEO’s employment agreement for the payment of severance is a double trigger. A double trigger for severance payments was selected because, unless the NEO’s employment is terminated after the change of control, his or her cash compensation in the form of salary and annual bonus would continue from the acquiring entity, which is what the severance payment is based upon and intended to replace. See the “Potential Payment Upon Termination or Change of Control” discussion below for additional information on these severance payments. The payment amounts reflect our belief that it is difficult for senior managers to find comparable employment opportunities in a short period of time, particularly after experiencing a termination that was beyond their control.
          The change of control provisions in our stock option and stock grant agreements with time-based vesting are single trigger, reflecting our intent that the NEOs have the ability to use those shares to vote upon any proposed transaction.
          Under the employment agreements, we have agreed to make an additional tax gross-up payment to the executive if any amounts paid or payable to the executive would be subject to the excise tax imposed on certain so-called “excess parachute payments” under Section 4999 of the Internal Revenue Code. However, if a reduction in the payments and benefits of $25,000 or less would render the excise tax inapplicable, then the payments and benefits will be reduced by such amount, and we will not be required to make the gross-up payment.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION
SUMMARY COMPENSATION TABLE
     The following Summary Compensation Table shows the compensation in 2007 and 2006 for our Chief Executive Officer (Principal Executive Officer), our Chief Financial Officer (Principal Financial Officer), and our other three most highly compensated executive officers.

					Non-Equity
				Option	Incentive Plan	All Other
			Stock Awards	Awards	Compensation	Compensation
		Salary	(1)(3)	(2)(3)	(4)	(5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

John Emery	2007	475,000	678,019	545,598	562,875	37,102	2,298,594
Chief Executive Officer (Principal Executive Officer)	2006	416,000	274,534	562,556	301,600	18,675	1,573,365

James A. Calder	2007	285,000	224,509	155,885	253,294	27,072	945,760
Chief Financial Officer (Principal Financial Officer)	2006	260,000	128,697	160,728	188,500	11,608	749,533

Hernan R. Martinez	2007	375,000	521,475	233,829	264,375	69,737	1,464,416
President of Development Division	2006	375,000	463,246	241,095	150,000	31,304	1,260,245

Kimberly K. Schaefer	2007	340,000	255,990	155,885	302,175	28,215	1,082,265
Chief Operating Officer	2006	310,000	153,440	160,728	224,750	8,534	857,452

J. Michael Schroeder	2007	257,308	20,070	116,915	52,000	24,622	470,915
General Counsel and Corporate Secretary	2006	250,000	—	120,548	50,000	9,231	429,779

(1)	Stock Award amounts reported in the table above for 2007 consist of the following items:

Stock Award					Mr.
Component	Mr. Emery	Mr. Calder	Mr. Martinez	Ms. Schaefer	Schroeder

Annual Equity Grant — Relative Common Stock Performance:
Amount expensed ($)	249,804	74,939	—	59,603	—
Shares earned (#)	—	—	N/A	—	N/A

Annual Equity Grant — Performance Goals:
Amount expensed ($)	50,148	15,048	—	35,892	—
Shares earned (#)	3,254	1,091	N/A	2,603	N/A

Multi-Year Program Equity Grant — Relative/Absolute Common Stock Performance:
Amount expensed ($)	149,592	44,870	104,981	53,535	—
Shares earned (#)	To be determined at 12/31/09	To be determined at 12/31/09	To be determined at 12/31/09	To be determined at 12/31/09	N/A

Multi-Year Program Equity Grant — Time-Based:
Amount expensed ($)	87,756	26,328	—	31,416	—
Shares earned (#)	—	—	—	—	N/A

Other Time-Based:
Amount expensed ($)	—	—	350,400	—	20,070
Shares earned (#)	N/A	N/A	30,000	N/A	1,500

Incremental value for electing to receive stock in lieu of cash bonus (see Note (4) below):
Amount expensed ($)	140,719	63,324	66,094	75,544	—
Shares earned (#)	18,614	8,376	8,743	9,993	N/A

Totals:
Amount expensed ($)	678,019	224,509	521,475	255,990	20,070
Shares earned (#)	21,868	9,467	38,743	12,596	1,500
Under generally accepted accounting principles, the fair value amounts of our grants of stock awards are determined at their grant dates. That fair value amount as of the grant date is then expensed ratably over the vesting period of the stock awards. For stock awards subject to a market condition (for example, having our common stock’s total return meet certain levels relative to a market index or designated absolute performance levels), the amount we record as expense on our financial statements (and which is included as a portion of Stock Awards in the table above) is based on the value assigned to the stock award at its grant date; that value is then recorded as expense regardless of whether each of the stock awards has any intrinsic value to the executive (that is, whether or not the executive earns any portion of the award based on the actual performance of our common stock in relation to the relevant market condition).

For example:

•	The table above includes amounts for Annual Equity Grant — Relative Common Stock Performance. Those awards were eligible to be earned based on our common stock performance in calendar year 2007 relative to the Russell 2000 stock index total return in calendar year 2007. Those stock awards were market condition awards, as explained in the paragraph above. Based on our common stock’s performance in 2007, the executives did not earn any shares under this portion of the annual equity grant. In accordance with generally accepted accounting principles, however, we expensed amounts for these market condition stock awards. Amounts expensed for these awards (and reflected as a component of the Stock Awards amount in the tables above) for which no shares were or will be earned are as follows: Mr. Emery — $249,804; Mr. Calder — $74,939; and Ms. Schaefer — $59,603.

•	The table above includes amounts for Multi-Year Program Equity Grant — Relative/Absolute Common Stock Performance. Those awards were eligible to be earned based on our common stock performance in the three-year period 2007-2009 relative to the Russell 2000 stock index total return and in absolute terms. Those stock awards are also market condition awards. In accordance with generally accepted accounting principles, however, we will expense (and include as a part of the Stock Awards values in the table above) amounts for these market condition stock awards during the three-year period 2007-2009, regardless of the amount of shares, if any, the executives earn on these awards. The shares, if any, the executives may earn will not be determined until the end of 2009
(2)	Under generally accepted accounting principles, the fair value amounts of our grants of option awards are determined at their grant date. That full value amount as of the grant date is then expensed ratably over the vesting period of the options. The amount we record as expense on our financial statements (and which is listed as Option Awards in the table above) is based on the value assigned to the options at the grant date; that value is then recorded as expense regardless of whether the options ever have any intrinsic value to the executive (that is, whether or not the price of our common stock ever exceeds the option exercise price).

For example, all of the option awards we have recorded as expense for our NEOs (and reflected under Option Awards in the table above) relate to stock options we granted to our NEOs in December 2004. Because those options were subject to a three-year vesting period, we recognized expense related to those options in 2004, 2005, 2006 and 2007. The exercise price for all of those options is $17.00 per share. For all of 2006 and 2007, however, our common stock traded at values below $17.00 per share. As a result, at no time in 2006 or 2007 did the stock options awarded to our NEOs in 2004 have any intrinsic value to those NEOs.

(3)	The value reported for Stock Awards and Option Awards for each executive is the aggregate cost recognized in our financial statements for such awards. These values can include the cost in a year for awards granted in prior years. The costs for awards made during 2007 and 2006 were determined in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), and the costs for awards made prior to 2006 were determined in accordance with the modified prospective transition method under SFAS 123(R). The assumptions for making the valuation determinations are set forth in the footnote or footnote sections to our financial statements captioned “Stock Based Compensation” or “Share-Based Compensation” in each of our Forms 10-K for the fiscal years 2004 through 2007. For additional information on these awards, see the Grants of Plan-Based Awards table, below.

(4)	This column includes amounts earned under our annual cash incentives bonus plan for 2007, as discussed in the Compensation Discussion and Analysis above. For 2007 annual cash incentives bonus amounts to be paid in 2008, we offered our NEOs the opportunity to take some or all of their bonus in shares of our company’s common stock in lieu of cash. If an executive elected to receive shares, they received shares having a market value equal to 125% of the cash they would have otherwise received. Amounts shown in this column represent the cash bonus that each executive earned, regardless of whether the executive elected to take all or part of their cash bonus in the form of shares of our common stock; any incremental value as a result of an executive taking all or part of their bonus in the form of shares is included in the Stock Awards column (see Note (1) above). Cash and share amounts earned were paid in February and March 2008.

(5)	All Other Compensation consists of our contributions to executives’ accounts in our qualified 401(k) plan and our non-tax qualified deferred compensation plan, and personal benefits and perquisites consisting of housing allowances for certain executives. Pursuant to SEC rules, perquisites and personal benefits are not reported for any executive officer for whom such amounts were less than $10,000 in aggregate for the fiscal year. Our contributions to the deferred compensation plan are also reported in the Nonqualified Deferred Compensation table below.
The following table details the components of each executive’s All Other Compensation:

			Company
			Contributions to
		Company	Deferred
		Contributions to	Compensation	Housing
		401(k) Plan	Plan	Allowance	Total
Name	Year	($)	($)	($)	($)

Mr. Emery	2007	3,155	33,947	—	37,102
	2006	6,368	12,307	—	18,675
Mr. Calder	2007	3,365	23,707	—	27,072
	2006	1,608	10,000	—	11,608
Mr. Martinez	2007	3,565	36,172	30,000	69,737
	2006	3,173	10,823	17,308	31,304
Ms. Schaefer	2007	4,500	23,715	—	28,215
	2006	3,100	5,434	—	8,534
Mr. Schroeder	2007	4,357	20,265	—	24,622
	2006	5,000	4,231	—	9,231
Deferred Compensation
     Elective deferrals under our deferred compensation plan are reported in the Summary Compensation Table above in the columns that are associated with the type of compensation (that is, Salary or Non-Equity Incentive Plan Compensation) that is deferred. Company matching and profit-sharing contributions are included in the values reported in the All Other Compensation column, and are specifically identified in the Nonqualified Deferred Compensation table below and related text.

2007 GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-			Estimated Future Payouts Under Equity
			Equity Incentive Plan Awards (1)			Incentive Plan Awards (2)
									Grant Date
									Fair Value
									of Stock and
									Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Awards (3)
Name	Date	Type of Grant	($)	($)	($)	(#)	(#)	(#)	($)

		Annual Cash
Mr. Emery	N/A	Incentive	237,500	475,000	712,500	—	—	—

		Annual Equity
		Grant - Relative
		Common Stock
	3/5/2007	Performance	—	—	—	11,484	22,968	34,451	249,804

		Annual Equity
		Grant -
		Performance
	3/5/2007	Goals	—	—	—	3,828	7,656	11,484	150,440

		Multi-Year
		Program Equity
		Grant - Relative
		Common Stock
	3/5/2007	Performance	—	—	—	11,484	22,968	34,451	229,202

		Multi-Year
		Program Equity
		Grant -
		Absolute
		Common Stock
	3/5/2007	Performance	—	—	—	11,484	22,968	34,451	283,704

		Multi-Year
		Program Equity
		Grant - Time-
	3/5/2007	Based	—	—	—	22,967	22,967	22,967	300,868

		Annual Cash
Mr. Calder	N/A	Incentive	106,875	213,750	320,625	—	—	—	—

		Annual Equity
		Grant - Relative
		Common Stock
	3/5/2007	Performance	—	—	—	3,445	6,890	10.335	74,939

		Annual Equity
		Grant -
		Performance
	3/5/2007	Goals	—	—	—	1,148	2,297	3,445	45,129

		Multi-Year
		Program Equity
		Grant - Relative
		Common Stock
	3/5/2007	Performance	—	—	—	3,445	6,890	10.335	68,759

		Multi-Year
		Program Equity
		Grant -
		Absolute
		Common Stock
	3/5/2007	Performance	—	—	—	3,445	6,890	10.335	85,109

		Multi-Year
		Program Equity
		Grant - Time-
	3/5/2007	Based	—	—	—	6,890	6,890	6,890	90,259

		Annual Cash
Mr. Martinez	N/A	Incentive	140,625	281,250	421,875	—	—	—

		Multi-Year
		Program Equity
		Grant - Relative
		Common Stock
	3/5/2007	Performance	—	—	—	8,059	16,117	24,176	160,843

			Estimated Future Payouts Under Non-			Estimated Future Payouts Under Equity
			Equity Incentive Plan Awards (1)			Incentive Plan Awards (2)
									Grant Date
									Fair Value
									of Stock and
									Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Awards (3)
Name	Date	Type of Grant	($)	($)	($)	(#)	(#)	(#)	($)

		Multi-Year
		Program Equity
		Grant -
		Absolute
		Common Stock
	3/5/2007	Performance	—	—	—	8,059	16,117	24,176	199,089

		Annual Cash
Ms. Schaefer	N/A	Incentive	127,500	255,000	382,500	—	—	—

		Annual Equity
		Grant - Relative
		Common Stock
	3/5/2007	Performance	—	—	—	2,740	5,480	8,220	59,603

		Annual Equity
		Grant -
		Performance
	3/5/2007	Goals	—	—	—	2,740	5,480	8,220	107,682

		Multi-Year
		Program Equity
		Grant - Relative
		Common Stock
	3/5/2007	Performance	—	—	—	4,110	8,220	12,330	82,031

		Multi-Year
		Program Equity
		Grant -
		Absolute
		Common Stock
	3/5/2007	Performance	—	—	—	4,110	8,220	12,330	101,538

		Multi-Year
		Program Equity
		Grant - Time-
	3/5/2007	Based				8,220	8,220	8,220	107,682

		Annual Cash
Mr. Schroeder	N/A	Incentive	—	65,000	130,000	—	—	—
	4/1/2007	Time-Based	—	—	—	10,000	10,000	10,000	133,800

(1)	The amounts reported in the columns include potential payouts corresponding to the achievement of the threshold, target, and maximum performance objectives under our annual cash incentive plan, as discussed in the Compensation Discussion and Analysis above. The actual payments for performance under this plan for the fiscal year are reported in the Summary Compensation Table above.

(2)	The amounts reported in the columns include potential payouts corresponding to the achievement of the threshold, target, and maximum performance objectives for awards under our long-term incentive plan, as discussed in the Compensation Discussion and Analysis above. The actual award amounts earned for 2007 are also discussed in the Compensation Discussion and Analysis above.

(3)	The amount represents the grant date fair value is the value of Stock and Option Awards (that is, those made under an Equity Incentive Plan) granted in 2007 as determined in accordance with SFAS 123(R), disregarding that we recognize the value of the awards for financial reporting purposes over the service period of the awards. The grant date fair value shown is calculated based in the maximum potential future payout number of shares.
POTENTIAL PAYMENT UPON TERMINATION OR CHANGE OF CONTROL
     Our NEOs are eligible to receive certain termination and/or change in control payments and acceleration rights under certain of the compensation arrangements that they hold with us. These payments and acceleration rights are contained within the executive officers’ employment agreements, employee stock option stock grant agreements, and deferred compensation plan agreement.
Employment Agreements
     As noted previously, we have entered into employment agreement with our NEOs. The agreements cover the additional payments that would be due to these individuals in the following scenarios:

•	Termination of employment by us (1) in the event of death, (2) in the event of disability, (3) for cause, (4) without cause, or (5) due to non-renewal of an employment contract; and

•	Termination of employment by the executive (1) as a voluntary termination, (2) for good reason or (3) due to non-renewal of an employment contract.
The terms are substantially identical in each of the agreements, except with respect to certain multipliers for payouts, as explained below.
     We do not believe that we should pay our applicable NEOs any incremental compensation upon termination when the termination is by either choice or due to conduct that is potentially detrimental to our company. Thus, we do not provide any of our NEOs any incremental severance benefits other than any amounts already earned and accrued at the date of termination if the termination is voluntary (unless for good reason) or for cause.
     In the event of a termination by us without cause or by the executive for good reason, we provide severance benefits, as described more fully below. These amounts reflect our belief that it is difficult for senior managers to find comparable employment opportunities in a short period of time, particularly after experiencing a termination that was beyond their control.
Termination Events
     Severance payments under the above termination event scenarios are summarized below.
•	Death or Disability. The NEO would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated.

•	For Cause. The NEO would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date the executive’s employment was terminated for cause. Termination for “cause” is a termination due to:
•	the executive being convicted of, pleading guilty to, or confessing or otherwise admitting to any felony or any act of fraud, misappropriation or embezzlement;

•	an act or omission by the executive involving malfeasance or gross negligence in the performance of the executive’s duties and responsibilities to the material detriment of our company;

•	the executive breaching affirmative or negative covenants or undertakings described in the employment agreement, such as the agreement’s non-compete provisions; or

•	the executive violating our code of conduct if the consequence of such violation ordinarily would be a termination of their employment by us.
•	Without cause. The NEO would be entitled to receive, in lump sum payments:
•	an amount equal to 100% (200% in the case of Mr. Emery) of their then-current annual base salary and most recently paid annual bonus; and

•	an amount equal to 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates.
In the event of a termination by us without cause within 180 days prior to, or 18 months following, a change of control, then the multipliers for the severance benefits are increased to 200% (300% in the case of Mr. Emery). A change of control means the occurrence of any of the following events:
•	Any person or group acquires 30% or more of our stock;

•	The majority of the members of our Board of Directors changes in any two-year period;

•	A merger or sale of our company to another company or any sale or disposition of 50% or more of our assets or business; or

•	A merger or consolidation where our stockholders hold 60% or less of the voting power to vote for members of the Board of Directors of the new entity.
•	Non-renewal by company. The NEO would be entitled to receive the same benefits as for a termination without cause as described above.

•	Voluntary. The NEO would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated.

•	Good Reason. Termination by the executive for “good reason” is a termination due to:
•	A material reduction or, after a change of control, any reduction in the executive’s base salary or a material reduction in the executive’s opportunity to receive any annual bonus and stock option grants;

•	A material reduction in the scope, importance or prestige of the executive’s duties, responsibilities or powers at the company or the executive’s reporting relationships within the company;

•	Transferring the executive’s primary work site from the executive’s primary work site on the date the employment agreement was signed;

•	After a change of control, a change in the executive’s job title or employee benefit plans, programs and policies; or

•	A material breach or, after a change of control, any breach of the employment agreement.
In the event of one of these termination events for good reason, the NEO would be entitled to receive the same benefits as for a termination without cause as described above.
•	Non-renewal by the executive. The NEO would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated.
Conditions to Receipt of Payment
     The covenants within the employment agreements include various non-compete and non-solicitation provisions following a termination event, including the prohibition for a one-year period from:
•	competing with us within 50 miles of a location where we conduct or are planning to conduct our business;

•	inducing or attempting to induce any customers or potential customers from conducting business with us; or

•	hiring or attempting to hire our employees.
     In addition, the employment agreements prohibit the executive from using confidential information (meaning any secret, confidential or proprietary information possessed by the company relating to their businesses) that has not become generally available to the public,
Summary of Payments Due Under Different Termination Events
     Assuming a December 31, 2007 termination event by the executive or the company, including before or after a change in control as described above, payments would be as follows:

			Health and	Excise Tax
			Welfare	Gross-Up
	Salary Due	Bonus Due	Payment	Payment	Total Due
Name	($)	($)	($)	($)	($)

Mr. Emery
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	950,000	603,200	20,881	583,505	2,157,586
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	1,425,000	904,800	20,881	1,372,923	3,723,604
Mr. Calder
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	285,000	188,500	14,855	—	488,355
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	570,000	377,000	14,855	505,347	1,467,202
Mr. Martinez
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	375,000	150,000	14,855	—	539,855
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	750,000	300,000	14,855	1,021,661	2,086,516
Ms. Schaefer
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	340,000	224,750	24,966	220,091	809,807
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	680,000	449,500	24,966	658,495	1,812,961
Mr. Schroeder
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	260,000	50,000	32,764	—	342,764
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	520,000	100,000	32,764	287,790	940,554

Stock Option Agreements
          We have granted certain of the NEOs stock options pursuant to individual option agreements. Stock options are subject to vesting ratably over a three-year period from the date of grant. These stock options are, however, subject to accelerated vesting under certain termination event scenarios:
•	termination of the executive’s employment by the company without cause and

•	termination of the executive’s employment by the executive for good reason.
The definitions of “cause” and “good reason” are the same as described in the section captioned “Employment Agreements” above.
          If one of these termination events occurred, all of the NEO’s unvested stock options will be considered vested. As of December 31, 2007, all stock options held by our NEOs were fully vested; however, these options had exercise prices in excess $9.81, the closing price of our common stock on that date. As a result, assuming we experienced one of these termination events occurred on December 31, 2007, the NEOs would not realize any additional market value on the accelerated stock options.
Awards Under Stock Grant Agreements, Annual Equity Grants and Multi-Year Program Equity Grants
          We have granted certain of the NEOs shares of our common stock pursuant to individual grant certificates. These grants provide for an accelerated vesting of all unvested shares in the event, within 180 days prior to, or 18 months following, a change of control, of either (a) a termination by us without cause or (b) an executive’s resignation for good reason. Assuming we experienced either of those termination events on December 31, 2007, the market value realized on the accelerated stock grants for each of our NEOs would be as follows:

	Shares With
	Vesting	Value Realized
	Accelerated	on Vesting (1)
Name	(#)	($)

Mr. Emery	22,967	225,306
Mr. Calder	6,891	67,601
Mr. Martinez	120,000	1,177,200
Ms. Schaefer	8,220	80,638
Mr. Schroeder	10,000	98,100

(1)	The value realized is based on the closing price of our common stock on NASDAQ on December 31, 2007, which was $9.81.
          Also, the vesting of awards under the annual equity grants and multi-year program equity grants described in the Compensation Discussion and Analysis above are affected by certain termination events as follows:
•	For shares granted under the 2007 annual equity grant program, vesting of the shares will accelerate upon a termination of the officer by the company without cause, a termination by the officer for good reason, death or disability, or a change in control of the company. Officers will forfeit all unvested annual equity grant awards upon termination by the company with cause or a voluntary termination by the officer without good reason.

•	For shares granted under the 2007-2009 multi-year equity grant program, vesting of the shares will accelerate upon a termination of the officer by the company without cause, a termination by the officer for good reason, death or disability, or a change in control of the company. From January 1, 2007 through December 31, 2008, individuals would be entitled to a pro-rated amount of awards with respect to the relative and absolute common stock performance portions of their grant based on the company’s performance up until the time of the triggering termination event. After December 31, 2008, the relative and absolute common stock performance would be assessed, projected out through December 31, 2009, and the corresponding number of awards would be deemed earned had the program lasted through December 31, 2009. Awards with respect to time-based shares would at all times be deemed fully vested upon a change in control of the company. Officers will forfeit all unvested multi-year equity grant program awards upon termination by the company with cause or a voluntary termination by the officer without good reason.

          Assuming we experienced one of the termination events on December 31, 2007 that resulted in accelerated vesting described above for awards under the annual equity grants or multi-year equity grants, the additional market value realized on the accelerated stock grants for each of our NEOs would be as follows:

	Shares With
	Vesting	Value Realized
	Accelerated	on Vesting (1)
Name	(#)	($)

Mr. Emery	45,935	450,622
Mr. Calder	13,780	135,182
Ms. Schaefer	16,440	161,276

(1)	The value realized is based on the closing price of our common stock on NASDAQ on December 31, 2007, which was $9.81.
Deferred Compensation Plan
          Under the deferred compensation plan (see the Compensation Discussion and Analysis - Non-Qualified Deferred Compensation Plan above for more information on this plan), all of an NEO’s company matching and profit-sharing contributions from the company are subject to accelerated vesting upon the following termination events: a change of control of the company, or the NEO’s death or disability. The “change of control” provisions within the deferred compensation plan are equally applicable to all participants within the plan.
          Assuming a change in control or an executive’s death or disability under the deferred compensation plan at December 31, 2007, the market value to the applicable executive would be equal to the aggregate balances as presented in the Non-Qualified Deferred Compensation table below.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
          The following table shows information about outstanding equity awards that had been granted at December 31, 2007.

	Option Awards				Stock Awards
								Equity Incentive
							Equity Incentive	Plan Awards:
					Number of	Market	Plan Awards;	Market or
					Shares or	Value of	Number of	Payout Value of
	Number of	Number of			Units of	Shares or	Unearned	Unearned
	Securities	Securities			Stock	Units of	Shares, Units or	Shares, Units or
	Underlying	Underlying	Option		That Have	Stock That	Other Rights	Other Rights
	Unexercised	Unexercised	Exercise	Option	Not	Have Not	That Have Not	That Have Not
	Options	Options (1)	Price	Expiration	Vested (1)	Vested (2)	Vested (1)	Vested (2)
Name	(# Exer)	(# Unexer)	($)	Date	(#)	($)	(#)	($)

Mr. Emery	350,000	—	$17.00	12/20/2014	22,967	225,306	78,663	771,684
Mr. Calder	100,000	—	$17.00	12/20/2014	6,891	67,601	23,943	234,881
Mr. Martinez	150,000	—	$17.00	12/20/2014	120,000	1,177,200	48,352	474,333
Ms. Schaefer	100,000	—	$17.00	12/20/2014	8,220	80,638	32,469	318,521
Mr. Schroeder	75,000		$17.00	12/20/2014	10,000	98,100	—	—

(1)	The following table shows the vesting dates of the outstanding Option Awards and Stock Awards that were unvested as of December 31, 2007:

				Mr.	Ms.	Mr.
		Mr. Emery	Mr. Calder	Martinez	Schaefer	Schroeder
		Amounts	Amounts	Amounts	Amounts	Amounts
Award	Vesting	Vesting	Vesting	Vesting	Vesting	Vesting
Type	Date	(#)	(#)	(#)	(#)	(#)

Stock	1/1/08	—	—	30,000	—	—
Stock	2/25/08	3,254	1,091	—	2,603	—
Stock	4/1/08	—	—	—	—	2,000

				Mr.	Ms.	Mr.
		Mr. Emery	Mr. Calder	Martinez	Schaefer	Schroeder
		Amounts	Amounts	Amounts	Amounts	Amounts
Award	Vesting	Vesting	Vesting	Vesting	Vesting	Vesting
Type	Date	(#)	(#)	(#)	(#)	(#)

Stock	12/31/08	3,254	1,091	—	2,603	—
Stock	1/1/09	—	—	30,000	—	—
Stock	4/1/09	—	—	—	—	2,000
Stock	12/31/09	49,188	14,871	24,176	19,043
Stock	1/1/10	—	—	30,000	—	—
Stock	4/1/10	—	—	—	—	2,000
Stock	12/31/10	45,934	13,780	24,176	16,440
Stock	1/1/11	—	—	30,000	—	—
Stock	4/1/11	—	—	—	—	2,000
Stock	4/1/12	—	—	—	—	2,000

(2)	The Market Value is based on the closing price of our common stock on NASDAQ on December 31, 2007, which was $9.81.
OPTION EXERCISES AND STOCK VESTED
          The following table provides information for the NEOs on stock awards that vested during 2007 including (1) the number of shares acquired upon exercise and the value realized and (2) the number of shares acquired upon the vesting of restricted stock awards and the value realized. The value realized on exercise is based upon the closing market price of our common stock on the day of exercise of the shares underlying the options. The value realized on vesting is based upon the closing stock price of our common stock on the vesting date.

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized	Number of Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Mr. Emery	—	—	39,340	525,976
Mr. Calder	—	—	18,441	246,556
Mr. Martinez	—	—	50,000	692,500
Ms. Schaefer	—	—	21,987	293,966
Mr. Schroeder	—	—	—	—
PENSION BENEFITS
          We do not maintain a defined benefit pension plan or supplemental pension plan for our NEOs.
NONQUALIFIED DEFERRED COMPENSATION
          The following table discloses contributions, earnings, balances and distributions under our nonqualified deferred compensation plan for 2007.

	Executive	Registrant		Aggregate
	Contributions in Last	Contributions in Last	Aggregate Earnings in	Withdrawals/	Aggregate Balance at
	FY	FY	Last FY (1)	Distributions	Last FYE (2)
Name	($)	($)	($)	($)	($)

Mr. Emery	19,615	33,947	(470,776)	—	1,355,191
Mr. Calder	11,785	23,707	(45,170)	—	199,197
Mr. Martinez	19,365	36,172	12,944	—	117,375
Ms. Schaefer	34,408	23,715	(4,032)	—	81,200
Mr. Schroeder	10,385	20,265	2,941	—	59,828

(1)	The values in this column include aggregate notional earnings during 2007 of each NEO’s account in the deferred compensation plan. Aggregate notional earnings in this table are not reported in the Summary Compensation Table because they are based on market rates that are determined by reference to available benchmark investment alternatives offered under the Plan.

(2)	This column includes amounts of each NEO’s total deferred compensation plan account as of December 31, 2007. The following table reports the portion of the Aggregate Balance that was reported as base salary and bonus compensation in the Summary Compensation Tables in our prior year proxies since we became a public company on December 20, 2004.

Amounts that were
reported as compensation
in prior year proxies
Name	($)

Mr. Emery	2,107,692
Mr. Calder	232,693
Mr. Martinez	30,154
Ms. Schaefer	18,499
Mr. Schroeder	18,847
Narrative to the Nonqualified Deferred Compensation Table
          Accounts in the deferred compensation plan are credited with notional earnings based on the market rate of return of the available benchmark investment alternatives offered under the plan. The benchmark investment alternatives are indexed to traded mutual funds or our common stock, and each NEO may elect among the investment alternatives in increments of 1% of his or her account. The executive may make daily changes in his or her investment election for future deferrals, and may make monthly transfers of balances between the available investment alternatives. In 2007, the benchmark investments and their respective notional annual rates of return in the deferred compensation plan were as follows:

2007 Annual
Rate of Return
Benchmark Investment (Ticker Symbol)	(%)

Growth Fund of America (GFAFX)	11.0
Artisan International (ARTIX)	19.7
Baron Growth (BGRFX)	6.6
First Trust Institutional Money Market	3.4
PIMCO All Asset (PASAX)	7.9
Skyline Special Equities (SKSEX)	(9.9)
Van Kampen Growth & Income (ACGIX)	2.6
Vanguard Mid-Cap Index (VIMSX)	6.0
Vanguard S&P500 Index (VFINX)	5.4
Vanguard Total Bond Market Index (VBMFX)	6.9
Great Wolf Resorts, Inc. common stock (WOLF)	(29.7)
Earnings on deferred amounts solely represent appreciation (depreciation) of the market value of the available benchmark investment alternatives offered in the plan. We do not provide for a minimum return or guarantee a minimum payout amount for deferred amounts. Amounts held in the deferred compensation plan are “at risk” investments.
          Executives may receive a distribution of the vested portion of their deferred compensation plan accounts upon termination of employment (including retirement or disability) or, in the case of deferrals by the executive (and related notional earnings), upon a specified future date while still employed, as elected by the executive (an “ in-service distribution ”). Each year’s deferrals may have a separate distribution election. Distributions payable upon termination of employment may be elected as a (i) a lump sum cash payment or (ii) a series of annual cash installments payable over five years. In-service distributions may be elected by the executive as a single lump sum cash payment beginning not earlier than the third calendar year following the calendar year of the deferral. When the executive is a “key employee” for purposes of Section 409A of the Internal Revenue Code, any distribution payable on account of termination of employment will not occur during the six months following termination of employment. Typically, our NEOs are key employees.

DIRECTOR COMPENSATION
          The following table shows the compensation for services in fiscal 2007 for our non-employee directors. Our officers are not paid for their service as directors.

	Fees Earned		Option
	or Paid in	Stock Awards	Awards
	Cash	(1)(2)(3)	(1)(2)(3)	Total
Name	($)	($)	($)	($)

Joe Vittoria	78,813	9,723	14,983	103,519
Elan Blutinger	59,125	21,493	27,699	108,317
Randy Churchey	66,375	21,493	27,699	115,567
Michael Knetter	49,938	21,493	27,699	99,130
Alissa Nolan (4)	32,938	21,493	27,699	82,130
Ed Rensi	49,938	9,723	14,983	74,644
Howard Silver	67,000	21,493	27,699	116,192

(1)	The value reported for Stock Awards and Option Awards for each individual is the aggregate cost recognized in our 2007 financial statements for such awards. These values include the cost in 2007 for awards granted in prior years. The costs for awards made during 2007 and 2006 are determined in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), and the costs for awards made prior to 2006 are determined in accordance with the modified prospective transition method under SFAS 123(R). The assumptions for making the valuation determinations are set forth in the footnote or footnote sections to our financial statements captioned “Stock Based Compensation” or “Share-Based Compensation” in each of our Forms 10-K for the fiscal years 2004 through 2007.

(2)	The following table shows the number of outstanding Stock Awards and Option Awards held by each non-employee director as of December 31, 2007:

	Stock Awards		Option Awards
	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	(#)	(#)	(#)

Mr. Vittoria	—	3,519	2,500	5,000
Mr. Blutinger	1,000	5,519	10,834	1,666
Mr. Churchey	1,000	5,519	10,834	1,666
Mr. Knetter	1,000	5,519	10,834	1,666
Mr. Rensi	—	3,519	2,500	5,000
Mr. Silver	1,000	5,519	10,834	1,666
The following table shows the vesting dates of the outstanding Stock Awards and Option Awards that were unvested as of December 31, 2007:

		Mr.	Mr.	Mr.	Mr.	Mr.
		Vittoria	Blutinger	Churchey	Knetter	Rensi	Mr. Silver
		Amounts	Amounts	Amounts	Amounts	Amounts	Amounts
Award	Vesting	Vesting	Vesting	Vesting	Vesting	Vesting	Vesting
Type	Date	(#)	(#)	(#)	(#)	(#)	(#)

Stock	5/23/2008	—	1,000	1,000	1,000	—	1,000
Stock	5/30/2008	1,173	1,173	1,173	1,173	1,173	1,173
Option	6/3/2008	—	1,666	1,666	1,666	—	1,666
Option	11/20/2008	—	—	—	—	2,500	—
Option	11/21/2008	2,500	—	—	—	—	—
Stock	5/23/2009	—	1,000	1,000	1,000	—	1,000
Stock	5/30/2009	1,173	1,173	1,173	1,173	1,173	1,173
Option	11/20/2009	—	—	—	—	2,500	—
Option	11/21/2009	2,500	—	—	—	—	—
Stock	5/30/2010	1,173	1,173	1,173	1,173	1,173	1,173

(3)	The following table details the grants of Stock Awards and Option Awards to directors during 2007:

				Grant Date Fair Value of
		Stock Awards	Option Awards	Stock and Option Awards
Name	Grant Date	(#)	(#)	($)

Mr. Vittoria	5/30/2007	3,519	—	50,005
Mr. Blutinger	5/30/2007	3,519	—	50,005
Mr. Churchey	5/30/2007	3,519	—	50,005
Mr. Knetter	5/30/2007	3,519	—	50,005
Mr. Rensi	5/30/2007	3,519	—	50,005
Mr. Silver	5/30/2007	3,519	—	50,005

The grant date fair value is the value of Stock and Option Awards granted in 2007 as determined in accordance with SFAS 123(R), disregarding that we recognize the value of the awards for financial reporting purposes over the service period of the awards.

(4)	Ms. Nolan resigned from our Board of Directors effective July 9, 2007.
Narrative to the Director Compensation Table
          For 2007, the Compensation Committee engaged FPL Compensation Associates, an independent compensation consultant, to assist the Compensation Committee in reviewing fiscal year 2007 compensation for our directors. The consultant made recommendations to the Compensation Committee of appropriate levels and components of compensation for our directors, based upon a study of a competitive peer group of 11 public companies that compete with us for talent, investment dollars and/or business. That peer group included primarily companies that are focused on operating within the public consumer/leisure sector as the foundation for our compensation practices. Those peer group companies are ones considered to appeal to family-based, consumer leisure activities, including resorts/timeshares, gaming/entertainment and amusement parks. The peer group consisted of the following companies:

Bluegreen Corporation	Red Lion Hotels Corporation
Cedar Fair	Silverleaf Resorts, Inc.
Gaylord Entertainment Company	Six Flags, Inc.
ILX Resorts Incorporated	Steiner Leisure Limited
Isle of Capri Casinos, Inc.	Vail Resorts, Inc.
Nevada Gold & Casinos, Inc.
          Utilizing this process and benchmarking data, FPL recommended, and the Compensation Committee approved, director compensation for 2007 as follows:
•	Each of our independent directors received an annual retainer fee of $45,000 for services as a director. Also, our chairman received an additional annual fee of $25,000.

•	The chair of the audit committee received an additional annual fee of $17,500, and the chair of each other committee received an additional annual fee of $7,500.

•	Each member of the audit committee other than the chair received an additional annual fee of $12,500, and each member of each other committee other than the chairs received an additional annual fee of $3,750.

•	Directors who are employees of our company or our subsidiaries did not receive compensation for their services as directors.

•	Each independent director who is initially elected to our Board will receive options to purchase 7,500 shares of our common stock on the date of such initial election.

•	Independent directors will receive an equity amount of $50,000 in shares of our restricted common stock on the date of each annual meeting of our stockholders. The shares granted to independent directors will vest in thirds over a three-year period, beginning on the first anniversary of the date of the grant of the shares, subject to accelerated vesting only upon a change of control or if the director is removed from or is not nominated to stand for reelection to the Board.
     We reimburse directors for travel expenses to our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors of our company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON
COMPENSATION DECISIONS
     From January 1, 2007 to March 31, 2007, Messrs. Silver and Churchey and Ms. Nolan comprised the Compensation Committee. Effective April 1, 2007, Mr. Vittoria replaced Mr. Churchey on the Compensation Committee and effective July 1, 2007, Mr. Churchey replaced Ms. Nolan on the Compensation Committee. No member of the Compensation Committee was at any time during fiscal 2007 or at any other time an officer or employee of the company, and no member had any relationship with the company requiring disclosure as a related-party transaction in the section “Certain Relationships and Related Transactions.” In addition, no executive officer of the company has served on the board of directors or Compensation Committee of another entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during fiscal 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
OWNERSHIP OF OUR COMMON STOCK
     We summarize below the beneficial ownership of our common stock, as of March 14, 2008, except where noted, by (1) each person or group known by us to beneficially own more than five percent (5%) of our company’s common stock, (2) each of our directors, (3) each of our named executive officers and (4) all of our directors and our executive officers as a group. A person generally “beneficially owns” shares if he or she, directly or indirectly, has or shares either the right to vote those shares or dispose of them. Except as indicated in the footnotes to this table, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned. The number of shares beneficially owned by each person or group includes shares of common stock that such person or group had the right to acquire on or within 60 days after March 14, 2008, including, but not limited to, upon the exercise of options or the vesting of restricted stock. References to options in the footnotes of the table below include only options to purchase shares that were exercisable on or within 60 days after March 14, 2008 and references to restricted stock in the footnotes of the table below include only restricted stock that would vest and settle on or within 60 days after March 14, 2008. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the shares of common stock outstanding on March 14, 2008 plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 14, 2008. Unless otherwise indicated in the accompanying footnotes, all of the shares of our common stock listed below are owned directly, and the indicated person has sole voting and investment power. The address for each individual listed below is: c/o Great Wolf Resorts, Inc., 122 West Washington Avenue, Madison, WI 53703.

Name of Beneficial Owner	Shares Beneficially Owned
Officers and Directors	Number		Percentage
Joseph V. Vittoria	7,194	(1)	*
John Emery	952,936	(2)	3.0
Elan Blutinger	24,424	(3)	*
Randy L. Churchey	33,463	(3)	*
Michael M. Knetter	19,629	(3)	*
Edward H. Rensi	6,407	(1)	*
Howard A. Silver	19,353	(3)	*
James A. Calder	150,282	(4)	*
Alexander P. Lombardo	47,116	(5)	*
Hernan R. Martinez	321,074	(6)	1.0
Kimberly K. Schaefer	637,300	(7)	2.0
J. Michael Schroeder	115,367	(8)	*
All directors and executive officers as a group (12 persons)	2,334,545		7.4
Beneficial Holders in Excess of 5%

Baron Capital Group, Inc. 767 Fifth Avenue, 49th Floor New York, NY 10153	3,039,000	(9)	9.6

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94163	2,808,092	(10)	8.9

State of Wisconsin Investment Board 121 East Wilson Street Madison, WI 53707	2,148,420	(11)	6.8

Springbok Capital Management 130 East 59th Street 11th Floor New York, NY 10022	2,097,017	(12)	6.6

AXA Financial, Inc 1290 Avenue of the Americas New York, NY 10104	1,920,950	(13)	6.1

Hovde Capital Advisors, LLC 1826 Jefferson Place, N.W. Washington, D.C. 20036	1,730,974	(14)	5.5

*	Less than one percent of the outstanding shares of common stock.

(1)	Includes (a) 2,500 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan and (b) 3,519 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 1,173 in May 2008, 1,173 shares in May 2009 and 1,173 shares in May 2010.

(2)	Includes (a) 350,000 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan, (b) 22,967 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 11,484 shares in December 2009; and 11,483 shares in December 2010 and (c) 6,507 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 3,254 shares in December 2008 and 3,253 shares in December 2009. In addition, our deferred compensation plan holds 117,647 shares to pay obligations owed to Mr. Emery pursuant to that plan.

(3)	Includes (a) 10,834 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan, (b) 2,000 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 1,000 shares in May

2008; and 1,000 shares in May 2009 and (c) 3,519 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 1,173 in May 2008, 1,173 shares in May 2009 and 1,173 shares in May 2010.

(4)	Includes (a) 100,000 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan, (b) 6,891 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 3,441 shares in December 2009; and 3,445 shares in December 2010 and (c) 2,182 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 1,091 shares in December 2008 and 1,091 shares in December 2009. In addition, our deferred compensation plan holds 11,765 shares to pay obligations owed to Mr. Calder pursuant to the plan.

(5)	Includes (a) 40,000 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan, (b) 4,000 unvested shares restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 1,000 in August 2008; 1,000 in August 2009; 1,000 in August 2010; and 1,000 in August 2011 and (c) 2,500 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 500 in April 2008; 500 in April 2009; 500 in April 2010; 500 in April 2011 and 500 in April 2012.

(6)	Includes (a) 150,000 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan and (b) 90,000 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 30,000 shares in January 2009; 30,000 shares in January 2010; and 30,000 shares in January 2011.

(7)	Includes (a) 33,009 shares held jointly with Ms. Schaefer’s spouse, (b) 100,000 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan (c) 8,220 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 4,110 shares in December 2009; and 4,110 shares in December 2010 and (d) 5,206 unvested shares of restricted stock granted under our 2004 Incentive Stock Plan, vesting as follows: 2,603 shares in December 2008 and 2,603 shares in December 2009.

(8)	Includes (a) 75,000 shares issuable upon the exercise of vested options granted under our 2004 Incentive Stock Plan and (b) 10,000 unvested shares of restricted stock granted under our 2004 Stock Plan, vesting as follows: 2,000 shares in April 2008; 2,000 shares in April 2009; 2,000 shares in April 2010, 2,000 shares in April 2011 and 2,000 share in April 2012.

(9)	Based solely upon information provided in a Schedule 13-G/A filed with the SEC on February 14, 2008. Baron Capital Group, Inc. (“BCG”) owns beneficially in the aggregate 3,039,000 shares of common stock, of which it has sole voting and dispositive power with respect to none of such shares and shared voting and dispositive power over 2,964,000 and 3,039,000 shares, respectively. BCG is a parent holding company of BAMCO, Inc. (“BAMCO”), a registered investment advisor, and Baron Small Cap Fund (“BSCF”), a registered investment company. BAMCO and BSCF beneficially own 3,039,000 and 2,964,000, respectively, shares of common stock, of which they have sole voting and dispositive power with respect to none of such shares and shared voting power of 2,964,000 shares each and dispositive power of 3,039,000 and 2,964,000 shares respectively.

(10)	Based solely upon information provided in a Schedule 13-G filed with the SEC on February 4, 2008. Wells Fargo & Company owns beneficially in the aggregate 2,808,092 shares of common stock, of which it has sole voting and dispositive power with respect to 1,774,692 and 2,808,092, respectively.

(11)	Based solely upon information provided in a Schedule 13-G/Afiled with the SEC on February 8, 2008. State of Wisconsin Investment Board owns beneficially in the aggregate 2,148,420 shares of common stock, of which it has sole voting and dispositive power with respect to 2,148,420.

(12)	Based solely upon information provided in a Schedule 13-G/Afiled with the SEC on February 13, 2008. Springbok Capital Management, LLC owns beneficially in the aggregate 2,097,017 shares of common stock, of which it has sole voting and dispositive power with respect to 2,097,017.

(13)	Based solely upon information provided in a Schedule 13-G filed with the SEC on February 14, 2008. AXA Financial, Inc owns beneficially in the aggregate 1,920,950 shares of common stock, of which it has sole voting and dispositive power with respect to 1,794,750 and 1,920,950, respectively.

(14)	Based solely upon information provided in a Schedule 13-D/A filed with the SEC on February 4, 2008. Hovde Capital Advisors LLC owns beneficially in the aggregate 1,730,974 shares of common stock, of which it has sole voting and dispositive power with respect to 59,671 and shared voting and dispositive power over 1,671,303 shares..

Equity Compensation Plan Information
     This table provides certain information as of December 31, 2007 with respect to our equity compensation plans:

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	1,605,614 (1)	$17.29	1,671,862
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,605,614	$17.29	1,671,862

(1)	This amount consists of:
•	987,000 shares of our common stock issuable upon the exercise of outstanding stock options.

•	333,111 restricted shares of our common stock that have been granted but not yet earned as of December 31, 2007. The number of shares, if any, to be issued pursuant to these grants will be determined by the grant recipient providing future services to us over the vesting period of the grant. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

•	285,503 shares of our common stock issuable pursuant to outstanding market condition and performance condition share awards that have been granted but not yet earned as of December 31, 2007. The number of shares, if any, to be issued pursuant to these awards will be determined based on (a) the award recipient achieving certain individual and/or performance goals in 2007, as determined by our Compensation Committee, (b) our common stock’s performance in the three year period 2007-2009 relative to the total return of a relevant stock index, and (c) our common stock absolute performance in the three year period 2007 - 2009. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in column (b).
Our 2004 Incentive Stock Plan authorizes us to grant up to 3,380,740 incentive and/or nonqualified stock options, stock appreciation rights or shares of our common stock to our employees and directors.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions
     In accordance with our Code of Business Conduct and Ethics, all related party transactions known to us are subject to review and approval of our Audit Committee. Since January 1, 2007, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with the transactions described below.
•	We rent office space for our headquarters location in Madison, Wisconsin from a company that is an affiliate of Eric Hovde, a principal of Hovde Capital Advisors, LLC, a holder of more than 5% of our common stock. For 2007, our total payments for rent and related expenses for this office space were approximately $324,000.
Independence of Our Board of Directors

     Rules promulgated by the SEC and the listing standards of NASDAQ require that a majority of our directors be independent directors. Our Board has adopted as categorical standards NASDAQ independence standards to provide a baseline for determining independence. Under these criteria, our Board has determined that the following members of our Board are independent: Messrs. Vittoria, Blutinger, Churchey, Rensi and Silver.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Changes in Independent Registered Public Accounting Firm
     Deloitte & Touche LLP served as our independent registered public accounting firm from 2004 through 2007. On March 6, 2008 our Audit Committee selected Grant Thornton LLP to serve as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 and dismissed Deloitte & Touche as the company’s independent registered public accounting firm effective as of such date. Prior to its dismissal, Deloitte & Touche completed its audit of the company’s financial statements for the year ended December 31, 2007. The decision to engage Grant Thornton LLP as the company’s independent registered public accounting firm was the result of a competitive selection process involving several firms, including Grant Thornton.
Regarding the Former Independent Registered Public Accounting Firm
     Deloitte & Touche’s reports on the company’s financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2007 and December 31, 2006, and through March 6, 2008, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche would have caused Deloitte & Touche to make reference thereto in its reports on the company’s financial statements for such periods. During the fiscal years ended December 31, 2007 and 2006, and through March 6, 2008, there were no “reportable events” with respect to the company as such term is defined in Item 304(a)(1)(v) of Regulation S-K. On March 6, 2008, the company requested that Deloitte & Touche furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements as of March 6, 2008. A copy of such letter, dated March 11, 2008, was filed as an exhibit to a Form 8-K filed by the company on March 11, 2008.
Regarding the Newly-Engaged Independent Registered Public Accounting Firm
     During the company’s two most recent fiscal years ended December 31, 2006, December 31, 2007, and through March 6, 2008, the company did not consult with Grant Thornton LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the company’s financial statements, and neither a written report was provided to the company or oral advice was provided that Grant Thornton LLP concluded was an important factor considered by the company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement or reportable event as defined in Item 304(a)(1)(iv) and (v) of SEC Regulation S-K. Representatives of Grant Thornton are expected to be available to respond to appropriate questions during the annual meeting. Such representatives will have the opportunity to make a statement should they desire to do so.
Audit Fees
     For 2007 and 2006, Deloitte & Touche billed us the following amounts:

Fee Type	Fees Billed
	2007		2006
Audit fees	$404,398	(1)	$444,926	(2)
Audit-related fees	$—		$41,280	(3)
Tax fees	$—		$—
All other fees	$—		$—
Total Fees	$404,398		$486,206

(1)	Amount consists of (a) 335,398 for the audit of our financial statements for the year ended December 31, 2007 and (b) $69,000 for quarterly reviews of our financial statements for the year ended December 31, 2007.

(2)	Amount consists of (a) 378,926 for the audit of our financial statements for the year ended December 31, 2006 and (b) $66,000 for quarterly reviews of our financial statements for the year ended December 31, 2006.

(3)	Amount consists of $41,280 for review of information included in a registration statement for a proposed debt offering and review of amendments of our IPO registration statements.
     Our Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent auditors. Unless a type of service to be provided by the independent auditors has received general pre-approval, it will require specific pre-approval by our Audit Committee. Any proposed services exceeding pre-approved cost levels also will require specific pre-approval by our Audit Committee.
     Our Audit Committee’s pre-approval procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of audit and non-audit services that are recurring in nature and therefore anticipated at the time the budget is submitted. For pre-approval, our Audit Committee considers whether these services are consistent with the SEC’s rules on auditor independence. Our Audit Committee may delegate pre-approval authority to the chairman of our Audit Committee.
     Our Audit Committee has designated the Chief Financial Officer to monitor the performance of the services provided by the independent auditors and to determine whether these services are in compliance with the pre-approval policy.
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     All exhibits filed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 5, 2008 are incorporated by reference.

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ John Emery
John Emery
Chief Executive Officer

Dated: April 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Emery John Emery	Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2008
/s/ James A. Calder James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008
/s/ Joseph V. Vittoria* Joseph V. Vittoria	Chairman of the Board and Director	April 29, 2008
/s/ Elan Blutinger* Elan Blutinger	Director	April 29, 2008
/s/ Randy L. Churchey* Randy L. Churchey	Director	April 29, 2008
/s/ Michael M. Knetter* Michael M. Knetter	Director	April 29, 2008
/s/ Edward H. Rensi* Edward H. Rensi	Director	April 29, 2008
/s/ Howard A. Silver* Howard A. Silver	Director	April 29, 2008

*By:	/s/ J. Michael Schroeder
J. Michael Schroeder
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

**	Furnished herewith.