Form 10-Q
period 2008-03-31
Great Wolf Resorts, Inc.
filed 2008-05-06
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,973,311 as of May 6, 2008.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,492	$18,597
Accounts receivable, net of allowance for doubtful accounts of $99 and $113	1,738	2,373
Accounts receivable — unconsolidated related parties	8,636	3,973
Inventory	4,756	4,632
Other current assets	3,386	2,869

Total current assets	79,008	32,444
Property and equipment, net	638,728	617,697
Investments in and advances to unconsolidated related parties	63,502	59,148
Other assets	23,029	20,257
Other intangible assets	23,829	23,829
Goodwill	17,430	17,430

Total assets	$845,526	$770,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$134,085	$78,752
Accounts payable	25,360	18,471
Accrued payroll	1,963	3,644
Accrued expenses	19,405	17,132
Accrued expenses — unconsolidated related parties	61	124
Advance deposits	12,900	8,211
Gift certificates payable	4,189	4,670

Total current liabilities	197,963	131,004
Mortgage debt	236,718	225,042
Other long-term debt	92,434	92,508
Other long-term liabilities	2,118	2,232
Deferred tax liability	5,441	7,597
Deferred compensation liability	1,744	2,029

Total liabilities	536,418	460,412

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 30,841,238 and 30,698,683 shares issued and outstanding, at March 31, 2008, and December 31, 2007, respectively	308	307
Additional paid-in-capital	401,207	399,759
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Accumulated deficit	(89,413)	(87,086)
Deferred compensation	(2,200)	(2,200)
Accumulated other comprehensive loss, net of tax	(794)	(387)

Total stockholders’ equity	309,108	310,393

Total liabilities and stockholders’ equity	$845,526	$770,805

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Revenues:
Rooms	$38,866	$28,872
Food and beverage	10,428	7,790
Other hotel operations	9,570	6,984
Management and other fees	766	607
Management and other fees — related parties	1,095	1,171

	60,725	45,424
Other revenue from managed properties — related parties	3,483	3,035

Total revenues	64,208	48,459

Operating expenses by department:
Rooms	5,147	4,155
Food and beverage	7,993	6,653
Other	7,277	5,712
Other operating expenses:
Selling, general and administrative	13,398	13,122
Property operating costs	11,829	7,883
Depreciation and amortization	11,019	8,644

	56,663	46,169

Other expenses from managed properties — related parties	3,483	3,035

Total operating expenses	60,146	49,204

Net operating income (loss)	4,062	(745)
Investment income — related parties	(451)	—
Interest income	(490)	(1,155)
Interest expense	6,907	3,693

Loss before income taxes, minority interests, and equity in losses of unconsolidated related parties	(1,904)	(3,283)
Income tax benefit	(805)	(1,026)
Minority interests, net of tax	—	(316)
Equity in losses of unconsolidated related parties, net of tax	1,228	64

Net loss	$(2,327)	$(2,005)

Other comprehensive loss, net of tax:
Unrealized loss on interest rate swaps	407	—

Comprehensive loss	$(2,734)	$(2,005)

Net loss per share-basic	$(0.08)	$(0.07)

Net loss per share-diluted	$(0.08)	$(0.07)

Weighted average common shares outstanding:
Basic	30,665,162	30,426,130

Diluted	30,665,162	30,426,130

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three months ended
	March 31
	2008	2007
Operating activities:
Net loss	$(2,327)	$(2,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,019	8,644
Non-cash employee compensation expense	26	629
Equity in losses of unconsolidated related parties	2,127	94
Minority interests	—	(461)
Deferred tax benefit	(1,782)	(911)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(5,235)	(1,816)
Accounts payable, accrued expenses and other liabilities	1,366	155

Net cash provided by operating activities	5,194	4,329

Investing activities:
Capital expenditures for property and equipment	(19,860)	(43,592)
Investments in unconsolidated related parties	(6,600)	—
Investment in development	(1,067)	(8,571)
(Increase) decrease in restricted cash	49	(19)
(Increase) decrease in escrows	(1,777)	638

Net cash used in investing activities	(29,255)	(51,544)

Financing activities:
Principal payments on long-term debt	(400)	(348)
Proceeds from issuance of long-term debt	67,335	13,503
Payment of loan costs	(979)	—

Net cash provided by financing activities	65,956	13,155

Net increase (decrease) in cash and cash equivalents	41,895	(34,060)
Cash and cash equivalents, beginning of period	18,597	96,778

Cash and cash equivalents, end of period	$60,492	$62,718

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest	$6,760	$3,377
Cash paid for income taxes	$92	$147
Non-cash items:
Construction in process accruals	$11,764	$895
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of March 31, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

			Number of	Number of	Indoor
	Ownership	Opened/	Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units (1)	Area (2)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (3)	30.32%	1997	308	77	102,000
Sandusky, OH (3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	402	—	110,000
Grand Mound, WA (6)	49%	March 2008	398	—	74,000
Resorts Under Construction:
Concord, NC (7)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is early 2009.

(6)	This property is owned by a joint venture with The Confederated Tribes of the Chehalis Reservation (Chehalis). We operate the resort under our Great Wolf Lodge brand. Chehalis has leased the land needed for the resort to the joint venture, and they have a majority equity interest in the joint venture. The resort opened in March 2008.

(7)	We have announced plans to develop a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     Principles of Consolidation — Our consolidated financial statements include our accounts and the accounts of all of our majority-owned subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions.
     Investments in and Advances to Related Parties - As of March 31, 2008, we have investments in two joint ventures that we do not consolidate:
▪	A 30.32% interest in a joint venture that owns Great Wolf Lodge resorts in Wisconsin Dells, Wisconsin and Sandusky, Ohio.

▪	A 49% interest in a joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington.

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
     Included in our Investment in and Advances to Related Parties line on our March 31, 2008 consolidated balance sheet is a preferred equity investment of $8,000 in one of our joint ventures. This preferred equity investment bears interest at 11%. We also have a $11,691 loan outstanding at March 31, 2008 to one of our joint ventures. This loan bears interest at 11%.
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
     Other Comprehensive Income - We record unrealized gain and loss on interest rate swaps in accordance with Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the effective portion of the swap’s gain or loss to be initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
     Segments—We are organized into a single operating division. Within that operating division, we have three reportable segments in 2008 and 2007:
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
The following summarizes significant financial information regarding our segments:

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended March 31, 2008
Revenues	$58,864	$5,344	$—	$—	$64,208

EBITDA, excluding certain items	13,834	1,860	—	(613)	$15,081
Depreciation and amortization	(10,844)	—	—	(175)	(11,019)
Investment income	—	—	—	—	451
Interest expense, net of interest income	—	—	—	—	(6,417)

Loss before income taxes, minority interests, and Equity in losses of unconsolidated related parties	—	—	—	—	$(1,904)

Additions to long-lived assets	19,550	—	—	310	$19,860

Total assets	676,285	9,055	—	160,186	$845,526

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended March 31, 2007
Revenues	$43,647	$4,812	$—	$—	$48,459

EBITDA, excluding certain items	8,422	1,778	—	(2,301)	$7,899
Depreciation and amortization	(8,417)	—	—	(227)	(8,644)
Interest expense, net of interest income	—	—	—	—	(2,538)

Loss before income taxes, minority interests, and Equity in losses of unconsolidated related parties	—	—	—	—	$(3,283)

Additions to long-lived assets	43,354	—	—	238	$43,592

Total assets	622,480	2,319	—	67,645	$692,444

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investments in and advances to related parties, and intangibles. Goodwill is included in our resort ownership/operation segment.
          Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The adoption of SFAS 159 in 2008 did not have an impact on our results of operations or financial position.
          In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be required to adopt SFAS 141(R) on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.
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
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement.
3. SHARE-BASED COMPENSATION
          We account for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” We recognized $26, and $629, net of estimated forfeitures, in share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized related to share-based compensation was $11 and $256 for the three months ended March 31, 2008 and 2007, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of March 31, 2008, total unrecognized compensation cost related to share-based compensation awards was $3,107, which we expect to recognize over a weighted average period of approximately 3.0 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 stock options, stock appreciation rights or shares of our common stock to employees and directors. At March 31, 2008, there were 1,534,003 shares available for future grants under the Plan.
          We anticipate having to issue new shares of our common stock for stock option exercises.
Stock Options
          We have granted non-qualified stock options to purchase our common stock under the Plan with exercise prices equal to the fair market value of the common stock on the grant dates. The exercise price for certain options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years from the grant date and vest ratably over three years.
          We recorded stock option expense of $62 and $459 for the three months ended March 31, 2008 and 2007, respectively. There were no stock options granted during the three months ended March 31, 2008 or 2007.
A summary of stock option activity during the three months ended March 31, 2008, is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	987,000	$17.29

Granted	—
Exercised	—
Forfeited	(1,000)	$17.00

Outstanding at end of period	986,000	$17.29	6.78 years
Exercisable at end of period	954,004	$17.24	6.75 years
There was no intrinsic value of our outstanding or exercisable stock options at March 31, 2008 or 2007.
Market Condition Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them.
          We granted 84,748 and 215,592 market condition share awards during the three months ended March 31, 2008 and 2007, respectively. We recorded share-based compensation expense of $108 and $160 for the three months ended March 31, 2008 and 2007, respectively.
Of the 2008 market condition shares granted:
•	84,748 are based on our common stock’s performance in 2008 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2008-2010. The per share fair value of these market condition shares was $1.63.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	2.05%
Expected stock price volatility	34.98%
Expected stock price volatility (small-cap stock index)	20.08%
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
Performance Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 37,386 and 23,149 performance shares during the three months ended March 31, 2008 and 2007, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance goals during the calendar year. The per share fair value of performance shares granted during the three months ended March 31, 2008 and 2007, was $7.09 and $13.10, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $45 and $25 for the three months ended March 31, 2008 and 2007, respectively.
          Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 20,843 performance shares in February 2008 related to the 2007 grants and 17,949 in February 2007 related to 2006 grants. As a result, we recorded a reduction in expense of $10 and $103 during the three months ended March 31, 2008 and 2007, respectively, related to the shares not issued.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering (IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of Emerging Issues Task Force, (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation revenue of $444 and $94, for the three months ended March 31, 2008 and 2007, respectively.
Non-vested Shares
          We have granted non-vested shares to certain employees and our directors. Shares vest ratably over various periods up to five years from the grant date. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the three months ended March 31, 2008 is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Non-vested shares balance at beginning of period	333,111
Granted	13,895	$7.87
Forfeited	(12,000)	$10.39
Vested	(38,800)	$11.65

Non-vested shares balance at end of period	296,206	$12.33	$—
          We recorded share-based expense of $266 and $182 for the three months ended March 31, 2008 and 2007, respectively.
Vested Shares
     We have an annual short-term incentive plan for certain employees that provides them the potential to earn cash bonus payments. For 2007, certain of these employees had the option to elect to have some or all of their annual bonus compensation related to performance in 2007 paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance. We recorded expense of $2,353 in the year ended December 31, 2007 related to our short-term incentive plan. In connection with these elections related to 2007 bonus amounts, we issued 265,908 shares in February 2008. We valued these shares at $2,055 based on the closing market value of our common stock on the date of the grant.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007
Land and improvements	$51,684	$51,398
Building and improvements	325,740	289,768
Furniture, fixtures and equipment	309,194	334,836
Construction in process	40,745	19,737

	727,363	695,739

Less accumulated depreciation	(88,635)	(78,042)

Property and equipment, net	$638,728	$617,697

Depreciation expense was $10,593 and $8,450 for the three months ended March 31, 2008 and 2007, respectively.

5. LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$71,210	$71,542
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	97,000	97,000
Williamsburg mortgage loan	55,000	—
Grapevine construction loan	70,595	58,260
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,440	8,465
City of Sheboygan loan	3,647	3,690

	463,237	396,302
Less current portion of long-term debt	(134,085)	(78,752)

Total long-term debt	$329,152	$317,550

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2008.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (effective rate of 5.35% as of March 31, 2008). The loan matures in December 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. We do not expect the property to meet the operating performance threshold at December 2008. We are negotiating a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in December 2008. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2008.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in December 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.48% as of March 31, 2008.
     Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2008.

     Williamsburg Mortgage Loan — In February 2008 we closed on a $55,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 300 basis points with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2008). This loan is interest only and matures in February 2009. Prior to the loan’s maturity in February 2009, we expect to either extend it or refinance it into a larger, longer-term, fixed rate loan. The loan has customary covenants associated with an individual mortgaged property. The loan is prepayable without penalty after August 2008. We were in compliance with all covenants under this loan at March 31, 2008.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 5.30% as of March 31, 2008). The loan matures in July 2009 and also has two one-year extensions available at our option. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2008.
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
     As a result of the issuance of FIN No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like Trust I and Trust III (collectively, the

Trusts), are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2009	$134,085
2010	3,510
2011	4,207
2012	71,890
2013	3,471
Thereafter	246,074

Total	$463,237

6. COMPREHENSIVE INCOME
     SFAS 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. For the three months ended March 31, 2008, we recorded comprehensive loss, net of tax of $407, related to an unrealized loss on our interest rate swap. We had no similar amount for the three months ended March 31, 2007.
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
     Options to purchase 986,000 and 1,048,500 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, because the exercise prices for the options were greater than the average market price of the common shares during that period. There were 284,718 and 238,741 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, because the market and/or performance criteria related to these shares had not been met.
     Basic and diluted earnings per common share are as follows:

	Three months ended
	March 31,
	2008	2007

Net loss attributable to common shares	$(2,327)	$(2,005)
Weighted average common shares outstanding — basic	30,665,162	30,426,130
Weighted average common shares outstanding — diluted	30,665,162	30,426,130
Net loss per share — basic	$(0.08)	$(0.07)
Net loss per share — diluted	$(0.08)	$(0.07)
8. SUBSEQUENT EVENTS
          On April 30, 2008, we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord, N.C. The four-year loan is potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate (floor) of 6.50% per annum.
         On May 6, 2008, we reported that our chief executive officer, John Emery, has announced his intention to resign as our chief executive officer and a member of our Board of Directors. As a result of Mr. Emery’s decision, the Board of Directors will appoint Randy Churchey, one of our directors, as interim chief executive officer.
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of March 31, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

			Number	Number
			of	of	Indoor
	Ownership	Opened/	Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units (1)	Area (2)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (3)	30.32%	1997	308	77	102,000
Sandusky, OH (3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	402	—	110,000
Grand Mound, WA (6)	49%	March 2008	398	—	74,000
Resorts Under Construction:
Concord, NC (7)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is early 2009.

(6)	This property is owned by a joint venture with The Confederated Tribes of the Chehalis Reservation (Chehalis). We operate the resort under our Great Wolf Lodge brand. Chehalis has leased the land needed for the resort to the joint venture, and they have a majority equity interest in the joint venture. The resort opened in March 2008.

(7)	We have announced plans to develop a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-

themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.
     Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin and has evolved there over the past 20 years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.
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
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent Hotel & Leisure Advisors, LLC survey indicates that the number of indoor waterpark destination resorts has grown from 41 available properties as of year-end 2006 to 49 available properties as of January 2008. This same survey indicated 15 new indoor waterpark projects currently projected to open in 2008.
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
          We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past three years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. Also, we have experienced a much slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag behind our initial expectations. We believe this has impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort. Additionally, our Mason resort opened its first phase in December 2006 and is ramping up more slowly than we had projected, which we believe is due, in part, to the opening of competitive properties in the region and to negative publicity from operating issues at the resort in 2007.
          Our external growth strategies are based primarily on developing additional indoor waterpark resorts by ourselves (either alone or in conjunction with joint venture partners) or by others (in a licensing situation). Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The subprime loan crisis in 2007 has precipitated a general tightening in US lending markets and decreased the overall availability of construction financing to us and other parties. Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability to us of construction financing may be lessened in the future and that terms of construction financing may be less favorable than we have seen over the past few years. Although we believe we can continue to obtain construction financing sufficient to execute our development strategies, we believe the more difficult credit market environment is likely to continue through the remainder of 2008.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total resort revenue for the three months ended March 31, 2008. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2008, approximately 34% of our total resort revenues consisted of non-rooms revenue.
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
Critical Accounting Policies and Estimates
          This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unconsolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
          For a description of our critical accounting policies and estimates, please refer to “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in any of our accounting policies since December 31, 2007.
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The adoption of SFAS 159 in 2008 did not have an impact on our results of operations or financial position.
          In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be required to adopt SFAS 141(R) on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.
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
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement.

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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended
	March 31,
	2008	2007
Net loss	$(2,327)	$(2,005)
Adjustments:
Interest expense, net of interest income	6,417	2,538
Income tax benefit	(1,704)	(911)
Depreciation and amortization	11,019	8,644

EBITDA	$13,405	$8,266

Results of Operations
     General
     Our results of operations for the three months ended March 31, 2008 and 2007 are not directly comparable primarily due to the opening of our Great Wolf Lodge in Grapevine, Texas in December 2007.
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason and Grapevine operating resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
     Three months ended March 31, 2008, compared with the three months ended March 31, 2007
The following table shows key operating statistics for our resorts for the three months ended March 31, 2008 and 2007:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	March 31, 2008	March 31, 2008	March 31, 2007	$	%
Occupancy	62.4%	64.0%	64.2%	N/A	(0.3)%
ADR	$269.67	$265.80	$248.21	$17.59	7.1%
RevPAR	$168.32	$170.01	$159.46	$10.55	6.6%
Total RevPOR	$413.15	$402.97	$378.74	$24.23	6.4%
Total RevPAR	$257.88	$257.75	$243.32	$14.43	5.9%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2008 and 2007 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).
     Increases in our same store ADR, RevPAR, Total RevPOR and Total RevPAR, are primarily a result of an earlier Easter holiday in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, compressing more of the traditional spring break holiday for families into the first quarter in 2008.
     In December 2007 we opened our resort in Grapevine, Texas. As a result, total revenue, rooms revenue and other revenue for the three month periods ended March 31, 2008 and 2007 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
			Increase
	2008	2007	(Decrease)
Revenues	$64,208	$48,459	$15,749
Operating expenses:
Departmental operating expenses	20,417	16,520	3,897
Selling, general and administrative	13,398	13,122	276
Property operating costs	11,829	7,883	3,946
Depreciation and amortization	11,019	8,644	2,375
Net operating income (loss)	4,062	(745)	4,807
Interest expense, net of interest income	6,417	2,538	3,879
Income tax benefit	(805)	(1,026)	221
Net loss	(2,327)	(2,005)	(322)
     Revenues. Total revenues increased primarily due to the opening of our Grapevine resort in December 2007 and our construction of 104 additional guest suites at our Williamsburg resort that were completed in late March 2007. Revenues increased at these resorts by $13,779 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

     Operating expenses. Total operating expenses increased primarily due to the opening of our Grapevine resort in December 2007 and our construction of 104 additional guest suites at our Williamsburg resort that were completed in late March 2007.
•	Departmental expenses increased by $3,897 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due primarily to the opening of our Grapevine resort and the expansion of our Williamsburg resort that was completed in late March 2007.

•	Resort-related selling, general and administrative expenses increased by $1,785 due primarily to the opening of our Grapevine resort and increased marketing efforts at our Williamsburg, Pocono Mountains and Mason resorts. This increase was partially offset by a decrease in corporate selling, general and administrative expenses of $1,509 due primarily to more capitalizable labor, because of increased development activity for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

•	Total property operating costs (exclusive of opening costs) increased $2,692 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due primarily to the opening of our Grapevine resort. Opening costs related to our resorts were $3,580 for the three months ended March 31, 2008, as compared to $2,327 for the three months ended March 31, 2007.

•	Total depreciation and amortization increased mainly due to the opening of our Grapevine resort and the expansion of our Williamsburg resort that was completed in late March 2007. The total increase in depreciation and amortization at these two resorts was $1,954 during the three months ended March 31, 2008 as compared to three months ended March 31, 2007.
     Net operating income. During the three months ended March 31, 2008, we had net operating income of $4,062 as compared to a net operating loss of $(745) for the three months ended March 31, 2007.
     Net loss. Net loss increased due to the following:
•	An increase in net interest expense of $3,879 mainly due to interest expense on mortgage debt related to our Williamsburg and Grapevine resorts, hedge fees related to a terminated debt transaction related to our Williamsburg resort and interest expense on our Trust Preferred Securities debt issued in June 2007; and

•	An decrease of $221 in income tax benefit recorded in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.
This increase was partially offset by an increase in operating income from $(745) for the three months ended March 31, 2007, to $4,062 for the three months ended March 31, 2008.
Segments
     We are organized into a single operating division. Within that operating division, we have three reportable segments in 2008 and 2007:
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

	Three months ended
	March 31,
	2008	2007	Increase
Resort Ownership/Operation
Revenues	$58,864	$43,647	$15,217
EBITDA, excluding certain items	13,834	8,422	5,412

Resort Third-Party Mgmt
Revenues	5,344	4,812	532
EBITDA, excluding certain items	1,860	1,778	82

Condominium Sales
Revenues	—	—	—
EBITDA, excluding certain items	—	—	—

Other
Revenues	—	—	—
EBITDA, excluding certain items	(613)	(2,301)	1,688
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $463,237 and $396,302 as of March 31, 2008, and December 31, 2007, respectively, summarized as follows:

	March 31,	December 31,
	2008	2007
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$71,210	$71,542
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	97,000	97,000
Williamsburg mortgage loan	55,000	—
Grapevine construction loan	70,595	58,260
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,440	8,465
City of Sheboygan loan	3,647	3,690

	463,237	396,302
Less current portion of long-term debt	(134,085)	(78,752)

Total long-term debt	$329,152	$317,550

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2008.

     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (effective rate of 5.35% as of March 31, 2008). The loan matures in December 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. We do not expect the property to meet the operating performance threshold at December 2008. We are negotiating a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in December 2008. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2008.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in December 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.48% as of March 31, 2008.
     Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures December 1, 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2008.
     Williamsburg Mortgage Loan — In February 2008 we closed on a $55,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 300 basis points with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2008). This loan is interest only and matures in February 2009. Prior to the loan’s maturity in February 2009, we expect to either extend it or refinance it into a larger, longer-term, fixed rate loan. The loan has customary covenants associated with an individual mortgaged property. The loan is prepayable without penalty after August 2008. We were in compliance with all covenants under this loan at March 31, 2008.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effectiverate of 5.30% as of March 31, 2008). The loan matures in July 2009 and also has two one-year extensions available at our option. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2008.
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
     As a result of the issuance of FIN No. 46R, “Consolidation of Variable Interest Entities” and the accounting profession’s application of the guidance provided by the FASB, issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interest entities. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
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

     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2009	$134,085
2010	3,510
2011	4,207
2012	71,890
2013	3,471
Thereafter	246,074

Total	$463,237

Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
     Historically, we have satisfied our short-term liquidity requirements through operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months.
Long-Term Liquidity Requirements
     Our long-term liquidity requirements generally consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:
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
          Our largest long-term expenditures are expected to be for capital expenditures for development of future resorts and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $19,860 for the three months ended March 31, 2008. We expect to have approximately $105,900 of such expenditures in the remainder of 2008 and $40,700 in 2009. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from new joint venture partners, proceeds from investing activities and proceeds from financing activities.
Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at March 31, 2008. We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30.32% ownership interest. At March 31, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $63,000. This loan is a mortgage loan that is non-recourse to us.

•	We entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest. At March 31, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $78,078. We have provided a 49% guarantee on mortgage debt obtained by the Grand Mound joint venture. In the first quarter of 2008, we made a combined loan and equity contribution of $5,522 to the joint venture to fund a portion of construction costs of the resort.
     As capital may be required to fund the activities of the resorts owned by these joint ventures, we may in the future fund either or both of the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. Based on the nature of the activities conducted in these joint ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the long term. Management does not currently believe that any additional future funding of these joint ventures will have an adverse effect on our financial condition, however, as currently we do not expect to make any significant future capital contributions to these joint ventures.

Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2008:

	Payment Terms
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$463,237	$134,085	$7,717	$75,361	$246,074
Operating lease obligations	1,509	554	577	317	61
Construction contracts	100,338	75,615	24,723	—	—
Related party guarantee (2)	1,066	457	609	—	—
Reserve on unrecognized tax benefits	1,268	—	—	1,268	—

Total	$567,418	$210,711	$33,626	$76,946	$246,135

(1)	Includes $8,440 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,647 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

(2)	We have provided a partial guarantee on mortgage debt obtained by one of our joint ventures.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $60,492 of available cash and cash equivalents and working capital deficit of $118,955 (current assets less current liabilities) at March 31, 2008, compared to the $18,597 of available cash and cash equivalents and a working capital deficit of $98,560 at December 31, 2007. The primary reason for the decline in our working capital balance from December 31, 2007 to March 31, 2008 was the use of cash for capital expenditures and investments in and advances to related parties, for our properties under development, and the incurrence of $55,000 of mortgage debt classified as a current liability.
Cash Flows
     Three months ended March 31, 2008, compared with the three months ended March 31, 2007

	2008	2007	Increase
Net cash provided by operating activities	$5,194	$4,329	$865
Net cash used in investing activities	(29,255)	(51,544)	22,289
Net cash provided by financing activities	65,956	13,155	52,801
     Operating Activities. The increase in net cash provided by operating activities resulted primarily from a decrease in net loss.
     Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, resulted primarily from decreased capital expenditures for our properties that are in service and our development properties. This increase in net cash used was partially offset by an increase in our investments in affiliates.
     Financing Activities. The increase in net cash provided by financing activities resulted primarily from the proceeds from our Williamsburg loan during the three months ended March 31, 2008.

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
     As of March 31, 2008, we had total indebtedness of approximately $463,237. This debt consisted of:
•	$71,210 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$97,000 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%

•	$76,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points. $71,000 of this debt is effectively fixed at a rate of 7.65% due to the interest rate swap described above. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.48% as of March 31, 2008.

•	$55,000 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 300 basis points, with a minimum rate of 6.50% per annum. The total rate was 6.50% at March 31, 2008.

•	$70,595 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The total rate was 5.30% at March 31, 2008.

•	$8,440 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,647 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

     As of March 31, 2008, we estimate the total fair value of the indebtedness described above to be $41,783 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1,314 annually, based on our debt balances outstanding as of March 31, 2008. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $1,314 annually, based on our debt balances outstanding as of March 31, 2008.
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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2008. We have concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

4.2
Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3
Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4
Junior Subordinated Indenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5
Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

10.1
Loan Agreement dated February 6, 2008, by and between Great Wolf Lodge Williamsburg SPE, LLC, and Citigroup Global Markets Realty Corp. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 8, 2008)

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

Dated: May 6, 2008