Form 10-Q
period 2008-06-30
Great Wolf Resorts, Inc.
filed 2008-08-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,939,961 as of August 5, 2008.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,687	$18,597
Accounts receivable, net of allowance for doubtful accounts of $99 and $113	3,501	2,373
Accounts receivable – unconsolidated related parties	5,083	3,973
Inventory	4,845	4,632
Other current assets	5,919	2,869

Total current assets	54,035	32,444
Property and equipment, net	669,099	617,697
Investments in and advances to unconsolidated related parties	65,979	59,148
Other assets	25,607	20,257
Other intangible assets	23,829	23,829
Goodwill	17,430	17,430

Total assets	$855,979	$770,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$134,378	$78,752
Accounts payable	31,928	18,471
Accrued payroll	4,013	3,644
Accrued expenses	23,918	17,132
Accrued expenses – unconsolidated related parties	49	124
Advance deposits	11,506	8,211
Gift certificates payable	3,965	4,670

Total current liabilities	209,757	131,004
Mortgage debt	241,729	225,042
Other long-term debt	92,394	92,508
Other long-term liabilities	2,088	2,232
Deferred tax liability	3,047	7,597
Deferred compensation liability	1,379	2,029

Total liabilities	550,394	460,412

Commitments and contingencies Stockholders’ equity:
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 31,036,556 and 30,698,683 shares issued and outstanding, at June 30, 2008, and December 31, 2007, respectively	310	307
Additional paid–in-capital	399,416	399,759
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Accumulated deficit	(93,503)	(87,086)
Deferred compensation	(200)	(2,200)
Accumulated other comprehensive loss, net of tax	(438)	(387)

Total stockholders’ equity	305,585	310,393

Total liabilities and stockholders’ equity	$855,979	$770,805

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rooms	$35,941	$28,033	$74,807	$56,905
Food and beverage	10,235	7,254	20,663	15,044
Other hotel operations	9,110	6,600	18,680	13,584
Management and other fees	663	641	1,429	1,248
Management and other fees — related parties	1,501	1,017	2,596	2,188

	57,450	43,545	118,175	88,969
Other revenue from managed properties — related parties	5,568	2,802	9,051	5,838

Total revenues	63,018	46,347	127,226	94,807

Operating expenses by department:
Rooms	5,273	3,834	10,420	7,989
Food and beverage	8,142	6,457	16,135	13,110
Other	7,464	5,878	14,741	11,591
Other operating expenses:
Selling, general and administrative	16,694	11,458	30,092	24,579
Property operating costs	8,085	6,289	19,914	14,172
Depreciation and amortization	11,741	8,818	22,760	17,462

	57,399	42,734	114,062	88,903
Other expenses from managed properties — related parties	5,568	2,802	9,051	5,838

Total operating expenses	62,967	45,536	123,113	94,741

Net operating income	51	811	4,113	66
Investment income — related parties	(553)	—	(1,004)	—
Interest income	(409)	(659)	(899)	(1,814)
Interest expense	6,884	3,582	13,791	7,275

Loss before income taxes, minority interests, and equity in losses of unconsolidated related parties	(5,871)	(2,112)	(7,775)	(5,395)
Income tax benefit	(2,232)	(917)	(3,037)	(1,961)
Minority interests, net of tax	—	(193)	—	(486)
Equity in losses of unconsolidated related parties, net of tax	451	654	1,679	713

Net loss	$(4,090)	$(1,656)	$(6,417)	$(3,661)

Other comprehensive loss, net of tax:
Unrealized loss (gain) on interest rate swaps	(356)	(159)	51	(159)

Comprehensive loss	$(3,734)	$(1,497)	$(6,468)	$(3,502)

Net loss per share-basic	$(0.13)	$(0.05)	$(0.21)	$(0.12)

Net loss per share-diluted	$(0.13)	$(0.05)	$(0.21)	$(0.12)

Weighted average common shares outstanding:
Basic	30,875,615	30,566,218	30,770,388	30,496,174

Diluted	30,875,615	30,566,218	30,770,388	30,496,174

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six months ended
	June 30,
	2008	2007
Operating activities:

Net loss	$(6,417)	$(3,661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,760	17,462
Non-cash employee compensation and professional fees	90	1,406
Equity in losses of unconsolidated related parties	2,756	1,121
Minority interests	—	(764)
Deferred tax benefit	(4,115)	(2,091)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(6,435)	(4,914)
Accounts payable, accrued expenses and other liabilities	6,292	(484)

Net cash provided by operating activities	14,931	8,075

Investing activities:
Capital expenditures for property and equipment	(55,272)	(92,594)
Investments in unconsolidated related parties	(9,823)	(19,455)
Investment in development	(1,811)	(9,470)
Purchase of minority interest	—	(6,900)
Issuance of notes receivable	—	(3,264)
Decrease (increase) in restricted cash	37	(2)
(Increase) decrease in escrows	(1,857)	277

Net cash used in investing activities	(68,726)	(131,408)

Financing activities:
Principal payments on long-term debt	(758)	(686)
Proceeds from issuance of long-term debt	72,957	54,619
Payment of loan costs	(2,314)	(899)

Net cash provided by financing activities	69,885	53,034

Net increase (decrease) in cash and cash equivalents	16,090	(70,299)
Cash and cash equivalents, beginning of period	18,597	96,778

Cash and cash equivalents, end of period	$34,687	$26,479

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$13,602	$6,761
Cash paid for income taxes	$155	$135
Non-cash items:
Construction in process accruals	$17,884	$5,203
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of June 30, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

			Number	Number
			of	of	Indoor
	Ownership	Opened/	Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units (1)	Area (2)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (3)	30.32%	1997	308	77	102,000
Sandusky, OH (3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	402	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Resorts Under Construction:
Concord, NC (7)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is early 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. Chehalis has leased the land needed for the resort to the joint venture.

(7)	We are developing a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.
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
     Investments in and Advances to Related Parties – As of June 30, 2008, we have investments in two joint ventures that we do not consolidate:
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
     Included in our Investment in and advances to related parties line on our June 30, 2008 consolidated balance sheet is a preferred equity investment of $8,000 in one of our joint ventures. This preferred equity investment bears interest at 11%. We also have a $14,915 loan outstanding at June 30, 2008 to one of our joint ventures. This loan bears interest at 11%.
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
     Other Comprehensive Income — We record unrealized gain and loss on interest rate swaps in accordance with Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the effective portion of the swap’s gain or loss to be initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.
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
The following summarizes significant financial information regarding our segments:

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended June 30, 2008
Revenues	$55,286	$7,732	$—	$—	$63,018

EBITDA, excluding certain items	13,102	2,164	—	(3,474)	$11,792
Depreciation and amortization	(11,185)	—	—	(556)	(11,741)
Investment income	—	—	—	—	553
Interest expense, net of interest income	—	—	—	—	(6,475)

Loss before income taxes, minority interests, and Equity in losses of unconsolidated related parties	—	—	—	—	$(5,871)

Additions to long-lived assets	35,184	—	—	228	$35,412

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Six months ended June 30, 2008
Revenues	$114,150	$13,076	$—	$—	$127,226

EBITDA, excluding certain items	26,936	4,024	—	(4,087)	$26,873
Depreciation and amortization	(22,029)	—	—	(731)	(22,760)
Investment income	—	—	—	—	1,004
Interest expense, net of interest income	—	—	—	—	(12,892)

Loss before income taxes, minority interests, and Equity in losses of unconsolidated related parties	—	—	—	—	$(7,775)

Additions to long-lived assets	54,734	—	—	538	$55,272

Total assets	709,853	5,326	—	140,800	$855,979

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended June 30, 2007
Revenues	$41,887	$4,460	$—	$—	$46,347

EBITDA, excluding certain items	9,085	1,658	—	(1,114)	$9,629
Depreciation and amortization	(8,679)	—	—	(139)	(8,818)
Interest expense, net of interest income	—	—	—	—	(2,923)

Loss before income taxes, minority interests, and Equity in losses of unconsolidated related parties	—	—	—	—	$(2,112)

Additions to long-lived assets	48,898	—	—	104	$49,002

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Six months ended June 30, 2007
Revenues	$85,533	$9,274	$—	$—	$94,807

EBITDA, excluding certain items	17,507	3,436	—	(3,415)	$17,528
Depreciation and amortization	(17,168)	—	—	(294)	(17,462)
Interest expense, net of interest income	—	—	—	—	(5,461)

Loss before income taxes, minority interests, and Equity in losses of unconsolidated related parties	—	—	—	—	$(5,395)

Additions to long-lived assets	92,252	—	—	342	$92,594

Total assets	597,879	2,437	—	120,775	$721,091

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
          In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of the new income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.
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
3. SHARE-BASED COMPENSATION
          We account for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” We recognized share-based compensation expense of $7, and $90, net of estimated forfeitures, for the three and six months ended June 30, 2008, respectively.
          The total income tax benefit recognized related to share-based compensation was $3 and $35 for the three and six months ended June 30, 2008, respectively.
          We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of June 30, 2008, total unrecognized compensation cost related to share-based compensation awards was $3,695, which we expect to recognize over a weighted average period of approximately 3.3 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 stock options, stock appreciation rights or shares of our common stock to employees and directors. At June 30, 2008, there were 1,483,267 shares available for future grants under the Plan.
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
          We recorded stock option expense of $34 and $96 for the three and six months ended June 30, 2008, respectively. There were no stock options granted during the three and six months ended June 30, 2008 or 2007. We recorded stock option expense of $251 and $709 for the three and six months ended June 30, 2007, respectively.
A summary of stock option activity during the six months ended June 30, 2008, is:

		Weighted
		Average
		Exercise	Weighted Average Remaining
	Shares	Price	Contractual Life
Number of shares under option:
Outstanding at beginning of period	987,000	$17.29

		Weighted
		Average
		Exercise	Weighted Average Remaining
	Shares	Price	Contractual Life
Granted	—
Exercised	—
Forfeited	(5,000)	$17.00

Outstanding at end of period	982,000	$17.29	6.53 years
Exercisable at end of period	972,000	$17.34	6.50 years
There was no intrinsic value of our outstanding or exercisable stock options at June 30, 2008. The intrinsic value of our outstanding stock options was $16 at June 30, 2007. There was no intrinsic value of our exercisable stock options at June 30, 2007.
Market Condition Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them.
We granted 84,748 and 215,592 market condition share awards during the six months ended June 30, 2008 and 2007, respectively. We recorded negative share-based compensation expense of ($140) and ($32) for the three and six months ended June 30, 2008, respectively. Included in these amounts were reversals of expense related to the resignation of a senior officer in May 2008, as the service condition of these shares was not met. We recorded share-based compensation expense of $121 and $282 for the three and six months ended June 30, 2007, respectively.
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
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date. Due to the resignation of a senior officer in May 2008, 55,046 shares were forfeited.
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
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date.

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
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. Due to the resignation of a senior officer in May 2008, 34,452 shares were forfeited.

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
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date. Due to the resignation of a senior officer in May 2008, 34,452 shares were forfeited.

Performance Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 37,386 and 23,149 performance shares during the six months ended June 30, 2008 and 2007, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance goals during the calendar year. The per share fair value of performance shares granted during the six months ended June 30, 2008 and 2007, was $7.09 and $13.10, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of ($41) and $4 for the three and six months ended June 30, 2008, respectively. Included in these amounts were reversals of expense related to the resignation of a senior officer in May 2008, as the service condition of these shares was not met. We recorded share-based compensation expense of $25 and $51 for the three and six months ended June 30, 2007, respectively. Due to the resignation of a senior officer in May 2008, 18,349 shares were forfeited.
          Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 20,843 performance shares in February 2008 related to the 2007 grants and 17,949 performance shares in February 2007 related to 2006 grants. As a result, we recorded a reduction in expense of $10 and $103 during the six months ended June 30, 2008 and 2007, respectively, related to the shares not issued.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering (IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of Emerging Issues Task Force, (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation revenue of ($260) and ($704), for the three and six months ended June 30, 2008, respectively. We recorded share-based compensation expense of $132 and $37, for the three and six months ended June 30, 2007, respectively.
          During the three months ended June 30, 2008, one of the executives who had deferred a bonus payment as discussed above resigned from our company. As a result, we have reclassified $2,000 previously recorded as deferred compensation to additional paid-in-capital.
Non-vested Shares
          We have granted non-vested shares to certain employees and our directors. Shares vest ratably over various periods up to five years from the grant date. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the six months ended June 30, 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value	Aggregate Intrinsic Value
Non-vested shares balance at beginning of period	333,111
Granted	201,351	$6.27
Forfeited	(41,474)	$8.49
Vested	(69,411)	$5.83

Non-vested shares balance at end of period	423,577	$9.82	$—
          We recorded share-based expense of $179 and $444 for the three and six months ended June 30, 2008, respectively. Included in these amounts were reversals of expense related to the resignation of a senior officer in May 2008, as the service condition of these shares was not met. We recorded share-based expense of $248 and $430 for the three and six months ended June 30, 2007, respectively.
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
     In 2008, our directors had the option to elect to have some or all of the cash portion of their annual fees paid in the form of shares of our common stock rather than cash.  Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive.  Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $235 and $292 for the three and six months ended June 30, 2008, respectively, related to these elections to receive shares in lieu of cash. We issued 45,704 and 52,224 shares in the three and six months ended June 30, 2008, respectively. There were no similar issuances of stock for director compensation in 2007.
4. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007
Land and improvements	$51,684	$51,398
Building and improvements	328,076	289,768
Furniture, fixtures and equipment	311,459	334,836
Construction in process	77,731	19,737

	768,950	695,739
Less accumulated depreciation	(99,851)	(78,042)

Property and equipment, net	$669,099	$617,697

Depreciation expense was $11,216 and $8,690 for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $21,809 and $17,144 for the six months ended June 20, 2008 and 2007, respectively.
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$70,887	$71,542
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	97,000	97,000
Williamsburg mortgage loan	55,000	—
Grapevine construction loan	76,217	58,260
Concord construction loan	—	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,453	8,465
City of Sheboygan loan	3,599	3,690

	468,501	396,302
Less current portion of long-term debt	(134,378)	(78,752)

Total long-term debt	$334,123	$317,550

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2008.
     Mason Mortgage Loan — This loan is secured by our Mason resort.  The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (effective rate of 5.11% as of June 30, 2008).  The loan matures in November 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold.  We do not expect the property to meet the operating performance threshold at November 2008. We are negotiating a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in November 2008. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision.  This loan has no restrictions or fees associated with the repayment of the loan principal.   We were in compliance with all covenants under this loan at June 30, 2008.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in November 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.46% as of June 30, 2008.
     Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December  2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2008.

          Williamsburg Mortgage Loan — In February 2008 we closed on a $55,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 300 basis points with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2008). This loan is interest only and matures in February 2009. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at June 30, 2008. On August 4, 2008, we closed on a new $65,000 mortgage loan on our Williamsburg, VA resort. The new loan matures in 2011, has a one-year extension option and bears interest at a rate of LIBOR plus 350 basis points, with a minimum rate of 6.25 percent per annum. Upon closing the new loan, we repaid the $55,000 mortgage loan.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 5.06% as of June 30, 2008).  The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold.  The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal.  We were in compliance with all covenants under this loan at June 30, 2008.
     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — On April 30, 2008, we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan is potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate (floor) of 6.50% per annum. There were no amounts drawn on this loan as of June 30, 2008.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2009	$134,378
2010	3,859
2011	4,258
2012	77,272
2013	3,538
Thereafter	245,196

Total	$468,501

6. COMPREHENSIVE INCOME
     SFAS 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. For the three and six months ended June 30, 2008, we recorded comprehensive (income)/loss, net of tax of $(356) and $51, respectively related to our interest rate swap. For the three and six months ended June 30, 2007, we recorded comprehensive income, net of tax of $(159) related to our interest rate swap.

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
     Options to purchase 984,500 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2008, because the exercise prices for the options were greater than the average market price of the common shares during that period.  There were 142,421 shares of common stock that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007, because the market and/or performance criteria related to these shares had not been met at June 30, 2007.
     Basic and diluted earnings per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss attributable to common shares	$(4,090)	$(1,656)	$(6,417)	$(3,661)
Weighted average common shares outstanding — basic	30,875,615	30,566,218	30,770,388	30,496,174
Weighted average common shares outstanding — diluted	30,875,615	30,566,218	30,770,388	30,496,174
Net loss per share — basic	$(0.13)	$(0.05)	$(0.21)	$(0.12)
Net loss per share — diluted	$(0.13)	$(0.05)	$(0.21)	$(0.12)
8. SUBSEQUENT EVENTS
          On August 4, 2008, we closed on a $65,000 mortgage loan on our Williamsburg, VA resort. The new loan matures in 2011, has a one-year extension option and bears interest at a rate of LIBOR plus 350 basis points, with a minimum rate of 6.25 percent per annum. Upon closing, we repaid an existing $55,000 bridge loan on the property.
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of June 30, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

			Number	Number
			of	of	Indoor
	Ownership	Opened/	Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units (1)	Area (2)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (3)	30.32%	1997	308	77	102,000
Sandusky, OH (3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	402	—	110,000
Grand Mound, WA (6)	49%	March 2008	398	—	74,000
Resorts Under Construction:
Concord, NC (7)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Income Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is early 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. Chehalis has leased the land needed for the resort to the joint venture.

(7)	We are developing a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.
     Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there over the past 20+ years. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.
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
     Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family.  Over the past year, the slowing U.S. economy has led to a decrease in available credit for consumers and a related decrease in consumer discretionary spending.  While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our overall results.  Also:
•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past three years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	We have experienced a much slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

•	Our Mason resort opened its first phase in December 2006 and is ramping up more slowly than we had projected, which we believe is due, in part, to the opening of competitive properties in the region and to negative publicity from operating issues at the resort in early 2007.
          Our external growth strategies are based primarily on developing additional indoor waterpark resorts by ourselves (either alone or in conjunction with joint venture partners) or by others (in a licensing situation).  Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs.  The subprime loan crisis in 2007 precipitated a general tightening in US lending markets and has decreased the overall availability of construction financing to us and other parties. As a result, we have shifted our domestic development strategy to focus on developing resorts through joint ventures (where we would be the minority owner) and licensing arrangements (where we would have no ownership of the resort).
          Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability to us and other investors of construction financing may be lessened in the future and that terms of construction financing may be less favorable than we have seen over the past few years.  Although we believe we and other investors can continue to obtain construction financing sufficient to execute our development strategies, we believe the more difficult credit market environment is likely to continue at least through the remainder of 2008.

     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the six months ended June 30, 2008. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2008, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
          In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of the new income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of this statement. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(4,090)	$(1,656)	$(6,417)	$(3,661)
Adjustments:
Interest expense, net of interest income	6,475	2,923	12,892	5,461
Income tax benefit	(2,410)	(1,180)	(4,115)	(2,091)
Depreciation and amortization	11,741	8,818	22,760	17,462

EBITDA	$11,716	$8,905	$25,120	$17,171

Results of Operations
     General

     Our results of operations for the three and six months ended June 30, 2008 and 2007 are not directly comparable primarily due to the opening of our Great Wolf Lodge resort in Grapevine, Texas in December 2007.
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason and Grapevine operating resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we will consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
   Three months ended June 30, 2008, compared with the three months ended June 30, 2007
The following table shows key operating statistics for our resorts for the three months ended June 30, 2008 and 2007:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	June 30, 2008	June 30, 2008	June 30, 2007	$	%
Occupancy	67.1%	64.5%	61.2%	N/A	5.4%
ADR	$234.89	$228.27	$237.57	$(9.30)	(3.9)%
RevPAR	$157.53	$147.27	$145.28	$1.99	1.4%
Total RevPOR	$365.75	$350.56	$358.72	$(8.16)	(2.3)%
Total RevPAR	$245.29	$226.16	$219.37	$6.79	3.1%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2008 and 2007 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).
     Decreases in our same store ADR and Total RevPOR are primarily a result of an earlier Easter holiday in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, compressing more of the traditional spring break holiday for families into the first quarter in 2008, as compared to the second quarter in 2007.
     In December 2007 we opened our resort in Grapevine, Texas. As a result, total revenue, rooms revenue and other revenue for the three month periods ended June 30, 2008 and 2007 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended June 30, 2008 and 2007:

	Three months ended
	June 30,
			Increase
	2008	2007	(Decrease)
Revenues	$63,018	$46,347	$16,671
Operating expenses:
Departmental operating expenses	20,879	16,169	4,710
Selling, general and administrative	16,694	11,458	5,236
Property operating costs	8,085	6,289	1,796
Depreciation and amortization	11,741	8,818	2,923
Net operating income	51	811	(760)
Interest expense, net of interest income	6,475	2,923	3,552
Income tax benefit	(2,232)	(917)	(1,315)
Net loss	(4,090)	(1,656)	(2,434)
     Revenues. Total revenues increased primarily due to the opening of our Grapevine resort in December 2007, increased marketing efforts at our Mason resort, and management and other fees and other revenues from managed properties related to our joint venture with Chehalis at our resort in Grand Mound, Washington.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Grapevine resort in December 2007.
•	Departmental expenses increased by $4,710 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, due primarily to the opening of our Grapevine resort.

•	Total selling, general and administrative expenses increased by $5,236 due primarily to the opening of our Grapevine resort, increased marketing efforts at our Mason resort and an increase in corporate selling, general and administrative expenses. The corporate selling, general and administrative expense increase was due primarily to separation costs of $1,258 for former officers in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.
•	Total property operating costs (exclusive of opening costs) increased $2,525 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, due primarily to the opening of our Grapevine resort. Opening costs related to our resorts were $368 for the three months ended June 30, 2008, as compared to $1,097 for the three months ended June 30, 2007.

•	Total depreciation and amortization increased mainly due to the opening of our Grapevine resort and the conference center expansion at our Williamsburg resort in June 2007.
     Net operating income. During the three months ended June 30, 2008, we had net operating income of $51 as compared to a net operating income of $811 for the three months ended June 30, 2007.
     Net loss. Net loss increased due to the following:
•	An increase in net interest expense of $3,552 mainly due to interest expense on mortgage debt related to our Williamsburg and Grapevine resorts, hedge fees related to a terminated debt transaction related to our Williamsburg resort, and interest expense on our junior subordinated debentures issued in June 2007; and

•	A decrease in operating income from $811 for the three months ended June 30, 2007, to $51 for the three months ended June 30, 2008.
This increase was partially offset by an increase of $1,315 in income tax benefit recorded in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.
   Six months ended June 30, 2008, compared with the six months ended June 30, 2007
The following table shows key operating statistics for our resorts for the six months ended June 30, 2008 and 2007:

	All Properties (a)	Same Store Comparison (b)
	Six months ended	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2008	June 30, 2008	June 30, 2007	$	%
Occupancy	65.5%	64.2%	62.7%	N/A	2.4%
ADR	$251.04	$246.98	$242.88	$4.10	1.7%
RevPAR	$164.43	$158.66	$152.18	$6.48	4.3%
Total RevPOR	$387.77	$376.68	$368.71	$7.97	2.2%
Total RevPAR	$253.99	$241.98	$231.02	$10.96	4.7%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2008 and 2007 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).
     In December 2007 we opened our resort in Grapevine, Texas. As a result, total revenue, rooms revenue and other revenue for the six month periods ended June 30, 2008 and 2007 are not directly comparable.

     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2008 and 2007:

	Six months ended
	June 30,
			Increase
	2008	2007	(Decrease)
Revenues	$127,226	$94,807	$32,419
Operating expenses:
Departmental operating expenses	41,296	32,690	8,606
Selling, general and administrative	30,092	24,579	5,513
Property operating costs	19,914	14,172	5,742
Depreciation and amortization	22,760	17,462	5,298
Net operating income	4,113	66	4,047
Net interest expense	12,892	5,461	7,431
Income tax benefit	(3,037)	(1,961)	(1,076)
Net loss	(6,417)	(3,661)	(2,756)
     Revenues. Total revenues increased primarily due to the opening of our Grapevine resort in December 2007, the expansion at our Williamsburg resort in the first half of 2007, increased marketing efforts at our Mason resort, and management and other fees and other revenues from managed properties related to our joint venture with Chehalis at our resort in Grand Mound, Washington.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Grapevine resort in December 2007 and our expansion at our Williamsburg resort in the first half of 2007.
•	Departmental expenses increased by $8,606 for the six months ended June 30, 2008, as compared to the six months ended June 20, 2007, mainly due to the opening of our Grapevine resort and the expansion of our Williamsburg resort.

•	Total selling, general and administrative expenses increased by $5,513 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Selling, general and administrative expenses increased by $4,386 due to the opening of our Grapevine resort and the expansion of our Williamsburg resort. This increase was also due to an increase in corporate selling, general and administrative expenses of $2,129 due primarily to separation costs of $1,258 for former officers in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

•	Total property operating costs (exclusive of opening costs) increased $5,217 for the six months ended June 30, 2008, as compared to June 20, 2007, mainly due to the opening of our Grapevine resort, as well as increased repairs and maintenance expense, and increased utilities expense related to the expansion of our Williamsburg resort and amenity additions to several of our other resorts. Opening costs related to our resorts were $3,948 for the six months ended June 30, 2008, as compared to $3,423 for the six months ended June 30, 2007.

•	Total depreciation and amortization increased mainly due to the opening of our Grapevine resort and the expansion at our Williamsburg resort. The total increase in depreciation and amortization at these two resorts was $4,248 during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.
     Net operating income. During the six months ended June 30, 2008, we had net operating income of $4,113 as compared to a net operating income of $66 for the six months ended June 30, 2007.
     Net loss. Net loss increased mainly due to an increase in net interest expense of $7,431. The increase in net interest expense is mainly due to interest expense on mortgage debt related to our Williamsburg and Grapevine resorts, hedge fees related to a terminated debt transaction related to our Williamsburg resort, and interest expense on our junior subordinated debentures issued in June 2007.
This increase was partially offset by:
•	An increase in operating income from $66 for the six months ended June 30, 2007, to $4,113 for the six months ended June 30, 2007.

▪	An increase of $1,076 in income tax benefit recorded in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.
Segments
     We are organized into a single operating division. Within that operating division, we have three reportable segments in 2008 and 2007:
•	resort ownership/operation-revenues derived from our consolidated owned resorts;

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.
     We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated related parties. See our Segments section in our Summary of Significant Accounting Policies for a reconciliation of these measures to their most directly comparable GAAP measure.

	Three months ended			Six months ended
	June 30,			June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Resort Ownership/Operation
Revenues	$55,286	$41,887	$13,399	$114,150	$85,533	$28,617
EBITDA, excluding certain items	13,102	9,085	4,017	26,936	17,507	9,429

Resort Third-Party Mgmt
Revenues	7,732	4,460	3,272	13,076	9,274	3,802
EBITDA, excluding certain items	2,164	1,658	506	4,024	3,436	588

Condominium Sales
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	—	—	—	—	—	—

Other
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	(3,474)	(1,114)	(2,360)	(4,087)	(3,415)	(672)
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $468,501 and $396,302 as of June 30, 2008, and December 31, 2007, respectively, summarized as follows:

	June 30,	December 31,
	2008	2007
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$70,887	$71,542
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	97,000	97,000
Williamsburg mortgage loan	55,000	—
Grapevine construction loan	76,217	58,260
Concord construction loan	—	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,453	8,465
City of Sheboygan loan	3,599	3,690

	468,501	396,302
Less current portion of long-term debt	(134,378)	(78,752)

Total long-term debt	$334,123	$317,550

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2008.
     Mason Construction Loan — This loan is secured by our Mason resort.  The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (effective rate of 5.11% as of June 30, 2008).  The loan matures in November 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold.  We do not expect the property to meet the operating performance threshold at November 2008. We are negotiating a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in November 2008. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision.  This loan has no restrictions or fees associated with the repayment of the loan principal.   We were in compliance with all covenants under this loan at June 30, 2008.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in November 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.46% as of June 30, 2008.
     Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is interest only for the initial 18-month period and thereafter is subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2008.

          Williamsburg Mortgage Loan — In February 2008 we closed on a $55,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 300 basis points with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2008). This loan is interest only and matures in February 2009. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at June 30, 2008. On August 4, 2008, we closed on a new $65,000 mortgage loan on our Williamsburg, VA resort. The new loan matures in 2011, has a one-year extension option and bears interest at a rate of LIBOR plus 350 basis points, with a minimum rate of 6.25 percent per annum. Upon closing the new loan, we repaid the $55,000 mortgage loan.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 5.06% as of June 30, 2008).  The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold.  The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods.  This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal.  We were in compliance with all covenants under this loan at June 30, 2008.
     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — On April 30, 2008, we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan is potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate (floor) of 6.50% per annum. There were no amounts drawn on this loan as of June 30, 2008.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2009	$134,378
2010	3,859
2011	4,258
2012	77,272
2013	3,538
Thereafter	245,196

Total	$468,501

Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
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
          Our Mason mortgage loan in the amount of $76,800 matures in November 2008.  The loan has two, one-year extensions available at our option, assuming the property meets an operating performance threshold.  We do not expect the property to meet the operating performance threshold at November 2008.  Accordingly, we have begun discussions with the lender on obtaining a waiver or modification of this performance threshold, in order to exercise the one-year extension at November 2008. We do not currently have sufficient liquidity to repay this loan at its maturity date and we do not believe we will be able to pursue refinancing the Mason loan with a new lender until sometime in 2009. We expect to obtain a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in November 2008. In the event we are unable to obtain such a waiver or modification, however, the maturity of this debt could have a material impact on our operating results and financial condition.
          Also, in February 2008 we closed on a $55,000 mortgage loan secured by our Williamsburg resort.  That loan has a one-year term. On August 4, 2008, we closed on a $65,000 mortgage loan on our Williamsburg, VA resort and repaid this loan.

          Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $55,272 for the six months ended June 30, 2008. We expect to have approximately $85,100 of such expenditures in the remainder of 2008 and $43,700 in 2009. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from new joint venture partners, proceeds from investing activities and proceeds from financing activities.
Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at June 30, 2008.  We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30.32% ownership interest. At June 30, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $63,000. This loan is a mortgage loan that is non-recourse to us.

•	We entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest. At June 30, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $97,887. We have provided a 49% guarantee on mortgage debt obtained by the Grand Mound joint venture. As of June 30, 2008, we have made combined loan and equity contributions of $42,093 to the joint venture to fund a portion of construction costs of the resort.

     As capital may be required to fund the activities of the resorts owned by these joint ventures, we may in the future fund either or both of the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. In particular, the resorts owned by the CNL joint venture have been adversely affected by a regional economic downturn and greater than expected competitive pressures. We are working with our partner to develop strategies to improve the performance of the properties and minimize any potential future capital funding by the joint venture’s partners.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2008:

	Payment Terms
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations (1)	$468,501	$134,378	$8,117	$80,810	$245,196
Operating lease obligations	1,372	561	479	274	58
Construction contracts	68,804	68,804	—	—	—
Related party guarantee (2)	952	457	495	—	—
Reserve on unrecognized tax benefits	1,268	—	—	1,268	—

Total	$540,897	$204,200	$9,091	$82,352	$245,254

(1)	Includes $8,453 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,599 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan.

These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

(2)	We have provided a partial guarantee on mortgage debt obtained by one of our joint ventures.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $34,687 of available cash and cash equivalents and working capital deficit of $155,722 (current assets less current liabilities) at June 30, 2008, compared to the $18,597 of available cash and cash equivalents and a working capital deficit of $98,560 at December 31, 2007. The primary reason for the decline in our working capital balance from December 31, 2007 to June 30, 2008 was the use of cash for capital expenditures and investments in and advances to related parties, for our properties under development, and the incurrence of $55,000 of mortgage debt classified as a current liability.
Cash Flows
Six months ended June 30, 2008, compared with the six months ended June 30, 2007

	2008	2007	Increase
Net cash provided by operating activities	$14,931	$8,075	$6,856
Net cash used in investing activities	(68,726)	(131,408)	62,682
Net cash provided by financing activities	69,885	53,034	16,851
     Operating Activities. The increase in net cash provided by operating activities resulted primarily from an increase in accounts payable, accrued expenses and other liabilities and depreciation and amortization during the six months ended June 30, 2008 as compared to June 30, 2007.
     Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, resulted primarily from decreased capital expenditures for our properties that are in service and our development properties as well as a decrease in our investments in affiliates.
     Financing Activities. The increase in net cash provided by financing activities resulted primarily from the proceeds from our Williamsburg loan during the six months ended June 30, 2008.
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
     As of June 30, 2008, we had total indebtedness of approximately $468,501. This debt consisted of:
•	$70,887 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$76,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points. $71,000 of this debt is effectively fixed at a rate of 7.65% due to the interest rate swap described above. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.46% as of June 30, 2008.

•	$97,000 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$55,000 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 300 basis points, with a minimum rate of 6.50% per annum. The total rate was 6.50% at June 30, 2008.

•	$76,217 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The total rate was 5.06% at June 30, 2008.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,453 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,599 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.
     As of June 30, 2008, we estimate the total fair value of the indebtedness described above to be $73,320 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1,314 annually, based on our debt balances outstanding as of June 30, 2008. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $1,314 annually, based on our debt balances outstanding as of June 30, 2008.
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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2008. We have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders on May 28, 2008, the following individuals were elected to serve as members of our Board of Directors for a one-year term that will expire at our annual meeting in 2009 or when their successors are duly qualified, each individual receiving the indicated number of votes for his or her election, and the indicated number of votes withheld:

	FOR	WITHHELD
Joseph V. Vittoria	23,020,495	185,582
Elan J. Blutinger	22,486,978	719,099
Randy L. Churchey	22,873,306	332,771
Eric D. Hovde	22,904,200	301,877
Michael M. Knetter	22,496,814	709,263
Beth B. May	22,913,075	293,002
Richard T. Murray	22,405,814	800,263
Edward H. Rensi	22,974,783	231,294
Howard A. Silver	22,358,923	847,154
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 18, 2006)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4	Junior Subordinated Indenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

Exhibit
Number	Description
10.1*	Separation, Consulting and Noncompetition Agreement dated June 16, 2008, by and between Great Wolf Resorts, Inc., and Hernan Martinez.

10.2	Employment Agreement, dated as of May 23, 2008, between the Company and Mr. Randy Churchey (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2008).

10.3	Agreement, dated as of May 9, 2008, among the Company and certain investors of the Company parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2008).

10.4	Separation, Consulting and Non-competition Agreement, entered into on May 9, 2008, between the Company and John Emery (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2008).

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as Administrative Agent, and the several banks and other financial institutions from time to time party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 5, 2008