Form 10-Q
period 2008-09-30
Great Wolf Resorts, Inc.
filed 2008-11-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 30,945,141 as of November 5, 2008.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,884	$18,597
Accounts receivable, net of allowance for doubtful accounts of $103 and $113	2,253	2,373
Accounts receivable — unconsolidated affiliates	1,861	3,973
Inventory	4,437	4,632
Other current assets	7,188	2,869

Total current assets	41,623	32,444
Property and equipment, net	694,057	617,697
Investments in and advances to unconsolidated affiliates	63,502	59,148
Other assets	25,795	20,257
Other intangible assets	23,829	23,829
Goodwill	17,430	17,430

Total assets	$866,236	$770,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$81,118	$78,752
Accounts payable	22,132	18,471
Accrued payroll	1,785	3,644
Accrued expenses	24,175	17,132
Accrued expenses — unconsolidated affiliates	798	124
Advance deposits	8,841	8,211
Gift certificates payable	3,759	4,670

Total current liabilities	142,608	131,004
Mortgage debt	315,821	225,042
Other long-term debt	92,360	92,508
Other long-term liabilities	1,523	2,232
Deferred tax liability	4,506	7,597
Deferred compensation liability	1,399	2,029

Total liabilities	558,217	460,412

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 30,949,708 and 30,698,683 shares issued and outstanding, at September 30, 2008, and December 31, 2007, respectively	309	307
Additional paid-in-capital	399,409	399,759
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Accumulated deficit	(91,332)	(87,086)
Deferred compensation	(200)	(2,200)
Accumulated other comprehensive loss, net of tax	(167)	(387)

Total stockholders’ equity	308,019	310,393

Total liabilities and stockholders’ equity	$866,236	$770,805

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rooms	$40,994	$30,754	$115,801	$87,659
Food and beverage	10,088	7,577	30,751	22,621
Other hotel operations	9,759	7,407	28,439	20,990
Management and other fees	863	983	2,292	2,231
Management and other fees — affiliates	1,767	1,162	4,363	3,295

	63,471	47,883	181,646	136,796
Other revenue from managed properties — affiliates	5,942	3,015	14,993	8,852

Total revenues	69,413	50,898	196,639	145,648

Operating expenses by department:
Rooms	5,407	4,158	15,827	12,147
Food and beverage	8,176	6,273	24,311	19,383
Other	7,832	6,024	22,573	17,615
Other operating expenses:
Selling, general and administrative	11,637	10,005	41,729	34,582
Property operating costs	8,642	6,553	28,556	20,726
Depreciation and amortization	11,995	9,105	34,755	26,567
Loss on disposition of property	19	128	19	128

	53,708	42,246	167,770	131,148
Other expenses from managed properties — affiliates	5,942	3,015	14,993	8,852

Total operating expenses	59,650	45,261	182,763	140,000

Net operating income	9,763	5,637	13,876	5,648
Investment income — affiliates	(625)	(281)	(1,629)	(336)
Interest income	(279)	(551)	(1,178)	(2,365)
Interest expense	6,808	3,829	20,599	11,104

Income (loss) before income taxes, minority interests, and equity in earnings (losses) of unconsolidated affiliates	3,859	2,640	(3,916)	(2,755)
Income tax expense (benefit)	1,755	784	(1,282)	(1,157)
Minority interests, net of tax	—	—	—	(443)
Equity in loss (earnings) of unconsolidated affiliates, net of tax	(67)	95	1,612	745

Net income (loss)	$2,171	$1,761	$(4,246)	$(1,900)

Other comprehensive income (loss), net of tax:
Unrealized (gain) loss on interest rate swaps	(271)	329	(220)	170

Comprehensive income (loss)	$2,442	$1,432	$(4,026)	$(2,070)

Net income (loss) per share-basic	$0.07	$0.06	$(0.14)	$(0.06)

Net income (loss) per share-diluted	$0.07	$0.06	$(0.14)	$(0.06)

Weighted average common shares outstanding:
Basic	30,840,691	30,570,719	30,793,822	30,521,022

Diluted	30,840,691	30,570,719	30,793,822	30,521,022

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(4,246)	$(1,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,755	26,567
Non-cash employee compensation and professional fees (revenue) expense	(7)	2,004
Loss on disposition of property	19	128
Equity in losses of unconsolidated affiliates	2,620	1,285
Minority interests	—	(764)
Deferred tax benefit	(2,290)	(1,375)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(3,790)	(4,950)
Accounts payable, accrued expenses and other liabilities	204	(5,333)

Net cash provided by operating activities	27,265	15,662

Investing activities:
Capital expenditures for property and equipment	(98,811)	(130,095)
Loan repayment from unconsolidated affiliates	2,500	—
Investments in unconsolidated affiliates	(9,823)	(16,981)
Investment in development	(2,288)	(20,245)
Purchase of minority interest	—	(6,900)
Issuance of notes receivable	—	(3,266)
Decrease in restricted cash	58	1,133
(Increase) decrease in escrows	(607)	842

Net cash used in investing activities	(108,971)	(175,512)

Financing activities:
Principal payments on long-term debt	(56,667)	(1,008)
Proceeds from issuance of long-term debt	149,663	86,538
Payment of loan costs	(4,003)	(925)

Net cash provided by financing activities	88,993	84,605

Net increase (decrease) in cash and cash equivalents	7,287	(75,245)
Cash and cash equivalents, beginning of period	18,597	96,778

Cash and cash equivalents, end of period	$25,884	$21,533

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$20,381	$9,761
Cash paid for income taxes, net of refunds	$365	$266
Non-cash items:
Construction in process accruals	$10,180	$11,391
Guarantee on loan for related party	—	$1,371
See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except per share amounts)
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of September 30, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

			Number	Number
			of	of	Indoor
	Ownership	Opened/	Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units (1)	Area (2)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (3)	30.32%	1997	308	77	102,000
Sandusky, OH (3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	402	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Resorts Under Construction:
Concord, NC (7)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is in early 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. Chehalis has leased the land needed for the resort to the joint venture.

(7)	We are developing a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.
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
     Investments in and Advances to Affiliates - As of September 30, 2008, we have investments in two joint ventures that we do not consolidate:
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
     Included in our Investment in and advances to affiliates line on our September 30, 2008 consolidated balance sheet is a preferred equity investment of $8,000 in one of our joint ventures. This preferred equity investment bears interest at 11%. We also have a $12,415 loan outstanding at September 30, 2008 to one of our joint ventures. This loan bears interest at 11% per annum.
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
The following summarizes significant financial information regarding our segments:

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended September 30, 2008
Revenues	$60,841	$8,572	$—	$—	$69,413

EBITDA, excluding certain items	17,211	2,630	—	1,917	$21,758
Depreciation and amortization	(11,660)	—	—	(335)	(11,995)
Investment income	—	—	—	—	625
Interest expense, net of interest income	—	—	—	—	(6,529)

Income before income taxes, minority interests, and Equity in losses of unconsolidated affiliates	—	—	—	—	$3,859

Additions to long-lived assets	43,285	—	—	254	$43,539

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Nine months ended September 30, 2008
Revenues	$174,991	$21,648	$—	$—	$196,639

EBITDA, excluding certain items	44,147	6,654	—	(2,170)	$48,631
Depreciation and amortization	(33,689)	—	—	(1,066)	(34,755)
Investment income	—	—	—	—	1,629
Interest expense, net of interest income	—	—	—	—	(19,421)

Loss before income taxes, minority interests, and Equity in losses of unconsolidated affiliates	—	—	—	—	$(3,916)

Additions to long-lived assets	98,019	—	—	792	$98,811

Total assets	730,802	1,999	—	133,435	$866,236

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Three months ended September 30, 2007
Revenues	$45,738	$5,160	$—	$—	$50,898

EBITDA, excluding certain items	12,132	2,145	—	465	$14,742
Depreciation and amortization	(8,940)	—	—	(165)	(9,105)
Investment income	—	—	—	—	281
Interest expense, net of interest income	—	—	—	—	(3,278)

Loss before income taxes, minority interests, and equity in losses of unconsolidated affiliates	—	—	—	—	$(2,640)

Additions to long-lived assets	37,361	—	—	140	$37,501

	Resort	Resort			Totals per
	Ownership/	Third-Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements
Nine months ended September 30, 2007
Revenues	$131,270	$14,378	$—	$—	$145,648

EBITDA, excluding certain items	29,638	5,526	—	(2,949)	$32,215
Depreciation and amortization	(26,109)	—	—	(458)	(26,567)
Investment income	—	—	—	—	336
Interest expense, net of interest income	—	—	—	—	(8,739)

Loss before income taxes, minority interests, and equity in losses of unconsolidated affiliates	—	—	—	—	$(2,755)

Additions to long-lived assets	129,613	—	—	482	$130,095

Total assets	617,786	2,507	—	125,333	$745,626

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investments in and advances to affiliates, and intangibles. Goodwill is included in our resort ownership/operation segment.
          Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of FSP 157-2 and do not expect it to have a material impact on our financial statements.
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
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement and do not expect it to have a material impact on our financial statements.
          In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of FSP 142-3.
          In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non-governmental entities in conformity with generally accepted accounting principles. This statement will be effective on November 15, 2008. We are currently evaluating the impact of the adoption of this statement and do not expect it to have a material impact on our financial statements.
3. SHARE-BASED COMPENSATION
          We account for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” We recognized negative share-based compensation expense of $(97), and $(7), net of estimated forfeitures, for the three and nine months ended September 30, 2008, respectively. Share-based compensation expense was negative for the three and nine months ended due to reversals of expense related to the resignation of two senior officers in 2008, as the service condition of these shares was not met.
          The total income tax expense recognized related to share-based compensation was $37 and $3 for the three and nine months ended September 30, 2008, respectively.
          We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of September 30, 2008, total unrecognized compensation cost related to share-based compensation awards was $2,517, which we expect to recognize over a weighted average period of approximately 3.3 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 stock options, stock appreciation rights or shares of our common stock to employees and directors. At September 30, 2008, there were 1,972,967 shares available for future grants under the Plan.
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
          We recorded stock option expense of $8 and $104 for the three and nine months ended September 30, 2008, respectively. There were no stock options granted during the nine months ended September 30, 2008 or 2007. We recorded stock option expense of $431 and $1,139 for the three and nine months ended September 30, 2007, respectively.
A summary of stock option activity during the nine months ended September 30, 2008, is:

		Weighted
		Average
		Exercise	Weighted Average Remaining
	Shares	Price	Contractual Life
Number of shares under option:
Outstanding at beginning of period	987,000	$17.29

Granted	—
Exercised	—
Forfeited	(357,000)	$17.00

Outstanding at end of period	630,000	$17.46	6.31 years
Exercisable at end of period	620,000	$17.46	6.25 years
There was no intrinsic value of our outstanding or exercisable stock options at September 30, 2008 or 2007.
Market Condition Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them.
          We granted 84,748 and 215,592 market condition share awards during the nine months ended September 30, 2008 and 2007, respectively. We recorded negative share-based compensation expense of $(129) and $(161) for the three and nine months ended September 30, 2008, respectively. Included in these amounts were reversals of expense related to the resignation of two senior officers in 2008, as the service condition of these shares was not met. We recorded share-based compensation expense of $120 and $402 for the three and nine months ended September 30, 2007, respectively.
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
Of the 2007 market condition shares awards granted:
•	53,006 were based on our common stock’s performance in 2007 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2007-2009. The per share fair value of these market condition shares was $7.25.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	5.05%
Expected stock price volatility	42.13%
Expected stock price volatility (small-cap stock index)	16.64%
We used an expected dividend yield of 0% as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date.
•	81,293 are based on our common stock’s absolute performance during the three-year period 2007-2009. For shares that are earned, half of the shares vest on December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $6.65.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%
We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. Due to the resignation of two senior officers in 2008, 58,628 shares were forfeited.
•	81,293 were based on our common stock’s performance in 2007-2009 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares vest on December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $8.24.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%
Expected stock price volatility (small-cap stock index)	16.64%
We used an expected dividend yield of 0% as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date. Due to the resignation of two senior officers in 2008, 58,628 shares were forfeited.
Performance Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 37,386 and 23,149 performance shares during the nine months ended September 30, 2008 and 2007, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance goals during the calendar year. The per share fair value of performance shares granted during the nine months ended September 30, 2008 and 2007, was $7.09 and $13.10, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $23 and $27 for the three and nine months ended September 30, 2008, respectively. Included in these amounts were reversals of expense related to the resignation of a senior officer in 2008, as the service condition of these shares was not met. We recorded share-based compensation expense of $25 and $76 for the three and nine months ended September 30, 2007, respectively. Due to the resignation of a senior officer in 2008, 18,349 shares were forfeited.
          Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 20,843 performance shares in February 2008 related to 2007 grants and 17,949 performance shares in February 2007 related to 2006 grants. As a result, we recorded a reduction in expense of $10 and $103 during the nine months ended September 30, 2008 and 2007, respectively, related to the shares not earned.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering (IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of Emerging Issues Task Force, (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation revenue of $92 and $796, for the three and nine months ended September 30, 2008, respectively. We recorded share-based compensation revenue of $245 and $207, for the three and nine months ended September 30, 2007, respectively.
          In 2008, one of the executives who had deferred a bonus payment as discussed above resigned from our company. As a result, we have reclassified $2,000 previously recorded as deferred compensation to additional paid-in-capital.
Non-vested Shares

          We have granted non-vested shares to certain employees and our directors. Shares vest ratably over various periods up to five years from the grant date. We valued the non-vested shares at the closing market value of our common stock on the date of grant.
A summary of non-vested shares activity for the nine months ended September 30, 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares balance at beginning of period	333,111	$12.37
Granted	201,351	$6.81
Forfeited	(147,874)	$10.70
Vested	(71,011)	$12.79

Non-vested shares balance at end of period	315,577	$9.22
          There was no intrinsic value of our non-vested shares at September 30, 2008.
          We recorded share-based expense of $19 and $463 for the three and nine months ended September 30, 2008, respectively. Included in these amounts were reversals of expense related to the resignation of two senior officers in 2008, as the service condition of these shares was not met. We recorded share-based expense of $267 and $697 for the three and nine months ended September 30, 2007, respectively.
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
     In 2008, our directors had the option to elect to have some or all of the cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election can receive shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $73 and $365 for the three and nine months ended September 30, 2008, respectively, related to these elections to receive shares in lieu of cash. We issued 20,069 and 72,293 shares in the three and nine months ended September 30, 2008, respectively. We had no similar issuances of stock for director compensation in 2007.
4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007
Land and improvements	$51,684	$51,398
Building and improvements	329,089	289,768

	September 30,	December 31,
	2008	2007
Furniture, fixtures and equipment	313,164	334,836
Construction in process	110,895	19,737

	804,832	695,739
Less accumulated depreciation	(110,775)	(78,042)

Property and equipment, net	$694,057	$617,697

Depreciation expense was $10,941 and $32,750 for the three and nine months ended September 30, 2008, respectively. Depreciation expense was $8,941 and $26,084 for the three and nine months ended September 30, 2007, respectively.
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$70,559	$71,542
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	96,843	97,000
Williamsburg mortgage loan	64,625	—
Grapevine construction loan	78,709	58,260
Concord construction loan	9,195	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,472	8,465
City of Sheboygan loan	3,551	3,690

	489,299	396,302
Less current portion of long-term debt	(81,118)	(78,752)

Total long-term debt	$408,181	$317,550

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2008.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (effective rate of 6.58% as of September 30, 2008). The loan matures on November 30, 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. We do not expect the property to meet the operating performance threshold at November 30, 2008. We are seeking to negotiate a waiver or modification allowing us to exercise an extension prior to the loan’s maturity date in November 2008. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at September 30, 2008.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in November 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.57% as of September 30, 2008.
     Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December, 2016. The loan was interest only for the initial 18-month period and is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2008.
          Williamsburg Mortgage Loan — In August 2008 we closed on a $65,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 7.43% as of September 30, 2008). This loan matures in August 2011 and has a one-year extension option upon satisfaction of certain property performance conditions. The loan has a prepayment fee calculated as 3.50 % of the prepaid principal amount for any payments made in the first twelve months of the loan. After twelve months, the loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at September 30, 2008. Upon the closing of this loan, we repaid an existing $55,000 mortgage loan.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 6.53% as of September 30, 2008). The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at September 30, 2008.
     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan is potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum (effective rate of 7.38% as of September 30, 2008). The loan requires interest only payments until the one year anniversary of the opening date of the property and then requires monthly principal payments based on a 25 year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. Also, this loan is guaranteed by Great Wolf Resorts, Inc.
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
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of our junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from our debenture sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.
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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs .
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2009	$81,118

2010	5,682
2011	82,177
2012	72,405
2013	3,606
Thereafter	244,311

Total	$489,299

6. COMPREHENSIVE INCOME
     SFAS 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. For the three and nine months ended September 30, 2008, we recorded comprehensive income, net of tax of $(271) and $(220), respectively related to our interest rate swap. For the three and nine months ended September 30, 2007, we recorded comprehensive loss, net of tax of approximately $329 and $170, respectively, related to unrealized loss on our interest rate swap.
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
     The trust that holds the assets to pay obligations under our deferred compensation plan has 73,412 shares of our common stock. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations.
     Options to purchase 630,000 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2008, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 94,069 shares of common stock that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008, because the market and/or performance criteria related to these shares had not been met at September 30, 2008.
     Basic and diluted earnings per common share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$2,171	$1,761	$(4,246)	$(1,900)
Weighted average common shares outstanding — basic	30,840,691	30,570,719	30,793,822	30,521,022
Weighted average common shares outstanding — diluted	30,840,691	30,570,719	30,793,822	30,521,022
Net income (loss) per share — basic	$0.07	$0.06	$(0.14)	$(0.06)
Net income (loss) per share — diluted	$0.07	$0.06	$(0.14)	$(0.06)
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
     The following table presents an overview of our portfolio of operating resorts and resorts under construction. As of September 30, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

			Number	Number
			of	of	Indoor
	Ownership	Opened/	Guest	Condo	Entertainment
	Percentage	Opening	Suites	Units (1)	Area (2)
					(Approx. ft2)
Existing Resorts:
Wisconsin Dells, WI (3)	30.32%	1997	308	77	102,000
Sandusky, OH (3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	402	—	110,000
Grand Mound, WA (6)	49%	March 2008	398	—	74,000
Resorts Under Construction:
Concord, NC (7)	100%	Spring 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our Aveda® spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32%

interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We manage the resort on behalf of Ripley and also provide central reservation services.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. Expected completion of the expansion is in early 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. Chehalis has leased the land needed for the resort to the joint venture.

(7)	We are developing a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, approximately 402-suite resort will provide a comprehensive package of first-class destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in Spring 2009.
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
     Outlook. We believe that no other operator or developer other than Great Wolf Resorts has established a portfolio of family entertainment resorts that feature indoor waterparks and the other amenities that we offer at our resorts. We intend to continue to expand our portfolio of resorts, primarily by seeking licensing and management opportunities domestically and internationally. The resorts we are currently constructing and plan to develop in the future require significant industry knowledge and substantial capital resources. Similar family entertainment resorts compete directly with several of our resorts.
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to: maximize total resort revenue; minimize costs by leveraging our economies of scale; and build upon our existing brand awareness and loyalty in order to compete more effectively. Our primary external growth strategies are to: capitalize on our first-mover advantage by being the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets; focus on development and strategic growth opportunities by seeking to develop additional resorts by targeting licensing and joint venture opportunities; and continue to innovate by leveraging our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers.
     In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These challenges include: development and licensing of properties; increases in costs of constructing, operating and maintaining our resorts; competition from other entertainment companies, both within and outside our industry segment; and external economic risks, including family vacation patterns and trends. We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.
     Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past year, the slowing U.S. economy has led to a decrease in available credit for consumers and a related decrease in consumer discretionary spending. This trend accelerated in the third quarter of 2008 as consumers experienced several negative economic impacts, including:
•	record prices for many commodities, most notably oil, that resulted in increased costs for gasoline and other consumer staples;

•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	an increased national unemployment rate;

•	a continuing decline in the national average of home prices; and

•	high volatility in the stock market that led to substantial declines in leading market averages and aggregate household savings.
     These and other similar factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending patterns in future periods. While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our future operating results. Also:
•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past three years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest suppliers of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. We believe this has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	We have experienced a much slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

•	Our Mason resort opened its first phase in December 2006 and is ramping up more slowly than we had projected, which we believe is due, in part, to the opening of competitive properties in the region and to negative publicity from perceived operating issues at the resort in early 2007.
          Our external growth strategies are based primarily on developing additional indoor waterpark resorts by ourselves (primarily in conjunction with joint venture partners) or by others (in a licensing situation). Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The subprime loan crisis in 2007 and 2008 has precipitated a general tightening in U.S. lending markets and has decreased the overall availability of construction financing to us and other parties. As a result, we have shifted our domestic development strategy to focus on developing resorts through joint ventures (where we would be the minority owner) and licensing arrangements (where we would have no ownership of the resort).
          Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability to us and other investors of construction financing may be lessened in the future and that terms of construction financing may be less favorable than we have seen over the past few years. Although we believe we and other investors may be able to continue to obtain construction financing sufficient to execute development strategies, we believe the more difficult credit market environment is likely to continue through at least the first half of 2009.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the nine months ended September 30, 2008. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2008, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
     We also use EBITDA as a measure of the operating performance of each of our resorts. EBITDA is a supplemental financial measure and is not defined by accounting principles generally accepted in the United States (GAAP). See “Non-GAAP Financial Measures” below for further discussion of our use of EBITDA and a reconciliation to net income.
Critical Accounting Policies and Estimates
          This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unconsolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
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
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of FSP 157-2 and do not expect it to have a material impact on our financial statements.
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

          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement and do not expect it to have a material impact on our financial statements.
          In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of FSP 142-3.
          In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non-governmental entities in conformity with GAAP. This statement will be effective on November 15, 2008. We are currently evaluating the impact of the adoption of this statement and do not expect it to have a material impact on our financial statements.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$2,171	$1,761	$(4,246)	$(1,900)
Adjustments:
Interest expense, net of interest income	6,529	3,278	19,421	8,739
Income tax expense (benefit)	1,825	715	(2,290)	(1,376)
Depreciation and amortization	11,995	9,105	34,755	26,567

EBITDA	$22,520	$14,859	$47,640	$32,030

Results of Operations
     General
     Our results of operations for the three and nine months ended September 30, 2008 and 2007 are not directly comparable primarily due to the opening of our Great Wolf Lodge resort in Grapevine, Texas in December 2007.
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason and Grapevine operating resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resorts that are under construction which we consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14),

establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
     Three months ended September 30, 2008, compared with the three months ended September 30, 2007
     The following table shows key operating statistics for our resorts for the three months ended September 30, 2008 and 2007:

	All Properties (a)	Same Store Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended
	September 30,	September 30,	September 30,	Increase (Decrease)
	2008	2008	2007	$	%
Occupancy	72.1%	71.1%	69.9%	N/A	1.7%
ADR	$255.83	$244.73	$248.36	$(3.63)	(1.5)%
RevPAR	$184.52	$173.91	$173.55	$0.36	0.2%
Total RevPOR	$385.42	$364.39	$371.06	$(6.67)	(1.8)%
Total RevPAR	$277.98	$258.95	$259.29	$(0.34)	(0.1)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2008 and 2007 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).
     In December 2007 we opened our resort in Grapevine, Texas. As a result, total revenue, rooms revenue and other revenue for the three month periods ended September 30, 2008 and 2007 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the three months ended September 30, 2008 and 2007:

	Three months ended
	September 30,
	2008	2007	Increase
Revenues	$69,413	$50,898	$18,515
Operating expenses:
Departmental operating expenses	21,415	16,455	4,960
Selling, general and administrative	11,637	10,005	1,632
Property operating costs	8,642	6,553	2,089
Depreciation and amortization	11,995	9,105	2,890
Net operating income	9,763	5,637	4,126
Interest expense, net of interest income	6,529	3,278	3,251
Income tax expense	1,755	784	971
Net income	2,171	1,761	410
     Revenues. Total revenues increased primarily due to the opening of our Grapevine resort in December 2007, and management and other fees and other revenues from managed properties related to our joint venture with Chehalis at our resort in Grand Mound, Washington.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Grapevine resort in December 2007.
•	Departmental expenses increased by $4,960 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, due primarily to the opening of our Grapevine resort.

•	Total selling, general and administrative expenses increased by $1,632 in three months ended September 30, 2008, as compared to the three months ended September 30, 2007, due primarily to the opening of our Grapevine resort.

•	Total property operating costs (exclusive of opening-related costs) increased $2,977 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, due primarily to the opening of our Grapevine resort. For the three months ended September 30, 2008, our opening-related costs related to our resorts were $403, as compared to $1,291 for the three months ended September 30, 2007.

•	Total depreciation and amortization increased for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily due to the opening of our Grapevine resort and the write off of loan fees of $615 related to our Williamsburg mortgage loan that we paid off in August 2008. We had no similar loan fee write offs during the three months ended September 30, 2007.
     Net operating income. During the three months ended September 30, 2008, we had net operating income of $9,763 as compared to a net operating income of $5,637 for the three months ended September 30, 2007.
     Net income. Net income increased due to an increase in net operating income from $5,637 for the three months ended September 30, 2007, to $9,763 for the three months ended September 30, 2008. This increase was partially offset by the following:
•	An increase in net interest expense of $3,251 mainly due to interest expense on mortgage debt related to our Williamsburg and Grapevine resorts, and having less interest expense capitalized to development projects; and

•	An increase of $971 in income tax expense recorded in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.
     Nine months ended September 30, 2008, compared with the nine months ended September 30, 2007

     The following table shows key operating statistics for our resorts for the nine months ended September 30, 2008 and 2007:

	All Properties (a)	Same Store Comparison (b)
	Nine months ended	Nine months ended	Nine months ended	Increase (Decrease)
	September 30, 2008	September 30, 2008	September 30, 2007	$	%
Occupancy	67.8%	66.6%	65.1%	N/A	2.3%
ADR	$252.66	$246.02	$244.90	$1.12	0.5%
RevPAR	$171.39	$163.78	$159.52	$4.26	2.7%
Total RevPOR	$386.67	$372.04	$369.58	$2.46	0.7%
Total RevPAR	$262.30	$247.68	$240.73	$6.95	2.9%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2008 and 2007 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).
     In December 2007 we opened our resort in Grapevine, Texas. As a result, total revenue, rooms revenue and other revenue for the nine month periods ended September 30, 2008 and 2007 are not directly comparable.
     Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
			Increase
	2008	2007	(Decrease)
Revenues	$196,639	$145,648	$50,991
Operating expenses:
Departmental operating expenses	62,711	49,145	13,566
Selling, general and administrative	41,729	34,582	7,147
Property operating costs	28,556	20,726	7,830
Depreciation and amortization	34,755	26,567	8,188
Net operating income	13,876	5,648	8,228
Net interest expense	19,421	8,739	10,682
Income tax benefit	(1,282)	(1,157)	(125)
Net loss	(4,246)	(1,900)	(2,346)
     Revenues. Total revenues increased primarily due to the opening of our Grapevine resort in December 2007, the expansion of our Williamsburg resort in the first half of 2007, increased sales and marketing efforts at our Traverse City and Mason resorts, and management and other fees and other revenues from managed properties related to our joint venture with Chehalis at our resort in Grand Mound, Washington.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Grapevine resort in December 2007 and our expansion at our Williamsburg resort in the first half of 2007.

•	Departmental expenses increased by $13,566 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, mainly due to the opening of our Grapevine resort and the expansion of our Williamsburg resort.

•	Total selling, general and administrative expenses increased by $7,147 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Selling, general and administrative expenses increased by $4,080 due to the opening of our Grapevine resort and increased sales and marketing expenses at our Traverse City and Mason resorts of $714. This increase was also due to an increase in corporate selling, general and administrative expenses of $2,039, which was due primarily to separation costs of $1,258 for former officers in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

•	Total property operating costs (exclusive of opening-related costs) increased $8,194 for the nine months ended September 30, 2008, as compared to September 30, 2007, mainly due to the opening of our Grapevine resort, as well as increased repairs and maintenance expense, and increased utilities expense related to the expansion of our Williamsburg resort and amenity additions to several of our other resorts. Opening-related costs related to our resorts were $4,350 for the nine months ended September 30, 2008, as compared to $4,713 for the nine months ended September 30, 2007.

•	Total depreciation and amortization increased mainly due to the opening of our Grapevine resort and the expansion at our Williamsburg resort and the write off of loan fees related to our Williamsburg mortgage loan . The total increase in depreciation and amortization at our Grapevine and Williamsburg resorts was $7,027. Loan fees written off during the nine months ended September 30, 2008 were $1,333. We had no similar loan fees write offs in the nine months ended September 30, 2007.
     Net operating income. During the nine months ended September 30, 2008, we had net operating income of $13,876 as compared to a net operating income of $5,648 for the nine months ended September 30, 2007.
     Net loss. Net loss increased mainly due to an increase in net interest expense of $10,682. The increase in net interest expense is mainly due to interest expense on mortgage debt related to our Williamsburg and Grapevine resorts, hedge fees related to a terminated debt transaction related to our Williamsburg resort, interest expense on our junior subordinated debentures issued in June 2007, and having less interest expense capitalized to development projects.
   This increase in net interest expense was partially offset by:
•	An increase in operating income from $5,648 for the nine months ended September 30, 2007, to $13,876 for the nine months ended September 30, 2008; and

•	An increase of $125 in income tax benefit recorded in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.
Segments
     We are organized into a single operating division. Within that operating division, we have three reportable segments in 2008 and 2007:
•	resort ownership/operation-revenues derived from our consolidated owned resorts;

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.

     We evaluate the performance of each segment based on earnings before interest, income taxes, and depreciation and amortization (EBITDA), excluding minority interests and equity in earnings of unconsolidated affiliates. See our Segments section in our Summary of Significant Accounting Policies for a reconciliation of these measures to their most directly comparable GAAP measure.

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	Increase	2008	2007	Increase
Resort Ownership/Operation
Revenues	$60,841	$45,738	$15,103	$174,991	$131,270	$43,721
EBITDA, excluding certain items	17,211	12,132	5,079	44,147	29,638	14,509

Resort Third-Party Mgmt
Revenues	8,572	5,160	3,412	21,648	14,378	7,270
EBITDA, excluding certain items	2,630	2,145	485	6,654	5,526	1,128

Condominium Sales
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	—	—	—	—	—	—

Other
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	1,917	465	1,452	(2,170)	(2,949)	779
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $489,299 and $396,302 as of September 30, 2008, and December 31, 2007, respectively, summarized as follows:

	September 30,	December 31,
	2008	2007
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$70,559	$71,542
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	96,843	97,000
Williamsburg mortgage loan	64,625	—
Grapevine construction loan	78,709	58,260
Concord construction loan	9,195	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,472	8,465
City of Sheboygan loan	3,551	3,690

	489,299	396,302
Less current portion of long-term debt	(81,118)	(78,752)

Total long-term debt	$408,181	$317,550

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2008.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points (effective rate of 6.58% as of September 30, 2008). The loan matures in November 2008 and also has two one-year extensions available at our option, assuming the property meets an operating performance threshold. We do not expect the property to meet the operating performance threshold at November 2008. We are seeking to negotiate a waiver or modification allowing us to exercise the one-year extension prior to the loan’s maturity date in November 2008. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. This loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at September 30, 2008.
     In April 2007, we entered into an interest rate swap agreement with two financial institutions on a notional amount of $71,000. The agreement expires in November 2008. The agreement effectively fixes the interest rate on $71,000 of floating rate debt outstanding at a rate of 7.65% per annum, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with major financial institutions, which are expected to fully perform under the terms of the agreement. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.57% as of September 30, 2008.
     Pocono Mountains Mortgage Loan — In December 2006 we closed on a $97,000 first mortgage loan secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December, 2016. The loan was interest only for the initial 18-month period and is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2008.
          Williamsburg Mortgage Loan — In August 2008 we closed on a $65,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 7.43% as of September 30, 2008). This loan matures in August 2011 and has a one-year extension option. The loan has a prepayment fee calculated as 3.50 % of the prepaid principal amount for any payments made in the first twelve months of the loan. After twelve months, the loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at September 30, 2008. Upon the closing of this loan, we repaid an existing $55,000 mortgage loan.
     Grapevine Construction Loan — In July 2006 we closed on a $79,500 loan to construct the Great Wolf Lodge in Grapevine, Texas. The loan is secured by a first mortgage on the Grapevine, Texas property. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 6.53% as of September 30, 2008). The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a maximum ratio of consolidated net long-term debt divided by consolidated trailing twelve month adjusted EBITDA and a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at September 30, 2008.

     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan is potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum (effective rate of 7.38% as of September 30, 2008). The loan requires interest only payments until the one year anniversary of the opening date of the property and then requires monthly principal payments based on a 25 year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. Also, this loan is guaranteed by Great Wolf Resorts, Inc.
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
     Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of our junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in

Sheboygan, Wisconsin. In accordance with the provisions of EITF Issue No. 91-10, we have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs .
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2009	$81,118
2010	5,682
2011	82,177
2012	72,405
2013	3,606
Thereafter	244,311

Total	$489,299

  Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	debt maturities within the next year;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
     Historically, we have satisfied our short-term liquidity requirements through operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months, assuming that we are successful in negotiating an extension for our Mason mortgage loan that matures in November 2008, as discussed below.
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
          Our Mason mortgage loan in the amount of $76,800 matures on November 30, 2008. The loan has two, one-year extensions available at our option, assuming the property meets an operating performance threshold. We do not expect the property to meet the operating performance threshold at November 30, 2008. Accordingly, we are negotiating a waiver or modification of this performance threshold, in order to have an extension at November 30, 2008. We do not currently have sufficient liquidity to repay this loan at its maturity date and we do not believe we will be able to pursue refinancing the Mason loan with a new lender until sometime in 2009 at the earliest. We are in discussions with our lender to obtain a waiver or modification allowing us to have an extension prior to the loan’s maturity date. In the event we are unable to obtain such a waiver or modification, however, the nonpayment of the principal balance on November 30, 2008, would constitute an event of default under the terms of the mortgage loan. In an event of default, interest on the loan would accrue at an annual rate 500 basis points higher than the normal interest rate on the loan; in addition, the lender would have the right to foreclose on the property.
          Key financial data for our Mason resort as of and for the nine months ended September 30, 2008 is as follows:
•	Net book value of property and equipment of $106,330

•	Secured debt of $76,800

•	Total revenues of $24,116

•	EBITDA of $5,696

•	Interest expense of $3,665

•	Depreciation and amortization of $6,021
          As a result, in the event we are unable to obtain a waiver or modification for this loan, as discussed above, the maturity of this debt on November 30, 2008, could have a material adverse impact on our operating results and financial condition.
          Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $110,922 for the nine months ended September 30, 2008. We expect to have approximately $38,900 of such expenditures in the remainder of 2008 and $59,200 in 2009. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from new joint venture partners, proceeds from investing activities and proceeds from financing activities.
Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at September 30, 2008. We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30.32% ownership interest. At September 30, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $63,000. This loan is a mortgage loan that is non-recourse to us.

•	We entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At September 30, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $102,000. We have provided a 49% guarantee on mortgage debt obtained by the Grand Mound joint venture. As of September 30, 2008, we have made combined loan and equity contributions, net of loan repayments, of $33,593 to the joint venture to fund a portion of construction costs of the resort.
     As capital may be required to fund the activities of the resorts owned by these joint ventures, we may in the future fund either or both of the joint ventures’ shares of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. In particular, the resorts owned by the CNL joint venture have been adversely affected by a regional economic downturn and greater than expected competitive pressures. In October 2008, we made a $303 capital contribution to the CNL joint venture. We are working with our partner to develop strategies to improve the performance of the properties and minimize any potential future capital funding by the joint venture’s partners.
     Based on the nature of the activities conducted in these joint ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the long term. We do not currently believe that any additional future funding of these joint ventures will have an adverse effect on our financial condition, as we currently do not expect to make any significant future capital contributions to these joint ventures.
Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2008:

	Payment Terms
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$566,076	$92,026	$109,162	$96,577	$268,311
Operating lease obligations	1,236	568	382	232	54
Construction contracts	42,358	42,358	—	—	—
Affiliate guarantee (2)	838	457	381	—	—
Reserve on unrecognized tax benefits	1,268	—	—	1,268	—

Total	$611,776	$135,409	$109,925	$98,077	$268,365

(1)	Includes $8,742 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,551 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

(2)	We have provided a partial guarantee on mortgage debt obtained by one of our joint ventures.
As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $25,884 of available cash and cash equivalents and working capital deficit of $100,985 (current assets less current liabilities) at September 30, 2008, compared to the $18,597 of available cash and cash equivalents and a working capital deficit of $98,560 at December 31, 2007.
Cash Flows
Nine months ended September 30, 2008, compared with the nine months ended September 30, 2007

	2008	2007	Increase
Net cash provided by operating activities	$27,265	$15,662	$11,603
Net cash used in investing activities	(108,971)	(175,512)	66,541
Net cash provided by financing activities	88,993	84,605	4,388

     Operating Activities. The increase in net cash provided by operating activities resulted primarily from an increase in accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2008 as compared to September 30, 2007.
     Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, resulted primarily from decreased capital expenditures for our properties that are in service and in development, a decrease in our investments in affiliates, and the receipt of a payment on a loan from one of our joint ventures.
     Financing Activities. The increase in net cash provided by financing activities resulted primarily from the proceeds from our Williamsburg loan during the nine months ended September 30, 2008. The increase from the loan proceeds were offset partially by an increase in principal payments and loan costs.
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
     As of September 30, 2008, we had total indebtedness of approximately $489,299. This debt consisted of:
•	$70,559 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$76,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 265 basis points. $71,000 of this debt is effectively fixed at a rate of 7.65% due to the interest rate swap described above. Taking into account the effect of this interest rate swap, the total blended rate on this loan was 7.57% as of September 30, 2008.

•	$96,843 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$64,625 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points, with a minimum rate of 6.25% per annum. The total rate was 7.43% at September 30, 2008.

•	$78,709 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The total rate was 6.53% at September 30, 2008.

•	$9,195 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate (floor) of 6.50% per annum. The total rate was 7.38% at September 30, 2008.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,472 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,551 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.
     As of September 30, 2008, we estimate the total fair value of the indebtedness described above to be $115,135 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1,610 annually, based on our debt balances outstanding as of September 30, 2008. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $1,610 annually, based on our debt balances outstanding as of September 30, 2008.
     During the nine months ended September 30, 2008, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of December 31, 2007, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2008. We have concluded that our disclosure controls and procedures were effective as of September 30, 2008.
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
ITEM 1A. RISK FACTORS
We may be unable to secure an extension of our borrowings under the Mason mortgage loan, which matures on November 30, 2008. If we do not meet certain renewal conditions, there could be a material adverse affect on our business operations.
          Unless extended, the borrowings under the Mason mortgage loan are due on November 30, 2008. Our right to an extension of the maturity date is conditioned on us meeting certain operating performance thresholds. As of November 5, 2008, we do not believe that we will meet the operating performance thresholds described in the Mason mortgage loan. We are engaged in negotiations with the lender to waive this condition and grant the extension. In addition, we are pursuing alternative financing sources. There can be no assurance that the negotiations with our current lender will be successful and result in an extension or that we will be able to secure financing from other sources.
          At September 30, 2008, total borrowings under the Mason mortgage loan equaled $76,800. As of November 5, 2008, we do not expect to have sufficient cash on hand to pay off the full amount of the borrowings under the Mason mortgage loan. If we fail to meet our payment obligations under the Mason mortgage loan, such failure will constitute an event of default under the loan agreement. When an event of default occurs, the lender may exercise its rights under the mortgage on the Mason Resort and foreclose on the property. The occurrence of an event of default could have a material adverse affect on our reputation and operations, and could result in a decline in or loss of the value of your investment.
Our business is largely dependent upon family vacation patterns, which may cause fluctuations in our revenues.
          Since most families with young children choose to take vacations during school breaks and on weekends, our occupancy is highest on the weekends and during months with prolonged school breaks, such as the summer months and spring break weeks in March and April. Our occupancy is lowest during May and September as children return to school following these prolonged breaks. As a result of these family vacation patterns, our revenues may fluctuate. We may be required to enter into short-term borrowings in slower periods in order to offset such fluctuations in revenues and to fund our anticipated obligations. In addition, adverse events occurring during our peak occupancy periods would have an increased impact on our results of operations. If consumer spending continues to decline due to the present economic slowdown, we may see a significant material decline in our occupancy rates, which will have an adverse effect on our revenues. If we are unable to secure short-term borrowings during any significant downturn in occupancy, we may not have sufficient funds to meet our operating needs.
The current slowdown in the lodging industry and the economy generally will continue to impact our financial results and growth.
          The present economic slowdown and the uncertainty over its breadth, depth and duration have had a negative impact on the lodging industry. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. Substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity stemming from higher fuel costs, may reduce demand for our hotel rooms. Accordingly, our financial results have been impacted by the economic slowdown and both our future financial results and growth could be further harmed if the economic slowdown continues for a significant period or becomes worse, or if transportation fuel costs remain at current high levels for an extended period or increase further.
The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.
          Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the development and refurbishment of our resort properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants. The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
          We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
The failure of a bank to fund a request (or any portion of such request) by us to borrow money under our Concord construction loan facility could reduce our ability to make additional investments.
          We have an existing construction loan facility with a lender syndicate comprised of numerous banking institutions. If any of these banking institutions which are a party to such loan facility fails to fund a request (or any portion of such request) by us to borrow money under this loan facility, our ability to make investments in our business, fund our operations and pay debt service could be reduced, each of which could result in a decline in or loss of the value of your investment.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the three months ended September 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
We were not in default of our obligations upon any senior securities during the three months ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matters to vote by security holders during the three months ended September 30, 2008.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4	Junior Subordinated Debenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

Exhibit
Number	Description
4.5	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: November 5, 2008