Form 10-K
period 2008-12-31
Great Wolf Resorts, Inc.
filed 2009-03-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $135,629,750 based on the closing price on the NASDAQ National Market for such shares.

The number of shares outstanding of the issuer’s common stock was 31,005,945 as of March 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than April 30, 2009.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2008

PART I

ITEM 1.	BUSINESS

Overview and Development

The terms “Great Wolf Resorts®,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc®. and its consolidated subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.

We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 600 family suites, each of which sleep from six to ten people and include a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resorttm brand names. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of some or all of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

We operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be developed under our Great Wolf Lodge brand, but we may develop additional nautical-themed resorts under our Blue Harbor Resort brand or other resorts in appropriate markets.

Financial information regarding our reportable segments during 2008 is included in Note 2 of our Notes to Consolidated Financial Statements.

Properties — Overview

The following table presents an overview of our portfolio of operating resorts and our resort under construction. As of December 31, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership	Opened/	Number of	Number of	Entertainment
	Percentage	Opening	Guest Suites	Condo Units(1)	Area(2)
					(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(3)	30.32%	1997	308	77	102,000
Sandusky, OH(3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT(4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX(5)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Resort Under Construction:
Concord, NC(7)	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley) owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We will manage the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) own a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from Chehalis.

(7)	We are developing a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, 402-suite resort will provide a comprehensive package of destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in March 2009.

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

Guest Suites.  All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet. Substantially all of the rooms in our resorts also include a private deck or patio, although a lower percentage of rooms in our Grapevine and Grand Mound resorts include this type of amenity. Our resorts offer up to 11 room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, Jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to six people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin® suites that feature a log cabin bunk bed room, our Wolf Den Suitestm that feature a themed den enclosure with bunk beds and our KidKamptm suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suitetm and Grizzly Bear Suitetm, which have separate bedrooms with a king bed, a large dining and living area and can accommodate up to eight people. For business travelers we also offer Luxury King Suites that have a king bed, a 32” plasma television, and wireless Internet access. Our guest suites have wallpaper, artwork and linens that continue the Northwoods theme and our resorts provide pay-per-view movies and pay-per-play video games. Some of our resorts also provide room service dining. Our Blue Harbor Resort has similar appropriate nautical-themed named rooms.

Indoor Waterparks.  Our existing Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 84,000 square feet and have a Northwoods theme and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse waterfort. The waterfort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our Blue Harbor Resort has a 43,000 square-foot Breaker Bay waterpark including our 12-level Lighthouse Pier waterfort featuring a 1,000-gallon tipping ship.

Our waterparks also feature high-speed body slides and inner tube waterslides that wind in and out of the building into a splash-down pool, smaller slides for younger children, zero-depth water activity pools with geysers for young children, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and two large free-form hot tubs, one of which is for adults only. Each waterpark is constructed with a special nonslip floor surface for maximum traction and has ample deck space and good sight lines to enhance parental oversight.

On average, approximately one to two million gallons of water is cycled through each of our waterparks every hour as part of our water filtration procedures. Our primary operating equipment includes water pumps, tanks and filters, located in separate spaces to allow for quick repairs or replacement. Computerized water and air treatment systems and highly trained technicians monitor the water and air quality of our waterparks in order to promote a clean and safe environment. We seek to minimize the use of chlorine. Most of the water purification is performed by one or more non-chlorinated water treatment systems, which ensures the highest water quality and a substantial reduction in the typical chlorine odor found in indoor pools. In addition, the water within each area circulates at least every hour to maximize hygiene. Each waterpark area has its own water system so that a problem with any one area can be quickly contained and does not affect the operations of the rest of the waterpark.

We expect recurring annual capital expenditures for each resort that we own to be approximately 3-4% of the resort’s revenues, including the repair and maintenance of our waterpark equipment. As much of the equipment used in our waterparks is designed for outdoor application and capable of withstanding intense physical use and the elements year-round, wear and tear is minimal. We believe our equipment has a long useful life. In addition, our water purification system minimizes airborne chemicals, and their potentially corrosive effects on materials and equipment, and is designed to help extend the life of our equipment.

The safety of our guests is a primary focus in our waterparks. Our lifeguards receive one of the highest levels of training and certification in the industry, provided by Jeff Ellis & Associates, Inc. (Ellis & Associates), an international aquatic safety consulting company. Ellis & Associates conducts quarterly unannounced safety inspections at each of our resorts to ensure that proper safety measures and procedures are maintained. All of our on-duty lifeguards perform daily training exercises under the supervision of a certified instructor. We also encourage our lifeguards to obtain EMT certification, and we reimburse them for the costs of the training.

Our indoor waterparks are generally open from 8:30 a.m. until 10:00 p.m. seven days a week and admission is generally only available to resort guests. Our general guests-only policy, which is in effect at all of our resorts other than our Sheboygan resort, allows our guests to avoid the long lines and other inconveniences of daily admission-based waterparks.

Amenities.  Each of our resorts feature a combination of the following amenities. Some of the amenities described below have different names at certain of our Great Wolf Lodge resorts. Our Blue Harbor Resort amenities have similar appropriate nautical-themed names.

•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grilltm, with a life-sized sea plane suspended over the dining area, Lumber Jack’s Cook Shantytm, the Loose Moose Bar & Grilltm, and the Camp Critter Bar & Grilletm, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a Northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grille and Rusty Anchortm Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts has a Bear Claw Café or Bear Paw Sweets & Eats ice cream shop and confectionery that provides sandwiches, Starbucks® coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterpark.

•	Gift Shop. Each of our resorts has a Buckhorn Exchangetm or Precious Cargo gift shop that provides unique themed gifts, including Great Wolf Lodge logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities. Our resorts also have a Bear Essentialstm or Washed Ashore gift shop located in the waterpark.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Elementstm Spa and Salon that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments and a wide selection of Aveda® products. Each of our spas also includes our Scooops® Kid Spa. The furnishings for the kid-friendly spa have the look of a modern ice cream parlor, with chocolate-colored walls, retro swivel stools and a pedicure sofa that looks like an oversized ice cream sundae. While enjoying their treatments, kids can listen to music with a provided CD player and speakers or with their own digital music player.

•	Game Arcade. Our Youkon Jack’s Game Parlortm or Northern Lights Arcadetm range in size from approximately 3,900 to 7,000 square feet, generally feature over 70 games and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the skill games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Club. Our Cub Clubtm rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Cub Club is also a membership program for our younger guests. Cub Club membership is open to all children who have stayed at one of our resorts and includes a periodic newsletter, exclusive offers, rewards for each stay and a free meal and dessert when members visit during their birthday month. We currently have approximately 55,000

Cub Club members. Our Blue Harbor Resort features a Crew Clubtm program and activities that are similar to our Cub Club.

•	Animated Clock Tower. Each of our Great Wolf Lodge resorts has a two-story animated Clock Tower located in the resort’s main atrium lobby. The Clock Tower provides daily theatrical entertainment through talking and singing trees, animals and Northwoods figures. Our Blue Harbor Resort features a 2,000-gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September, longer if the weather is favorable. Our Wisconsin Dells and Grapevine resorts also have outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment, weight-lifting machines, and numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting space ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City and Niagara resorts.

•	Conference Facility. Many of our resorts feature conference facility space. Our Traverse City, Sheboygan, Williamsburg, Mason, Grapevine and Grand Mound resorts feature conference facilities that range in size from 10,000 — 40,000 square feet. Each of these conference facilities also feature some if not all, of the following additional aspects to their conference facilities: Grand Ballroom, flexible meeting spaces, executive boardroom, audio visual systems, and multiple pre-function concourses including an outdoor patio.

•	Wiley’s Woods. Wiley’s Woods is a four-story, approximately 16,000 square-foot structure located at our Wisconsin Dells resort. Children ages three and older can navigate through slides, bridges, nets and mazes. Admission to Wiley’s Woods is free for all resort guests and is open to the public for a fee.

•	MagiQuest. Seven of our resorts feature a MagiQuest® attraction. MagiQuest is an interactive, live-action, fantasy adventure game that guests can play throughout the resort.

•	Minigolf. Five of our resorts feature a custom-designed, outdoor 18-hole miniature golf course.

•	gr8_space. Four of our resorts feature an approximately 1,000 square foot interactive family tech center. gr8_space features multiple computer stations offering Internet access, docking stations for digital music players, as well as multiple gaming stations. gr8_space also features family events, like rock star karaoke and family challenge games. In the evening, gr8_space features dedicated teen time and activities for fun on their terms.

Operating Properties

We currently operate 11 resorts, located in Wisconsin Dells, Wisconsin; Sandusky, Ohio; Traverse City, Michigan; Kansas City, Kansas; Williamsburg, Virginia; Pocono Mountains, Pennsylvania; Niagara Falls, Ontario; Mason, Ohio; Grapevine, Texas; Grand Mound, Washington; and Sheboygan, Wisconsin.

Great Wolf Lodge — Wisconsin Dells, Wisconsin

Our Great Wolf Lodge, located on 16 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by our predecessor company in 1999. In October 2005, we sold this resort to our joint venture with CNL Lifestyle Properties, Inc. We have a 30.32% interest in that joint venture.

Wisconsin Dells is a renowned family vacation destination that features a number of entertainment options, including amusement parks, museums, live entertainment and other indoor waterparks. According to the 2009 Travel & Tourism Market Research Handbook, the Wisconsin Dells area attracts over 2.9 million visitors each year. Wisconsin Dells is within a one-hour drive from Madison, Wisconsin; a two-hour drive from Milwaukee, Wisconsin; a three-hour drive from Chicago, Illinois; a three and one-half-hour drive from Minneapolis/St. Paul, Minnesota; and a five-hour drive from Des Moines, Iowa. According to Applied Geographic Solutions, Inc., there are approximately 16.4 million people who live within 180 miles of the resort.

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

Great Wolf Lodge — Sandusky, Ohio

In March 2001, we opened our Great Wolf Lodge in Sandusky, Ohio. In October 2005, we sold this resort to our joint venture with CNL Lifestyle Properties, Inc. We have a 30.32% interest in that joint venture.

Sandusky is a family destination near Cleveland, Ohio, that is well known for its amusement parks. According to the Sandusky/FIB Erie County Visitors and Convention Bureau, Sandusky attracts approximately 9 million visitors each year. Sandusky is within a one-hour drive from Cleveland and Toledo, Ohio; a two-hour drive from Detroit, Michigan; a two and one-half-hour drive from Columbus, Ohio; and a three-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 22.9 million people who live within 180 miles of the resort.

Great Wolf Lodge of Sandusky is located on approximately 15 acres and has 271 guest suites and an approximately 34,000 square-foot indoor waterpark that includes our signature treehouse waterfort, tube slides, body slides, hot tubs and a lazy river. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionary and ice cream shop, Cub Club, game arcade, gift shops, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

Great Wolf Lodge — Traverse City, Michigan

In March 2003, we opened our Great Wolf Lodge in Traverse City, Michigan. Traverse City is a traditional family vacation destination with skiing and lake activities. According to the Traverse City Convention and Visitors Bureau, Traverse City attracts approximately 2 million visitors each year. Traverse City is within a two-hour drive from Grand Rapids, Michigan; a three-hour drive from the Sault St. Marie, Michigan; and a four-hour drive from Detroit and Ann Arbor, Michigan, as well as Windsor, Ontario. According to Applied Geographic Solutions, Inc., there are approximately 7.1 million people who live within 180 miles of the resort.

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

Great Wolf Lodge — Kansas City, Kansas

In May 2003, we opened our Great Wolf Lodge in Kansas City, Kansas, as part of the Village West tourism district that includes a Cabela’s superstore, Nebraska Furniture Mart and the Kansas NASCAR Speedway. According to the 2009 Travel & Tourism Market Research Handbook, Kansas City attracts approximately 8 million visitors each year. Kansas City is within a one-hour drive from Topeka, Kansas; a three-hour drive from Wichita, Kansas, Des Moines, Iowa and Omaha, Nebraska; and a four-hour drive from St. Louis, Missouri. According to Applied Geographic Solutions, Inc., there are approximately 6.8 million people who live within 180 miles of the resort.

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

Blue Harbor Resort — Sheboygan, Wisconsin

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

Blue Harbor Resort has 182 guest suites, with an additional 64 individually-owned, two and four bedroom condominium units located adjacent to the resort, and an approximately 43,000 square-foot Breaker Bay indoor waterpark with a 12-level Lighthouse Pier waterfort. The resort offers a number of revenue-enhancing amenities, including our nautical-themed restaurants and snack bar, confectionery and ice cream shop, Crew Club, full-service spa, kids spa, game arcade, gift shops and an outdoor recreation area. This resort also has an approximately 21,000 square-foot attached conference facility that seats 1,000 people. The resort offers non revenue-generating amenities such as our 2,000 gallon hand-blown glass water fountain featuring a music and light show and fitness center.

We currently manage the rental of all of the condominium units at this resort. We receive a rental management fee of approximately 38% of gross revenue. In addition, we receive reimbursement of certain waterpark expenses through the condominium association.

Great Wolf Lodge — Williamsburg, Virginia

In March 2005, we opened our Great Wolf Lodge in Williamsburg, Virginia, on an 83-acre site. Williamsburg is a popular family vacation destination with amusement parks, waterparks and other entertainment attractions. According to the 2009 Travel & Tourism Market Research Handbook, the Williamsburg area attracts 4 million visitors each year. Williamsburg is a one-hour drive from Richmond, Virginia; a two and one-half-hour drive from Washington, D.C.; a three-hour drive from Baltimore, Maryland; a three and one-half-hour drive from Raleigh, North Carolina; a four and one-half-hour drive from Wilmington, Delaware; and a five-hour drive from Philadelphia, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 17.4 million people who live within 180 miles of the resort.

The resort occupies approximately 36 acres of the site. We may sell or lease portion of the excess land as out-lots and retain the remaining acreage to support future expansion of the resort.

Great Wolf Lodge of Williamsburg has 405 guest suites and an approximately 67,000 square-foot indoor waterpark that includes our signature treehouse waterfort. It also includes a conference center that is 10,000 square-feet. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, minigolf, gr8 space, an outdoor recreation area and approximately 11,000 square feet of meeting rooms. The resort offers non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge — Pocono Mountains

In October 2005, we opened our Great Wolf Lodge in the Pocono Mountains on a 95-acre site near Stroudsburg, Pennsylvania. The Pocono Mountains area is a popular family vacation destination featuring family-oriented attractions and recreational activities. According to the 2009 Travel & Tourism Market Research Handbook, the Pocono Mountains region attracts approximately 8 million visitors each year. The resort is less than a one-hour drive from Scranton, Pennsylvania; a two-hour drive from Manhattan, New York and Philadelphia, Pennsylvania; a two and one-half-hour drive from Bridgeport, Connecticut; a three hour drive from Baltimore, Maryland; and a five-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 45.2 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 80,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack shops, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, gr8 space, an outdoor recreation area and approximately 5,800 square feet of meeting rooms. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge — Niagara Falls, Ontario

In January 2004, we entered into a license agreement with Ripley’s that authorized Ripley’s to develop and operate a Great Wolf Lodge resort in Niagara Falls, Ontario. In addition, the agreement allows Ripley’s to use certain licensed trademarks, such as “Cub Club,” “KidCabin,” and “Great Wolf Lodge.” The term of the license agreement is ten years, with the possibility of up to four successive five-year renewals. Under the license agreement, Ripley’s is required to pay a monthly license fee and a brand marketing fee that we are obligated to contribute to a marketing program. We may terminate the license agreement at any time, upon notice, if Ripley’s fails to meet its material obligations under the agreement. These obligations require Ripley’s to meet payment obligations in a timely manner, maintain and operate the resort in a manner consistent with our operating standards and obtain our approval prior to the use of any of our licensed trademarks. In addition, these material obligations restrict Ripley’s to selling only products, goods and services that we approve and from developing or managing a hotel with an indoor waterpark within the United States until, at the earliest, January 2016.

In April 2006, we opened the Great Wolf Lodge in Niagara Falls, Ontario, Canada. Niagara Falls is a popular family vacation destination. According to the 2009 Travel & Tourism Market Research Handbook, Niagara Falls attracts nearly 12 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; a one and three-quarter-hour drive from Kitchener, Ontario; a two and one-half-hour drive from London, Ontario; and a four and one-quarter-hour drive from Windsor, Ontario. According to Applied Geographic Solutions, Inc., there are approximately 8 million people in the United States and 9.6 million people in Canada, who live within 180 miles of the resort.

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

Great Wolf Lodge — Mason, Ohio

In December 2006, we opened our Great Wolf Lodge in Mason, Ohio, on a 39-acre land parcel adjacent to Kings Island theme park. Mason is a popular family destination featuring family-oriented attractions and recreational activities. According to the 2009 Travel & Tourism Market Research Handbook, the Mason/Cincinnati metro areas attract 5 million visitors per year. The resort is located less than a one-hour drive from Cincinnati and Dayton, Ohio; a one and one-half hour drive from Columbus, Ohio; and a two-hour drive from Louisville, Kentucky, Indianapolis, Indiana and Lexington, Kentucky. According to Applied Geographic Solutions, Inc., there are approximately 16.6 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of Mason, Ohio, has 401 guest suites and an approximately 84,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest and an outdoor recreation area. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. The resort also includes a state-of-the-art 40,000 square-foot conference center, including an expansive Grand Ballroom, flexible meeting spaces, an executive boardroom, audio and visual systems, and multiple pre-function concourses including an outdoor patio.

Great Wolf Lodge — Grapevine, Texas

In December 2007, we opened our Great Wolf Lodge in Grapevine, Texas, on a 51-acre site. Grapevine is a popular family destination featuring family-oriented attractions and recreational activities. The resort is less than a one-hour drive from both Dallas and Fort Worth, Texas. The Dallas and Fort Worth region is the 6th largest market area in the United States according to Nielsen Media Research Inc., and the resort has a higher population within a 60-mile radius than any other Great Wolf Lodge resort. The resort is also a three-hour drive from Oklahoma City, Oklahoma; a three and one-half-hour drive from Shreveport, Louisiana and Austin, Texas; and a four and one-half-hour drive from Houston and San Antonio, Texas. According to Applied Geographic Solutions, Inc., there are approximately 10.7 million people who live within 180 miles of the resort. The resort occupies approximately 30 acres of this site. We may sell a portion of the excess land as out-lots.

Our Great Wolf Lodge of Grapevine, Texas, has 605 guest suites and an approximately 78,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, gr8_space and an outdoor recreation area. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. In December 2008, we opened the expansion of this resort which includes 27,000 square feet of additional meeting space.

Great Wolf Lodge — Grand Mound, Washington

In 2005, we entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. We operate the resort under the Great Wolf Lodge brand. The Confederated Tribes of the Chehalis Reservation has leased the land needed for the resort to the joint venture on favorable terms. Both parties maintain equity positions in the joint venture. The resort opened in March 2008. The resort is the first family destination vacation resort with an indoor waterpark in the Pacific Northwest. The resort is a less than one-hour drive from Olympia, Washington; an hour and half drive from Seattle, Washington and Portland, Oregon; a three-hour drive from Yakima, Washington; a four-hour drive from Vancouver, British Columbia; and a five-hour drive from Spokane, Washington. According to Applied Geographic Solutions, Inc., there are approximately 7.8 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of Chehalis, Washington, has 398 guest suites and an approximately 60,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, a full-service spa, game arcade, gift shops, MagiQuest, minigolf, gr8_space, an outdoor recreation area and an approximately 30,000 square-foot conference center. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Property Under Construction

Great Wolf Lodge — Concord, North Carolina

In September 2007, we purchased a 37-acre site in Concord, North Carolina and began construction on a Great Wolf Lodge resort. Concord is a popular family destination featuring family-oriented attractions and recreational activities. The Concord site is located 15 miles from downtown Charlotte at Exit 49 on Interstate 85. This freeway interchange is well known throughout the Carolinas mostly due to its main attraction draws, Lowe’s Motor Speedway and the Concord Mills shopping center. The resort is a less than one-hour drive from Charlotte, North Carolina; a one and one-half hour drive from Greensboro/Winston-Salem, North Carolina; a two-hour drive from Columbia, South Carolina; and a two and one-half-hour drive from Raleigh and Asheville, North Carolina. According to Applied Geographic Solutions, Inc., there are approximately 14.7 million people who live within 180 miles of the resort.

Upon completion, Great Wolf Lodge of Concord, North Carolina will have 402 guest suites and approximately 97,000 square feet of indoor entertainment, including an 84,000 square foot indoor waterpark. The resort will offer a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, full-service spa, game arcade, gift shops, MagiQuest, minigolf, gr8_space, an outdoor recreation area and an approximately 20,000 square-foot conference center. The resort also will include non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. We anticipate that this resort will open in March 2009.

Business and Growth Strategies

Our primary business objective is to increase long-term stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to:

•	Increase Total Resort Revenue. We make efforts to increase total resort revenue by increasing:

•	Average Room Rate: We attempt to increase our average room rate over time by driving demand for our resorts and focusing on yield management techniques. We strive to increase demand through intelligent sales, marketing and public relations efforts, by increasing our visibility and by enhancing our brand image. We attempt to employ our yield management techniques to project demand in order to effectively direct our sales and marketing efforts and selectively increase room rates. We believe that our focus on optimizing the relationship between room rates and occupancies will allow us to maximize profitability. Our average room rate was approximately $250 for the year ended December 31, 2008.

•	Average Occupancy: We seek to maintain high occupancy levels during peak times and also focus on increasing our off-peak occupancies. Our off-peak occupancy levels generally occur in May, September and during the middle of the week. Our occupancy levels are affected by school calendars, with the summer months, weekends, spring break period and other school holidays achieving the highest occupancy levels. We will continue to seek to improve off-peak occupancy levels by holding special events and targeting group sales and conferences. Our average occupancy was approximately 62.9% for the year ended December 31, 2008.

•	Other Revenue: We provide our guests with a self-contained vacation experience and attempt to capture a significant portion of their spending on food and beverage, entertainment and merchandise. Each of our resorts feature a combination of the following amenities: at least one themed restaurant, an ice cream shop and confectionery, snack shop, an full-service adult spa, kids spa, gift shop, game arcade, MagiQuest, minigolf and gr8 space. Our average non-room revenue, including the revenue from these amenities, was approximately $134 per occupied room night for the year ended December 31, 2008. By providing these additional revenue-generating amenities, we seek to maximize the amount of time and money spent on-site by our guests. We have also entered into a number of co-marketing agreements with strategic partners and expect to enter into additional co-marketing agreements in the future in order to increase other revenue.

•	Leverage Our Economies of Scale. We attempt to continue to take advantage of the following economies of scale:

•	Increased Purchasing Power: We strive to continue to capitalize on our increasing purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. As the number of resorts we own and operate increases, we expect to be able to leverage our increased buying volume and power to obtain more advantageous and predictable pricing on commodity goods and services. We have entered into an arrangement with a nationally recognized hospitality procurement company to further leverage our buying power. In addition, we intend to continue to make efforts to manage increases and fluctuations in the cost of electricity, water and natural gas for our resorts by entering into volume-based contracts where we are able to do so.

•	Centralized Services: By centralizing certain of our services, we focus on decreasing our per-unit costs, increasing our control over those services and being in a position to deliver a greater quality of service to our customers. For example, our central reservations call center operates every day of the year, has approximately 135 full- and part-time employees and accepts reservations for our resorts. The call center also has the capacity to efficiently handle high call volumes and should require only limited additional incremental costs over the next several years as we increase our portfolio of resorts. In addition, as we have grown we have focused on increasing the functionality of our web-based online reservations system. We expect this centralized function to allow us to further efficiently handle an increasing volume of guest reservations with limited incremental costs.

•	Build Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our signature treehouse waterfort, to our mascots and recognizable logos and merchandise. We believe we have fostered strong customer and brand loyalty, which is evidenced by our relatively high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

Our primary external growth strategies are to:

•	Capitalize on First-Mover Advantage. We strive to be the first to develop and operate family entertainment resorts featuring indoor waterparks in our selected target markets. We seek to continue to leverage our development expertise, existing platform and model and our access to capital to take advantage of the significant barriers to entry associated with the development of large family entertainment resorts with indoor waterparks like our Great Wolf Lodge resorts. We seek to set the standard for quality, build on visible sites and capitalize on the opportunity to be located near other popular local attractions that draw our target customers. We believe that the combination of our first mover advantage and the significant barriers to entry in our target markets provide us with a competitive advantage.

•	Focus on Development and Strategic Growth Opportunities. Family entertainment resorts featuring indoor waterparks are a relatively new concept and a growing segment of the resort and entertainment industries. We intend to focus on this growth opportunity by:

•	Building in Target Markets: We intend to develop additional resorts, primarily as licensed or minority-owned resorts, in major domestic markets and/or international markets.

•	Selective Sales of Ownership Interests/Recycling of Capital: We will selectively consider opportunities to sell partial or whole interests in one or more of our owned and operated properties, as we did in our CNL joint venture. We intend to continue to manage all of our Great Wolf Lodge branded resorts, and we will consider transactions that allow us to maintain our management/licensing position at a resort while realizing value created through our development expertise. In those situations, we expect then to recycle capital generated by such transactions for investment in future growth opportunities.

•	Licensing Our Resort Concept Internationally: We plan to selectively seek licensing and management opportunities internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we seek to enter into license and management agreements with other reputable companies that have local market knowledge in order to increase revenues and expand the reach of our Great Wolf Lodge brand.

•	Forming Strategic Partnerships: We will consider strategic partnerships on a selective basis. For example, we have entered into resort ownership joint ventures with CNL Lifestyle Properties and The Confederated Tribes of the Chehalis Reservation and we are actively exploring other possible joint venture arrangements for future properties.

•	Expanding and Enhancing Existing Resorts: We seek to continue to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending at certain of our resorts and meet our target returns, including non-water based attractions. We also intend to continue to evaluate incremental revenue-generating opportunities, such as expanding the number of rooms and adding condominium units at certain of our resorts. In addition, we will consider adding conference centers at existing resorts to capture convention and other business travel revenue.

•	Continue to Innovate. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention.

Our Competitive Strengths

We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in North America. Our competitive strengths include:

•	Unforgettable Family Resort Experience. Each of our resorts provides a welcome opportunity for families to spend quality time together, relax and reconnect. In addition to our indoor waterparks, our resorts provide other activities and amenities that the entire family can enjoy together. Our family amenities and activities include themed restaurants, a game arcade, ice cream shop and confectionery, gift shop, snack shop, animated Clock Tower and fireside bedtime stories. We also have amenities and activities tailored to each member of the family, including our full-service Aveda spa, Scooops Kids Spa, Cub Club, MagiQuest, minigolf, gr8 space and fitness room. Our resorts also offer special events, including seasonal and holiday activities, wild animal and nature educational programs and other special events. We believe that our focus on delivering an unforgettable family resort experience appeals to our target customers and results in repeat visits and referrals. For the year ended December 31, 2008, we generated approximately 56% of our rooms revenue from repeat visitors and referral guests.

•	Value, Comfort and Convenience. Guest rooms at each of our resorts are spacious and comfortable suites that generally range in size from approximately 385 square feet to 1,970 square feet and include a wet bar, microwave, refrigerator and dining and sitting area. Many of the suites have specific themes that are geared toward enhancing our younger guests’ experience, including our KidCabin and Wolf Den Suites, which have a partitioned room with bunk beds designed as log cabins and Northwoods forest dens, respectively. All of our resorts are within a convenient driving distance of our large target customer bases. Because our indoor waterparks and our other amenities generally are not impacted by weather conditions, we offer our guests a reliable experience. On average, we believe that a two-night stay at our resorts for a family of four, is an affordable family vacation option.

•	Favorable Market Trends. We believe recent vacation trends favor our Great Wolf Lodge concept as the number of families choosing to take shorter, more frequent vacations that they can drive to have increased in recent years. We believe that these trends will continue and that we are well positioned to take advantage of them. We believe our resorts are less affected by changes in economic cycles, as drive-to destinations are generally less expensive and more convenient than destinations that require air travel.

•	Market Presence and Barriers to Entry. We are the largest owner and operator of family entertainment resorts with indoor waterparks in North America based on the number of resorts in operation. We believe this market presence gives us a significant competitive advantage in attracting guests and efficiently developing additional resorts. In addition, we believe the significant barriers to entry present in our industry segment; including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a difficult, multi-year permitting process, discourage other companies in the lodging and entertainment industries from developing similar family entertainment resorts. A new Great Wolf Lodge resort typically costs in excess of $120,000 and takes from one to three years to develop, which includes market selection, site selection and permitting, an additional 18 months or more to build.

•	Focus on Safety. We invest heavily in safety measures in the design, construction and operation of our resorts. For example, we specifically design our waterparks with attention to sightlines and safety precautions and use one of the most respected training methods in the water safety industry to train each of our lifeguards. We design and construct our indoor waterparks with state-of-the-art air quality and water treatment systems. We also maintain and periodically upgrade our facilities to ensure that we provide our guests with best-in-class safety measures and systems.

•	Experienced Management Team and Committed and Motivated Staff. Our senior management team has significant experience in the hospitality, family entertainment and real estate development industries and has significant expertise in operating complex, themed, family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including what we believe is a pleasant and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb customer experience and helping to assure that our guests fully enjoy their family vacation.

Industry Overview

We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there since 1987. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept, including the Wilderness Hotel & Golf Resort, Treasure Island, Raintree Resort, Kalahari and the Great Wolf Lodge (formerly known as the Black Wolf Lodge), which our predecessor company purchased in 1999.

We believe that these properties, which typically are themed and include other resort features such as arcades, retail shops and full food and beverage service in addition to the indoor waterpark, have historically outperformed standard hotels in the market. We believe that the rate premiums and increased market share in the Wisconsin Dells for hotels and resorts with some form of an indoor waterpark can be attributed to several factors, including the ability to provide a year-round vacation destination without weather-related risks, the wide appeal of water-based recreation and the favorable trends in leisure travel discussed below. No operator or developer other than Great Wolf Resorts has established a national portfolio of destination family entertainment resorts featuring indoor waterparks.

No standard industry definition for a family entertainment resort featuring an indoor waterpark has developed. A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that there are 132 open indoor waterpark resort properties in the United States and Canada. Of the total, 46 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 46 properties, 11 are Great Wolf Resorts properties. The same survey indicated 13 openings of indoor waterpark resorts projected for 2009. The 2009 opening include only two indoor waterpark destination resorts; one of those two is our property in Concord, North Carolina. Most of our resorts are located in well-established, traditional drive-to family vacation destinations, which allow us to leverage the popularity of these destinations by offering a complementary entertainment option to existing venues and a high-quality family resort alternative. In addition, many of these destinations offer beaches, theme parks, waterparks, amusement parks and many other forms of outdoor activities that are only available on a seasonal basis. Within our enclosed resort environment, our guests can enjoy a total resort experience year round, regardless of weather conditions.

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

Training and Development

We believe that our ability to provide a friendly family atmosphere where families can relax, play and reconnect begins with our people and their ability to deliver quality customer service. We seek to recruit, train and retain employees who will make sure that our guests enjoy their stay. We seek to promote from within our company. Each new resort employee undergoes an extensive orientation program and is paired with a more veteran employee for an initial period so that the new employee can learn more about our resorts, our culture and how we strive to provide the best possible customer service. Our employees are committed to our success and focused on ensuring a memorable experience for each of our guests. We believe that our high level of customer service sets us apart and promotes valuable referrals and repeat visits.

Sales and Marketing

We place a significant emphasis on the sales and marketing of our family-focused resorts. We work together with a third-party consulting firm to analyze the demographics of our markets and to identify potential guests for targeted marketing, both within our primary market areas and beyond those areas to attract occasional or seasonal travelers. We market to these potential customers through a combination of television, radio, newspaper, electronic mail and direct mail advertising, including advertising through local chambers of commerce and convention and visitors bureaus. We also rely upon repeat guests and guest referrals, as well as brand recognition and the visibility of the resorts themselves, which are typically located along major highways in high traffic areas. In addition, our Web site offers detailed information about our resorts, including virtual tours and room layouts.

For new resorts, our marketing efforts generally begin before construction commences. We establish sales offices to generate advance bookings. Reservations may be made at our resorts, through our Web site or through our central reservations call center. Our call center and highly trained staff allow us to offer consistent specials throughout our resorts, better track room occupancy levels and room rates and handle the high volume of calls that are usually associated with the opening of a resort.

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

Maintenance and Inspections

Each of our resorts has an experienced aquatics director who is extensively trained and experienced in water quality and safety. On-site maintenance personnel frequently inspect our waterparks. These inspections include safety checks of the equipment in the waterpark, as well as analyses of water and air quality. Our water quality levels are regularly monitored and tested by computers and by a full-time aquatics maintenance engineer, who works with an additional assistant during our busiest months. Our air quality system is designed to minimize humidity and moisture build-up, which materially reduces maintenance costs. Furthermore, we use Ellis & Associates as water safety consultants at our resorts in order to train lifeguards and audit safety procedures.

Our senior management and the individual resort personnel evaluate the risk aspects of each resort’s operation, including potential risks to the public and employees and staff. Each resort has full-time maintenance employees on staff who ensure building quality and full-time aquatics maintenance employees who ensure the ride safety and air and water quality inside the resort’s indoor waterpark. We use a state of the art filtration system and ozonators to balance the water and air quality within the waterpark in order to accommodate fluctuating quantities of visitors.

Development Criteria

We choose sites for the development of new resorts by considering a number of factors, including:

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

Based upon these factors, we have identified over 50 domestic markets as potential locations for our resorts.

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

A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that there are 132 open indoor waterpark resort properties in the United States and Canada. Of the total, 46 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 46 properties, 11 are Great Wolf Resorts properties. The same survey indicated 13 openings of indoor waterpark resorts projected for 2009. The 2009 opening include only two indoor waterpark destination resorts; one of those two is our property in Concord, North Carolina.

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

In several of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. However, in Wisconsin Dells, Wisconsin, where indoor waterparks were first introduced, there are approximately 16 other resorts and hotels with some type of indoor water-related activity or amenity. As a result, we face significant competition from both lower priced, un-themed, waterparks and larger, more expensive waterparks with thrill rides and other attractions in the Wisconsin Dells’ market. While the Wisconsin Dells’ market has a significant number of resorts with indoor waterparks, we believe the competitive landscape in that small, regional market is not representative of the competition we may face as we further expand our portfolio of resorts. The vast majority of indoor waterpark resorts in Wisconsin Dells are family-owned or privately operated businesses that have yet to develop additional resorts outside of Wisconsin Dells. In addition, we believe our ability to compete effectively in this highly competitive market will enable us to more effectively compete in other markets where we may not be the only family entertainment resort. In addition to Wisconsin Dells, we face direct competition from other indoor waterpark destination resorts in the Sandusky, Traverse City, Kansas City, Pocono Mountains and Mason areas.

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

On occasion, we may elect to develop properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities, and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin, where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, our work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible; however, that our efforts have not identified all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance, as well as commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. Changes in the insurance market over the past few years have increased the risk that affordable insurance may not be available to us in the future.

While our management believes that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We have registered, applied for the registration of or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including Blue Harbor Resort, Great Wolf Lodge, Great Wolf Resorts, gr8 space, KidCabin and Scooops Kid Spa in the United States and, where appropriate, in foreign countries. There can be no assurance that we can obtain the registration for the marks where registration has been sought. We are not aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Employees

As of December 31, 2008, we had approximately 200 corporate employees, including our central reservations center employees, and approximately 4,100 resort-level employees, approximately 1,650 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part- time employees during the winter months. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good.

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

Domestic and Foreign Operations

We derive a portion of our revenues from licensing fees, management fees, construction management fees and central reservations fees paid by the Great Wolf Lodge resort located in Niagara Falls, Ontario, Canada. During 2008, 2007 and 2006, the total revenue we received from U.S. operations was $243,041, $185,015 and $148,648, respectively, and the total revenue from Canadian operations was $2,497, $2,565 and $1,664, respectively. We receive no revenue from any foreign country other than Canada. We have no long-lived assets located outside of the United States.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our employees, including our principal executive officer and senior financial officers. It is available in the investor relations section of our Web site, which is located at www.greatwolf.com. In the event that we make changes to or provide waivers from the provisions of our Code of Business Conduct and Ethics that the United States Securities Exchange Commission (SEC) or any other regulatory agency or NASDAQ requires us to disclose, we intend to disclose these events in the investor relations section of our Web site.

Available Information

We maintain a Web site at www.greatwolf.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our Annual Report to stockholders, proxy statements and Section 16 reports on Forms 3, 4, and 5, are available free of charge via EDGAR/IDEA through the SEC’s Web site at www.sec.gov. On our Web site we have a page for all of our filings that is updated automatically when filings are added to the SEC’s Web site.

ITEM 1A.	RISK FACTORS

The risk factors set forth below are applicable to Great Wolf Resorts. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks could materially adversely affect, among other things, our business, financial condition and results of operations.

Risks Related to Our Business

Current economic conditions, including recent disruptions in the financial markets may adversely affect our industry, business and results of operations, our ability to obtain financing on reasonable and acceptable terms and the market price of our common stock.

The United States economy is currently undergoing a significant slowdown, which some observers view as a recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future. The hospitality industry may experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. Declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing, including future securitization transactions, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. In addition, if one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

We may not be able to develop new resorts or further develop existing resorts on a timely or cost efficient basis, which would adversely affect our growth strategy.

As part of our growth strategy, we currently intend to develop additional resorts or possibly to further expand certain of our existing resorts. Development involves substantial risks, including the following risks:

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

Many of our markets have become more competitive, including in particular our Wisconsin Dells, Sandusky, Mason, Pocono Mountains and Traverse City markets. We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators are developing family entertainment resorts with indoor waterparks that will compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates, as they have in the past, or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.

We may not be able to achieve or manage our expected growth, which could adversely affect our operating results.

Since 1999, we have experienced substantial growth as we have grown from operating one resort to our current portfolio of eleven resorts at December 31, 2008. We intend to continue to develop additional resorts and manage additional licensed resorts owned either by joint ventures in which we have an equity interest or by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to achieve and/or manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the loss of or failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

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

If accidents or injuries occur at any of our resorts, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. There can also be no assurance that the liability insurance carried by Great Lakes prior to our initial public offering (IPO) was adequate or available to cover any liability related to incidents occurring prior to our IPO. Our business, financial condition and results of operations would be adversely affected to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

We have a history of losses and we may not be able to achieve or sustain profitability.

We incurred net losses in the years ended December 31, 2008, 2007 and 2006. We cannot guarantee that we will become profitable. Given the increasing competition in our industry and capital intensive nature of our business, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so could adversely affect our business and financial condition.

Our business is largely dependent upon family vacation patterns, which may cause fluctuations in our revenues.

Since most families with young children choose to take vacations during school breaks and on weekends, our occupancy is highest on the weekends and during months with prolonged school breaks, such as the summer months and spring break weeks in March and April. Our occupancy is generally lowest during May and September as children return to school following these prolonged breaks. As a result of these family vacation patterns, our revenues may fluctuate. We may be required to enter into short-term borrowings in slower periods in order to offset such fluctuations in revenues and to fund our anticipated obligations. In addition, adverse events occurring during our peak occupancy periods would have an increased impact on our results of operations. There can be no assurance that we would be able to secure short-term borrowing on favorable terms, or at all.

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

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. In recent months, consumer spending has been adversely affected by economic conditions. Accordingly, our growth, financial condition and results of operations have been adversely impacted. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities, thereby adversely affecting our business.

Increases in operating costs and other expense items could reduce our operating margins and adversely affect our growth, financial condition and results of operations.

Increases in operating costs due to inflation and other factors may not be directly offset by increased rooms and other revenue. Our most significant operating costs are our labor, energy, insurance and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control.

Labor is our primary resort-level operating expense. As of December 31, 2008, we employed approximately 4,100 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

Energy costs also account for a significant portion of our total resort-level operating expenses. The price of energy is volatile, and shortages sometimes occur. Significant increases in the cost of energy, or shortages of energy, could interrupt or curtail our operations, lower our operating margins, or both.

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

With more than 4,300 employees, our profitability is substantially affected by costs of current medical benefits. In some recent years, we experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs. At least some of these macro-economic factors may put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

Our rights to use the land underlying two of our resorts are based upon our interest under long-term ground leases. Pursuant to the terms of the ground leases for these resorts, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2008, the terms of these ground leases (including renewal options) range from 49 to 95 years. Any pledge of our interest in a ground lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any resort subject to a ground lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

We may have assumed unknown liabilities in connection with the IPO.

As part of the IPO, we acquired our predecessor companies (The Great Lakes Companies, Inc. and a number of its related entities), referred to in this Annual Report on Form 10-K as the Predecessor, in a series of transactions we refer to in this Annual Report on Form 10-K as the Formation Transactions. We acquired our Predecessor subject to existing liabilities, some of which may have been unknown at the time of the closing thereof. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of vendors or other persons dealing with the entities prior to the closing of the Formation Transactions (that had not been asserted or threatened prior thereto), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. The founding shareholders of our predecessor companies agreed to indemnify us with respect to claims for breaches of representations and warranties brought by us within one year following the completion of our IPO and the Formation Transactions, subject to certain limitations. Since the one year period expired on December 20, 2005, we have limited recourse against the founding shareholders for any liabilities subsequently identified.

We depend on a seasonal workforce.

Our resort operations are dependent on a seasonal workforce. In some cases, we hire documented foreign workers to fill certain staffing needs each season and utilize visas to enable the use of foreign workers. In addition, we manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not be necessary in the future. In addition, we cannot guarantee that we will be able to obtain the visas necessary to hire foreign workers who are a source for some of the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our ongoing operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, and of paying penalties, fines, assessments and the like related to non-compliance, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations. Specifically, the wastewater treatment plant at our Pocono Mountains resort is subject to numerous state, federal and other regulations. The cost of compliance with such regulations for penalties, remediation and other costs arising out of non compliance, can be large, as occurred in 2006 when we agreed to pay an assessment of $833 and incurred other costs in excess of $1,000 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. In 2008 and 2007 we incurred other costs of $270 and $300, respectively, to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges.

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

On occasion, we may elect to participate in the development of properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin, where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, our work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible; however, that our efforts have not identified all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

In particular, it is possible that the prior offer of condominiums at our Sheboygan resort by Blue Harbor Resort Condominium, LLC, a former subsidiary of our predecessor company that we refer to as Condo LLC, may not have been in compliance with federal and state securities laws. Prior to our IPO and the completion of the Formation Transactions, interests in Condo LLC held by our predecessor company were distributed to the predecessor company’s shareholders. We did not acquire Condo LLC as a part of the Formation Transactions. Although Condo LLC has taken steps to correct any potential securities laws issues in connection with these offers, we cannot assure you that we would not be held liable to some extent for the offers made by Condo LLC.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

Our business requires collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is not accurate or complete we could make faulty decisions. Our customers and employees also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other international jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

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

On December 20, 2004, we completed our IPO. Trading markets after an initial public offering have often been extremely volatile. Since our IPO through March 3, 2009, our common stock has traded at a high of $25.88 and a low of $0.61. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

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

The failure to comply with any of these covenants could cause a default under a debt agreement. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on favorable terms, if any.

Because we have guaranteed certain mortgage-related obligations of our subsidiaries if our subsidiary fails to meet its obligations under the mortgage, we may be required to satisfy such obligations and such an undertaking could have an adverse affect on our financial condition.

We have provided a $15,000 corporate guaranty and cross-collateralization on the company’s Grapevine, Texas resort property and a $79,900 payment and completion guaranty on the company’s Concord, North Carolina resort property. If our subsidiaries default on their obligations we would be required to assume that obligation, including the payment of any outstanding debt amounts. If we are required to undertake such obligations, it may have an adverse affect on our business, financial condition and results of operations.

Certain of our insiders exercise considerable influence over the company.

As of the date of this Annual Report on Form 10-K, our executive officers and directors, as a group, beneficially own approximately 9.1% of the outstanding shares of our common stock. By reason of such holdings, these stockholders acting as a group could be able to exercise significant influence over our affairs and policies, including the election of our board of directors and matters submitted to a vote of our stockholders such as mergers and significant asset sales, and their interests might not be consistent with the interests of other stockholders.

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

We have ten family entertainment resorts in which we own an equity interest that are currently operating and one additional resort that is under construction. Unless otherwise indicated, we own a 100% fee interest in these properties. We are organized into a single operating division. Within that operating division, we have three reportable segments in 2008:

•	resort ownership/operation, and

•	resort third-party management, and

•	condominium sales-revenues.

The properties listed below are included in either our “Resort Ownership/Operation” segment or our “Resort Third-Party Management” segment.

Information on our properties included in our Resort Third-Party Management segment is as follows:

•	Great Wolf Lodge of Wisconsin Dells is located on 16 acres in Wisconsin Dells, Wisconsin, all of which have been developed. This property is owned by a joint venture of which we have a 30.32% minority interest and CNL Lifestyle Properties, Inc. has a 69.68% majority interest.

•	Great Wolf Lodge of Sandusky is located on 15 acres in Sandusky, Ohio, all of which have been developed. This property is owned by a joint venture of which we have a 30.32% minority interest and CNL Lifestyle Properties, Inc. has a 69.68% majority interest.

•	Great Wolf Lodge of Grand Mound is located on 39 leased acres in Grand Mound, Washington. This property is owned by a joint venture of which we have a 49% minority interest and The Confederated Tribes of the Chehalis Reservation has a 51% majority interest.

Information on our properties included in our Resort Ownership/Operation segment is as follows:

•	Great Wolf Lodge of Traverse City is located on 48 acres in Traverse City, Michigan, of which 27 acres have been developed and 21 acres remain undeveloped.

•	Great Wolf Lodge of Kansas City is located on 17 acres in Kansas City, Kansas, all of which have been developed.

•	Blue Harbor Resort of Sheboygan is located on 12 leased acres in Sheboygan, Wisconsin, all of which have been developed.

•	Great Wolf Lodge of Williamsburg is located on 83 acres in Williamsburg, Virginia, of which 37 acres have been developed and 46 acres remain undeveloped.

•	Great Wolf Lodge of the Pocono Mountains is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are developed and 50 acres remain undeveloped.

•	Great Wolf Lodge of Mason is located on 39 acres in Mason, Ohio. All 39 acres of this property are developed.

•	Great Wolf Lodge of Grapevine is located on 51 acres in Grapevine, Texas, of which 30 acres are developed and 21 acres remain undeveloped.

•	Great Wolf Lodge of Concord, which is under construction, is located on 37 acres in Concord, North Carolina, of which 34 acres are being developed and 3 acres may be subdivided and developed separately.

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

We did not submit any matters to a vote of security holder during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market under the symbol “WOLF.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock.

	Stock Price
	High	Low

Fiscal 2007:
First Quarter	$14.73	$12.91
Second Quarter	$15.16	$12.15
Third Quarter	$15.85	$12.27
Fourth Quarter	$13.46	$9.51
Fiscal 2008:
First Quarter	$9.94	$6.29
Second Quarter	$8.38	$4.34
Third Quarter	$6.40	$3.00
Fourth Quarter	$3.80	$0.61
Fiscal 2009:
First Quarter through March 3, 2009	$3.05	$1.50

As of February 27, 2009, there were approximately 183 record holders of our common stock.

The issuance described below were exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In June 2007 we completed a private offering of $28,125 of trust preferred securities (TPS) through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through June 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in June 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III. Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from our debenture sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193.

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

The following graph depicts a comparison of our total return to shareholders from December 20, 2004 (the date of our IPO) through December 31, 2008, relative to the performance of (i) the NASDAQ 100 Index, (ii) the Russell 2000 Index and (iii) the Dow Jones U.S. Hotel Index. All indices shown in the graph assume an investment of $100 on December 20, 2004 and the reinvestment of dividends paid since that date. We have never paid cash dividends on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information is hereby incorporated by reference to our 2009 Proxy Statement (under the heading “Equity Compensation Plan Information”).

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

Great Wolf Resorts Financial Information

Great Wolf Resorts’ consolidated financial information includes:

•	our subsidiary that provides resort development and management services and licenses certain intellectual property;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason and Grapevine operating resorts;

•	for all periods prior to October 2005, the Wisconsin Dells and Sandusky resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resort that is under construction which we will consolidate.

Predecessor Financial Information

The Predecessor’s combined historical financial information included the following:

•	The Great Lakes Companies, Inc. (GLC) and its consolidated subsidiaries, including development of, ownership interests in, and management contracts with respect to, resorts and certain non-resort hotels and multifamily housing development and management assets;

•	the entities that owned our Traverse City, Kansas City and Sheboygan operating resorts; and

•	the entities that owned our Williamsburg and Pocono Mountains resorts that were under construction.

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

					December 21,
	Year Ended	Year Ended	Year Ended	Year Ended	2004-	January 1,
	December 31,	December 31,	December 31,	December 31,	December 31,	2004-
	2008	2007	2006	2005	2004	December 20,
	Great Wolf	Great Wolf	Great Wolf	Great Wolf	Great Wolf	2004
	Resorts, Inc.	Resorts, Inc.	Resorts, Inc.	Resorts, Inc.	Resorts, Inc.	Predecessor
	(Dollars in thousands, except per share amounts)
Statement of Operations and Comprehensive Loss:
Revenues:
Rooms	$143,395	$112,261	$87,775	$73,207	$3,261	$31,438
Food, beverage and other	74,173	56,673	43,137	36,846	1,289	16,110
Sales of condominiums	—	—	—	25,862	—	—
Management and other fees	2,798	2,855	2,087	494	79	3,157
Management and other fees-affiliates	5,346	4,314	3,729	482	—	—
Other revenue from managed properties(1)	19,826	11,477	11,920	2,524	—	14,553

Total revenues	245,538	187,580	148,648	139,415	4,629	65,258

Operating expenses by department:
Rooms	20,134	15,716	11,914	10,944	298	4,917
Food, beverage and other	59,949	48,300	35,923	31,407	958	13,678
Other operating expenses:
Selling, general and administrative	51,902	47,915	41,421	26,894	7,372	18,613
Property operating costs	37,086	30,555	23,217	24,798	295	8,810
Depreciation and amortization	46,081	36,372	25,903	26,248	1,897	12,925
Costs of sales of condominiums	—	—	—	16,780	—	—
Impairment loss on investment in affiliates	18,777	—	—	—	—	—
Goodwill impairment	17,430	—	50,975	—	—	—
Loss on disposition of property	19	128	1,066	26,161	—	—
Other expenses from managed properties(1)	19,826	11,477	11,920	2,524	—	14,553

Total operating expenses	271,204	190,463	202,339	165,756	10,820	73,496

Net operating loss	(25,666)	(2,883)	(53,691)	(26,341)	(6,191)	(8,238)
Investment income — affiliates	(2,187)	(667)	—	—	—	—
Interest income	(1,424)	(2,758)	(3,105)	(1,623)	(66)	(224)
Interest expense	27,277	14,887	7,169	6,728	280	6,748
Gain on sale of investments and securities	—	—	—	—	—	(1,653)
Interest on mandatorily redeemable shares	—	—	—	—	—	1,761

Loss before income taxes, minority interests, and equity in unconsolidated affiliates	(49,332)	(14,345)	(57,755)	(31,446)	(6,405)	(14,870)
Income tax benefit	(11,956)	(5,859)	(8,764)	(7,199)	(2,563)	—
Minority interests, net of tax	—	(452)	(502)	(4)	—	—
Equity in unconsolidated affiliates, net of tax	3,349	1,547	761	170	—	—

Loss from continuing operations	(40,725)	(9,581)	(49,250)	(24,413)	(3,842)	(14,870)
Income from discontinued operations	—	—	—	—	—	(1,928)

Net loss	$(40,725)	$(9,581)	$(49,250)	$(24,413)	$(3,842)	$(12,942)

Other comprehensive loss, net of tax:
Unrealized (gain) loss on interest rate swaps	(387)	387	—	—	—	—

Comprehensive loss	$(40,338)	$(9,968)	$(49,250)	$(24,413)	$(3,842)	$(12,942)

Basic loss per share	$(1.32)	$(0.31)	$(1.63)	$(0.81)	$(0.13)
Diluted loss per share	$(1.32)	$(0.31)	$(1.63)	$(0.81)	$(0.13)
Weighted average common shares outstanding — Basic	30,827,860 (2)	30,533,249 (2)	30,299,647 (2)	30,134,146 (2)	30,132,896 (2)
Diluted	30,827,860 (2)	30,533,249 (2)	30,299,647 (2)	30,134,146 (2)	30,132,896 (2)

									December 21,
	Year Ended		Year Ended		Year Ended		Year Ended		2004-	January 1,
	December 31,		December 31,		December 31,		December 31,		December 31,	2004-
	2008		2007		2006		2005		2004	December 20,
	Great Wolf		Great Wolf		Great Wolf		Great Wolf		Great Wolf	2004
	Resorts, Inc.		Resorts, Inc.		Resorts, Inc.		Resorts, Inc.		Resorts, Inc.	Predecessor
	(Dollars in thousands, except per share amounts)

Cash Flows:
Cash flows from:
Operating activities	$33,534		$29,751		$29,723		$17,788		$762	$3,637
Investing activities	(144,612)		(213,867)		(107,123)		(65,496)		(97,583)	(64,472)
Financing activities	106,712		105,935		119,396		23,081		172,151	61,424
Balance Sheet Data (end of period):
Total assets	$840,061		$770,805		$683,439		$605,526		$622,025
Total debt	507,051		396,302		289,389		168,328		142,665
Non-GAAP financial Measures:
EBITDA	$18,181	(3)	$32,305	(3)	$(28,221	)(3)	$(369	)(3)	$(4,294)	$6,507

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us in 2005-2008 and the Predecessor in 2004.

(2)	Included in the total shares outstanding of our common stock are 11,765 shares (in 2008) and 129,412 shares (in 2004-2007) held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	See reconciliation to net loss in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

Business.  We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 600 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resort brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.

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

The following table presents an overview of our portfolio of operating resorts and our resort under construction. As of December 31, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

					Indoor
		Opened/	Number of	Number of	Entertainment
	Ownership Percentage	Opening	Guest Suites	Condo Units(1)	Area(2)
					(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(3)	30.32%	1997	308	77	102,000
Sandusky, OH(3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT(4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX(5)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Resort Under Construction:
Concord, NC(7)	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley) owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We will manage the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) own a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from Chehalis.

(7)	We are developing a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, 402-suite resort will provide a comprehensive package of destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in March 2009.

Industry Trends.  We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there since 1987. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that there are 132 open indoor waterpark resort properties in the United States and Canada. Of the total, 46 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 46 properties, 11 are Great Wolf Resorts properties. The same survey indicated 13 openings of indoor waterpark resorts projected for 2009. The 2009 openings include only two indoor waterpark destination resorts, one of which is our property in Concord, North Carolina.

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

Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past 18 months, the slowing U.S. economy has led to a decrease in available credit for consumers and a related decrease in consumer discretionary spending. This trend continued during 2008 as consumers experienced several negative economic impacts, including:

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

These and other similar factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending patterns in future periods. While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our overall results. Also:

•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past three years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest origin of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts. As discussed further below, due to the continued adverse current and expected market conditions for our Sandusky resort, in 2008 we recorded an $18,777 impairment loss related to our interest in the joint venture that owns the Wisconsin Dells and Sandusky resorts.

•	Our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and may continue to have an impact on the operating performance of our Wisconsin Dells resort. As discussed in “Critical Accounting Policies and Estimates” below, due to the continued adverse current and expected market conditions for our Wisconsin Dells resort, in 2008 we recorded an $18,777 impairment loss related to our interest in the joint venture that owns the Wisconsin Dells and Sandusky resorts.

•	We have experienced a much slower-than-expected occupancy ramp-up and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

•	Our Mason resort opened its first phase in December 2006 and is ramping up more slowly than we had projected, which we believe is due, in part, to the opening of competitive properties in the region and to perceived operating issues at the resort in early 2007.

Our external growth strategies are based primarily on developing additional indoor waterpark resorts (primarily in conjunction with joint venture partners) or by licensing our intellectual property and proprietary systems to others. Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of construction financing.

Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing may be lessened in the future and that terms of construction financing may be less favorable than we have seen over the past few years. We believe we may be able to continue to obtain construction financing sufficient to execute development strategies; however, the more difficult credit market environment is likely to continue at least through 2009, and possibly beyond.

Revenue and Key Performance Indicators.  We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total resort revenue for the year ended December 31, 2008. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques and computer software that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

•	Monitoring our historical trends for occupancy and estimating our high occupancy nights;

•	Offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;

•	Structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering Internet specials;

•	Monitoring sales of room types continously to evaluate the effectiveness of offered discounts; and

•	Offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.

In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.

We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•	Occupancy;

•	Average daily room rate, or ADR;

•	Revenue per available room, or RevPAR;

•	Total revenue per available room, or Total RevPAR;

•	Total revenue per occupied room, or Total RevPOR; and

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA.

Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:

•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.

Total RevPAR and Total RevPOR are defined as follows:

•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the year ended December 31, 2008, approximately 34% of our total resort revenues consisted of non-rooms revenue.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the United States. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The preparation of our consolidated financial statements and our financial reporting process involve the use of accounting estimates based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments.

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

Carrying Values of Goodwill, Intangible Assets and Investment in Affiliates.

Goodwill — We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. To test goodwill for impairment, we compare the fair value of the individual resort to which the goodwill is assigned to the carrying value of that resort. To estimate the resorts’ fair value we used a discounted cash flow model. Each of our resorts is considered a reporting unit. If the analysis indicates that the fair value is less than the carrying value of the individual resort, we compare the implied fair value of the resort’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the individual resort to all the assets and liabilities of that resort as if it had been acquired in a business combination at the assessment date. The excess of the fair value of the individual resort over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Our assessment of the fair value is dependent on the operating results of the resorts. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of goodwill.

We originally recorded on our consolidated balance sheet approximately $129,086 of goodwill. Also, in conjunction with our purchase of a minority owner’s 15% equity interest in our Mason resort, we recorded approximately $1,409 of goodwill in 2007. In 2005 we wrote off $62,091 of goodwill in conjunction with the sale of 70% interests in our Wisconsin Dells and Sandusky resorts. In 2006 we wrote off $50,975 of goodwill on our Traverse City and Blue Harbor resorts as the implied fair value of the goodwill, as discussed above, was deemed less than the carrying value. In the fourth quarter of 2008, as part of our annual impairment assessment of our remaining goodwill on our Kansas City and Mason resorts, we considered various pieces of information, including:

•	2009 budget information;

•	The impact of the December holiday season on overall 2008 financial results;

•	Full year 2008 financial results for each of the resorts;

•	Impact of/changes in the economy since the severe economic disruptions of 2008; and

•	Forecasted booking trends for 2009.

We required all of this information to complete our impairment assessments. We concluded that the implied fair value of the goodwill, as discussed above, on our Kansas City and Mason resorts was less than the carrying value of those goodwill amounts for each of the resorts. As a result, we wrote off $17,430 of goodwill on our Kansas City and Mason resorts in the 2008 fourth quarter. As of December 31, 2008, all goodwill has been written off.

Intangible Assets — When circumstances, such as adverse market conditions, indicate that the carrying value of an indefinite-lived intangible asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. To test indefinite-lived intangible assets for impairment, we compare the fair value of the intangible asset with its carrying amount. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles. We had no impairment losses related to intangible assets in any of the periods presented.

Our consolidated balance sheet reflects approximately $23,829 of intangible assets related to our Great Wolf Lodge brand name. This brand name intangible asset has an indefinite life.

Investments in Affiliates — When circumstances, such as adverse market conditions, indicate that the carrying value of our investments in affiliates may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. To test investment in affiliates for impairment, we compare the fair value of the investment in affiliates with its carrying amount. If the fair value of the investment in affiliates is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these assets.

In the fourth quarter of 2008, we concluded that continued adverse current and expected market conditions for our Wisconsin Dells and Sandusky resorts indicated that our minority investment in the joint venture that owns these resorts may be impaired. Accordingly, we conducted an analysis, as described above, to assess the recoverability of the carrying value of our investments in that affiliate. As part of that analysis, we considered various pieces of information, including:

•	2009 budget information;

•	The impact of the December holiday season on overall 2008 financial results;

•	The relative success of operational adjustments implemented throughout 2008 to improve the resorts’ operations;

•	Full year 2008 financial results for each of the resorts;

•	Impact of/changes in the economy since the severe economic disruptions of 2008; and

•	Forecasted booking trends for 2009.

We required all of this information to complete our impairment analysis. When we had obtained and completed our evaluation of this information in early 2009, we concluded that the fair value of our investment in this joint venture, as discussed above, was less than its carrying value. As a result, we recorded an $18,777 impairment loss related to our 30.32% interest in the joint venture that owns the Wisconsin Dells and Sandusky resorts, as the implied fair value of the investment, as discussed above, was less than its carrying value.

We do not believe current circumstances indicate that the carrying value of our minority investment in the joint venture that owns our Grand Mound resort may be impaired. The carrying value in this joint venture is $5,686 as of December 31, 2008. The carrying value of our 49% interest in our joint venture that owns the Great Wolf Lodge in Grand Mound is $38,169 as of December 31, 2008.

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

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record net deferred tax assets (primarily resulting from net operating loss carryforwards) to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (that could result from a sale of one or more of our resorts where there’s a sales price in excess of tax basis), tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Conversely, in the event we were to determine that we would not be able to realize our deferred tax assets, we would establish a valuation allowance which would increase the provision for income taxes.

As of December 31, 2008, we had net operating loss carryforwards of approximately $43,890 and $43,603 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. Based on our analysis, we believe all but $6,620 of the net operating loss carryforwards will be realized; therefore we have established a valuation allowance as of December 31, 2008 of $366, the tax effected benefit of that operating loss carryforward. The valuation allowance is included in a deferred tax asset, and classified in Other Assets on the balance sheet.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assts and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of FSP 157-2 and do not expect it to have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of the new income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non-governmental entities in conformity with GAAP. This statement was effective on November 15, 2008. The adoption of this statement did not have a material impact on our financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF is not expected to have a material impact on our financial statements.

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

The following table reconciles net loss to EBITDA for the periods presented:

	Year Ended December 31,
	2008	2007	2006

Net loss	$(40,725)	$(9,581)	$(49,250)
Adjustments:
Interest expense, net of interest income	25,853	12,129	4,064
Income tax benefit	(13,028)	(6,615)	(8,938)
Depreciation and amortization	46,081	36,372	25,903

EBITDA	$18,181	$32,305	$(28,221)

Results of Operations

General

Our results of operations for the years ended December 31, 2008 and 2007 are not directly comparable primarily due to the opening of our Great Wolf Lodge resort in Grapevine, Texas in December 2007.

Great Wolf Resorts Financial Information

Our financial information includes:

•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason and Grapevine operating resorts;

•	equity interests in resorts in which we have ownership interests but which we do not consolidate; and

•	our resort that is under construction which we will consolidate.

Revenues.  Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. EITF 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses,” establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as “other revenue from managed properties” on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Operating Expenses.  Our departmental operating expenses consist of rooms, food and beverage and other department expenses.

Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.

Year Ended December 31, 2008 compared with Year Ended December 31, 2007

The following table shows key operating statistics for our resorts for the years ended December 31, 2008 and 2007:

	All Properties(a)	Same Store Comparison(b)
				Increase (Decrease)
	2008	2008	2007	$	%

Occupancy	62.9%	61.9%	61.5%	N/A	0.7%
ADR	$249.92	$243.81	$244.16	$(0.35)	(0.1)%
RevPAR	$157.19	$151.02	$150.16	$0.86	0.6%
Total RevPOR	$383.75	$369.61	$370.77	$(1.16)	(0.3)%
Total RevPAR	$241.36	$228.95	$228.02	$0.93	0.4%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2008 and 2007 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Niagara Falls, and Mason resorts).

In December 2007 we opened our resort in Grapevine, Texas. As a result, total revenue, rooms revenue and other revenue for the years ended December 31, 2008 and 2007 are not directly comparable.

The increases in same store occupancy and RevPAR were due in part to an increase in the number of rooms sold for group business (as opposed to leisure guests) in 2008 as compared to 2007. As we typically charge lower room rates for group rooms as compared to leisure, this resulted in a decrease in ADR in 2008 as compared to 2007.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2008 and 2007:

			Increase
	2008	2007	(Decrease)

Revenues	$245,538	$187,580	$57,958
Operating expenses:
Departmental operating expenses	80,083	64,016	16,067
Selling, general and administrative	51,902	47,915	3,987
Property operating costs	37,086	30,555	6,531
Depreciation and amortization	46,081	36,372	9,709
Impairment loss on investment in affiliates	18,777	—	18,777
Goodwill impairment	17,430	—	17,430
Net operating loss	(25,666)	(2,883)	(22,783)
Interest expense, net of interest income	25,853	12,129	13,724
Income tax benefit	(11,956)	(5,859)	(6,097)
Net loss	(40,725)	(9,581)	(31,144)

Revenues.  Total revenues increased primarily due to the opening of our Grapevine resort in December 2007; our construction of 104 additional guest suites at our Williamsburg resort that opened in March 2007; and other fees and other revenues from managed properties related to our joint venture with Chehalis at our resort in Grand Mound, Washington.

Operating expenses.  Total operating expenses increased primarily due to the opening of our Grapevine resort in December 2007.

•	Departmental expenses increased $16,067 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due primarily to the opening of our Grapevine resort.

•	Total selling, general and administrative expenses increased $3,987 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due primarily to the opening of our Grapevine resort. This increase was offset by a decrease in corporate selling, general and administrative expenses. Corporate selling, general and administrative expenses decreased due to decreases in bonus expense and restricted stock expense, primarily due to the resignation of two senior officers in 2008; and a decrease in stock option expense, as most options were fully vested as of December 31, 2007.

•	Total property operating costs (exclusive of opening costs) increased $9,614 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due primarily to the opening of our Grapevine resort, as well as increased repairs and maintenance expense and increased utilities expense related to the expansion of our Williamsburg resort. Opening costs related to our resorts were $6,301 for the year ended December 31, 2008, as compared to $9,384 for the year ended December 31, 2007.

•	Total depreciation and amortization increased mainly due to the opening of our Grapevine resort and the expansion of our Williamsburg resort as well as the write off of loan fees of $615 related to our Williamsburg mortgage loan that we paid off in August 2008. We had no similar loan fee write offs for the year ended December 31, 2007.

•	For the year ended December 31, 2008, we recorded an aggregate $18,777 impairment loss related to our 30.32% interest in the joint venture that owns the Wisconsin Dells and Sandusky resorts. There was no similar charge recorded in the year ended December 31, 2007.

•	For the year ended December 31, 2008, we recorded a goodwill impairment charge of $17,430 related to our Kansas City and Mason resorts. There was no similar charge recorded in the year ended December 31, 2007.

Net operating loss.  During the year ended December 31, 2008, we had a net operating loss of $25,666 as compared to a net operating loss of $2,883 for the year ended December 31, 2007.

Net loss.  Net loss increased due to the increase in operating loss of $22,783 and an increase in net interest expense of $13,724 mainly due to interest expense on mortgage debt related to our Williamsburg and Grapevine resorts, and having less interest expense capitalized to development projects in 2008 as compared to 2007, due to fewer development projects in process in 2008 as compared to 2007.

These increases were partially offset by an increase of $6,097 in income tax benefit recorded for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Year Ended December 31, 2007 compared with Year Ended December 31, 2006

The following table shows key operating statistics for our resorts for the years ended December 31, 2008 and 2006:

	All Properties(a)	Same Store Comparison(b)
				Increase (Decrease)
	2007	2007	2006	$	%

Occupancy	61.5%	62.5%	64.1%	N/A	(2.5)%
ADR	$244.16	$241.56	$234.21	$7.35	3.1%
RevPAR	$150.16	$150.92	$150.24	$0.68	0.5%
Total RevPOR	$370.77	$363.65	$351.34	$12.31	3.5%
Total RevPAR	$228.02	$227.20	$225.37	$1.83	0.8%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2007 and 2006 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, and Niagara Falls resorts).

In December 2007 and in December 2006 we opened our resorts in Grapevine, Texas and Mason, Ohio, respectively. As a result, total revenue, rooms revenue and other revenue for the years ended December 31, 2007 and 2006 are not directly comparable.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2007 and 2006:

			Increase
	2007	2006	(Decrease)

Revenues	$187,580	$148,648	$38,932
Operating expenses:
Departmental operating expenses	64,016	47,837	16,179
Selling, general and administrative	47,915	41,421	6,494
Property operating costs	30,555	23,217	7,338
Depreciation and amortization	36,372	25,903	10,469
Goodwill impairment	—	50,975	(50,975)
Loss on disposition of property	128	1,066	(938)
Net operating loss	(2,883)	(53,691)	50,808
Interest expense, net of interest income	12,129	4,064	8,065
Income tax benefit	(5,859)	(8,764)	2,905
Net loss	(9,581)	(49,250)	39,669

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

This decrease was partially offset by:

•	An increase in net interest expense of $8,065 mainly due to mortgage debt related our Pocono Mountains and Mason resorts, and

•	A decrease of $2,905 in income tax benefit recorded for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Our effective tax rate in 2007 was (40.8)% as compared to 2006 of (15.4)% primarily due to the impact of the goodwill impairment charge in 2006.

Segments

We have three reportable segments in 2008 and 2007:

•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.

See our Segments section in our Summary of Significant Accounting Policies, in Note 2 to our consolidated financial statements.

	Year Ended December 31,			Increase (Decrease)
	2008	2007	2006	2008 - 2007	2007 - 2006

Resort Ownership/Operation
Revenues	$217,568	$168,934	$130,912	$48,634	$38,022
EBITDA, excluding certain items	33,756	32,179	26,729	1,577	5,450
Resort Third-Party Management
Revenues	27,970	18,646	17,736	9,324	910
EBITDA, excluding certain items	8,144	7,169	5,817	975	1,352
Condominium Sales
Revenues	—	—	—	—	—
EBITDA, excluding certain items	—	(682)	(370)	682	(312)
Other
Revenues	—	—	—	—	—
EBITDA, excluding certain items	(21,485)	(5,177)	(8,989)	(16,308)	3,812

The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. In 2008 Resort Ownership/Operation EBITDA includes $16,021 for a goodwill impairment charge and Other EBITDA includes $1,409 for a goodwill impairment charge and $18,777 for the write-down of investment in affiliates. EBITDA, excluding certain items is defined as EBITDA less investment income and equity in unconsolidated affiliates.

Liquidity and Capital Resources

As of December 31, 2008, we had total indebtedness of $507,051, summarized as follows:

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$70,211
Mason mortgage loan	76,800
Pocono Mountains mortgage loan	96,571
Williamsburg mortgage loan	64,625
Grapevine construction loan	78,709
Concord construction loan	27,594
Junior subordinated debentures	80,545
Other Debt:
City of Sheboygan bonds	8,493
City of Sheboygan loan	3,503

$507,051

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2008.

Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2008). The loan initially matured in November 30, 2008. On January 23, 2009, the maturity date was extended to November 30, 2009. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. In addition, we have provided the Mason mortgage loan lenders with a

$15,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction. We were in compliance with all covenants under this loan at December 31, 2008.

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2008.

Williamsburg Mortgage Loan — In August 2008 we closed on a $65,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of December 31, 2008). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has a prepayment fee calculated as 3.50% of the prepaid principal amount for any payments made in the first twelve months of the loan. After twelve months, the loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2008.

Grapevine Construction Loan — This loan is secured by our Grapevine resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 3.04% as of December 31, 2008). The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at December 31, 2008.

In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.

Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2008). The loan requires interest only payments until the one-year anniversary of the opening date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at December 31, 2008. In January 2009, the total commitments under this loan increased from $63,940 to $79,900.

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

Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheet. For financial reporting purposes, we record interest expense on the corresponding debentures in our condensed consolidated statements of operations.

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

Future Maturities — Future principal requirements on long-term debt are as follows:

2009	$81,464
2010	6,485
2011	143,002
2012	29,039
2013	3,675
Thereafter	243,386

Total	$507,051

Short-Term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses for the next 12 months, including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	debt maturities within the next year;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.

Historically, we have satisfied our short-term liquidity requirements through operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months, assuming that we are successful in negotiating an additional extension of the maturity date or a refinancing for our Mason mortgage loan that matures in November 2009, as discussed below.

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

Our Mason mortgage loan in the amount of $76,800 matures in November 2009. We have provided the Mason mortgage loan lenders with a $15,000 corporate guaranty and cross-collateralization on the our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 million principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of the our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction. We expect to satisfy the $15,000 mandatory principal reduction through one of these liquidity-providing events, cash generated by operations, or a combination of these items. We do not currently or project to have sufficient liquidity to repay this loan at its maturity date. Also, given current capital markets conditions, we do not believe we will be able to pursue refinancing the Mason loan with a new lender until late in 2009 at the earliest. In the event we are unable to refinance this loan, we expect to enter into discussions with the lender to obtain a modification allowing us to extend the loan’s maturity date. In the event we are unable to obtain such a modification in that circumstance, however, the nonpayment of the remaining principal balance in November 2009 would constitute an event of default under the terms of the mortgage loan. In an event of default, interest on the loan would accrue at an annual rate of 500 basis points higher than the normal interest rate on the loan; in addition, the lender would have the right to foreclose on the property.

Our largest long-term expenditures are expected to be for capital expenditures, development of future resorts and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $147,652 for the year ended December 31, 2008. We expect to have approximately $60,262 of such expenditures in 2009. This amount consists primarily of remaining construction costs to complete our Concord resort (scheduled to open in March 2009); remaining construction costs to compete the expansion of our existing Grapevine resort; and recurring maintenance capital expenditures at our existing properties. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from new joint venture partners, proceeds from investing activities and proceeds from financing activities.

We currently project that the combination of our cash on hand plus cash provided by operations in 2009 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2009 in order either to begin development of any new resorts following the completion of construction of our Concord resort or to make capital contributions to new joint ventures that may wish to develop a resort that we would license and manage. Also, due to the current state of the capital markets, which is marked by the general unavailability of debt financing for future development, we expect to have no significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund our required equity contribution to a project. We believe this may result in our not making any significant expenditures in 2009 for development of new resorts or capital contributions to new joint venture that may develop future resorts.

Off Balance Sheet Arrangements

We have two unconsolidated joint venture arrangements at December 31, 2008. We account for our unconsolidated joint ventures using the equity method of accounting.

•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner with a 30.32% ownership interest in the CNL joint venture. At December 31, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $63,000. This loan is a mortgage loan that is non-recourse to us. In December 2008, we recorded an $18,777 impairment loss related to our interest in the joint venture, as the implied fair value of the investment, as discussed above, was less than its carrying value.

•	We have entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest. At December 31, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $102,000. As of December 31, 2008, we have made combined loan and equity contributions, net of loan repayments, of $38,925 to the joint venture to fund a portion of construction cost of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.

We expect that capital will be required to fund the activities of the resorts owned by these joint ventures and we may in the future fund either or both of the joint ventures’ share of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. In particular, the resorts owned by the CNL joint venture have been adversely affected by a regional economic downturn and greater than expected competitive pressures. In February 2009, we made a $303 capital contribution to the CNL joint venture. We are working with our partner to develop strategies to improve the performance of the properties and minimize any potential future capital funding by the joint venture’s partners.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations(1)	$581,092	$92,331	$170,699	$53,177	$264,885
Operating lease obligations	1,229	548	485	145	51
Construction contracts	20,722	20,722	—	—	—
Reserve on unrecognized tax benefits	1,298	—	—	1,298	—

Total	$604,341	$113,601	$171,184	$54,620	$264,936

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,493 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,503 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

As we develop future resorts, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $14,231 of available cash and cash equivalents and a working capital deficit of $117,323 (current assets less current liabilities) at December 31, 2008, compared to the $18,597 of available cash and cash equivalents and a working capital deficit of $98,560 at December 31, 2007. The primary reasons for the working capital deficit are:

•	the use of cash for capital expenditures and investments in and advances to affiliates and for our properties under development,

•	less proceeds from issuances of long-term debt, and

•	the classification of our Mason mortgage loan maturing in November 2009 as a current liability.

Cash Flows

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

	Year Ended December 31,		Increase
	2008	2007	(Decrease)

Net cash provided by operating activities	$33,534	$29,751	$3,783
Net cash used in investing activities	(144,612)	(213,867)	69,255
Net cash provided by financing activities	106,712	105,935	777

Operating Activities.  The increase in net cash provided by operating activities resulted primarily from an increase in equity in losses of unconsolidated affiliates, during the year ended December 31, 2008 as compared to December 31, 2007.

Investing Activities.  The decrease in net cash used in investing activities for the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulted primarily from decreased capital expenditures for our properties that are in service and under development, a decrease in cash used to fund our investments in unconsolidated affiliates, and the receipt of payments on a loan from one of our joint ventures.

Financing Activities.  The increase in net cash provided by financing activities resulted primarily from the proceeds from our Williamsburg loan during the year ended December 31, 2008. The increase from the loan proceeds were offset partially by an increase in principal payments and loan costs.

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

Inflation

We generally are able to change room and amenity rates at our resort properties on a daily basis, so the impact of higher inflation can often be passed along to customers. However, a weak economic environment that decreases overall demand for our products and services could restrict our ability to raise room and amenity rates to offset rising costs.

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

As of December 31, 2008, we had total indebtedness of approximately $507,051. This debt consisted of:

•	$70,211 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$76,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at December 31, 2008.

•	$96,571 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$64,625 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points, with a minimum rate of 6.25% per annum. The effective rate was 6.25% at December 31, 2008.

•	$78,709 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The effective rate was 3.04% at December 31, 2008.

•	$27,594 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at December 31, 2008.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,493 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,503 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

As of December 31, 2008, we estimate the total fair value of the indebtedness described above to be $152,270 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $787 annually, based on our debt balances outstanding and current interest rates in effect as of December 31, 2008. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $787 annually, based on our debt balances outstanding as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great Wolf Resorts, Inc.

We have audited the accompanying consolidated balance sheet of Great Wolf Resorts, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statement of operations and comprehensive loss, equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Great Wolf Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ DELOITTE & TOUCHE, LLP

Milwaukee, Wisconsin
March 5, 2008

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$14,231	$18,597
Accounts receivable, net of allowance for doubtful accounts of $114 and $113	2,167	2,373
Accounts receivable — affiliates, net of allowance for doubtful accounts of $1,201 in 2008	925	3,973
Inventory	4,265	4,632
Other current assets	3,055	2,869

Total current assets	24,643	32,444
Property and equipment, net	716,173	617,697
Investment in and advances to affiliates	43,855	59,148
Other assets	31,561	20,257
Other intangible assets	23,829	23,829
Goodwill	—	17,430

Total assets	$840,061	$770,805

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$81,464	$78,752
Accounts payable	23,217	18,471
Accrued expenses	22,565	20,776
Accrued expenses — affiliates	1,806	124
Advance deposits	7,498	8,211
Gift certificates payable	5,416	4,670

Total current liabilities	141,966	131,004
Mortgage debt	333,259	225,042
Other long-term debt	92,328	92,508
Other long-term liabilities	—	2,232
Deferred tax liability	—	7,597
Deferred compensation liability	568	2,029

Total liabilities	568,121	460,412
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 30,982,646 and 30,698,683 shares issued and outstanding at December 31, 2008 and 2007, respectively	310	307
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	399,641	399,759
Accumulated deficit	(127,811)	(87,086)
Deferred compensation	(200)	(2,200)
Accumulated other comprehensive loss, net of tax	—	(387)

Total stockholders’ equity	271,940	310,393

Total liabilities, minority interests and stockholders’ equity	$840,061	$770,805

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Rooms	$143,395	$112,261	$87,775
Food and beverage	38,808	29,588	21,930
Other hotel operations	35,365	27,085	21,207
Management and other fees	2,798	2,855	2,087
Management and other fees — affiliates	5,346	4,314	3,729

	225,712	176,103	136,728
Other revenue from managed properties-affiliates	19,826	11,477	11,920

Total revenues	245,538	187,580	148,648

Operating expenses by department:
Rooms	20,134	15,716	11,914
Food and beverage	30,990	25,196	18,806
Other	28,959	23,104	17,117
Other operating expenses:
Selling, general and administrative	51,902	47,915	41,421
Property operating costs	37,086	30,555	23,217
Depreciation and amortization	46,081	36,372	25,903
Impairment loss on investment in affiliates	18,777	—	—
Goodwill impairment	17,430	—	50,975
Loss on disposition of property	19	128	1,066

	251,378	178,986	190,419
Other expenses from managed properties-affiliates	19,826	11,477	11,920

Total operating expenses	271,204	190,463	202,339

Net operating loss	(25,666)	(2,883)	(53,691)
Investment income — affiliates	(2,187)	(667)	—
Interest income	(1,424)	(2,758)	(3,105)
Interest expense	27,277	14,887	7,169

Loss before income taxes, minority interests, and equity in unconsolidated affiliates	(49,332)	(14,345)	(57,755)
Income tax benefit	(11,956)	(5,859)	(8,764)
Minority interests, net of tax	—	(452)	(502)
Equity in unconsolidated affiliates, net of tax	3,349	1,547	761

Net loss	$(40,725)	$(9,581)	$(49,250)

Other comprehensive loss, net of tax:
Unrealized (gain) loss on interest rate swap	(387)	387	—

Comprehensive loss	$(40,338)	$(9,968)	$(49,250)

Basic loss per share	$(1.32)	$(0.31)	$(1.63)

Diluted loss per share	$(1.32)	$(0.31)	$(1.63)

Weighted average common shares outstanding:
Basic	30,827,860	30,533,249	30,299,647

Diluted	30,827,860	30,533,249	30,299,647

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

			Additional
	Common	Common	Paid- in	Accumulated	Deferred	Accumulated Other	Total
	Shares	Stock	Capital	Deficit	Compensation	Comprehensive Loss	Equity

Balance, January 1, 2006	30,277,308	$303	$394,212	$(28,255)	$(2,349)	$—	$363,911
Issuance of non-vested equity shares	232,012	2	—	—	—	—	2
Reclassification of unearned compensation to additional paid-in capital upon the adoption of Financial Accounting Standards No. 123(R)	—	—	(149)	—	149	—	—
Stock-based compensation	—	—	3,052	—	—	—	3,052
Share issuance costs	—	—	(206)	—	—	—	(206)
Net loss	—	—	—	(49,250)	—	—	(49,250)

Balance, December 31, 2006	30,509,320	305	396,909	(77,505)	(2,200)	—	317,509
Issuance of non-vested equity shares	189,363	2	—	—	—	—	2
Stock-based compensation	—	—	2,850	—	—	—	2,850
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(387)	(387)
Net loss	—	—	—	(9,581)	—	—	(9,581)

Balance, December 31, 2007	30,698,683	307	399,759	(87,086)	(2,200)	(387)	310,393
Issuance of non-vested equity shares	283,963	3	—	—	—	—	3
Sale of common stock — deferred compensation plan	—	—	(2,000)	—	2,000	—	—
Stock-based compensation	—	—	1,882	—	—	—	1,882
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	387	387
Net loss	—	—	—	(40,725)	—	—	(40,725)

Balance, December 31, 2008	30,982,646	$310	$399,641	$(127,811)	$(200)	$—	$271,940

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net loss	$(40,725)	$(9,581)	$(49,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,081	36,372	25,903
Bad debt expense	1,305	154	189
Impairment loss in investment in affiliates	18,777	—	—
Goodwill impairment	17,430	—	50,975
Non-cash employee compensation and professional fees expense	250	5,080	3,559
Loss on disposition of property	19	128	1,066
Equity in losses of unconsolidated affiliates	4,421	2,616	1,269
Minority interests	—	(764)	(836)
Deferred tax benefit	(14,072)	(7,105)	(9,500)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(1,916)	(4,399)	3,918
Accounts payable, accrued expenses and other liabilities	1,964	7,250	2,430

Net cash provided by operating activities	33,534	29,751	29,723

Investing activities:
Capital expenditures for property and equipment	(134,967)	(171,884)	(120,523)
Cash distributions from unconsolidated affiliates	—	—	18,902
Loan repayment from unconsolidated affiliates	3,168	—	—
Investment in unconsolidated affiliates	(10,430)	(24,058)	(523)
Investment in development	(2,255)	(10,276)	(4,626)
Purchase of minority interest	—	(6,900)	—
Issuance of notes receivable	—	(3,263)	—
Proceeds from sale of assets	—	—	2,101
Decrease (increase) in restricted cash	55	2,289	(1,282)
Decrease (increase) in escrow	(183)	225	(1,172)

Net cash used in investing activities	(144,612)	(213,867)	(107,123)

Financing activities:
Principal payments on long-term debt	(57,294)	(1,350)	(31,978)
Proceeds from issuance of long-term debt	168,042	108,263	153,039
Payment of loan costs	(4,036)	(978)	(1,665)

Net cash provided by financing activities	106,712	105,935	119,396

Net (decrease) increase in cash and cash equivalents	(4,366)	(78,181)	41,996
Cash and cash equivalents, beginning of year	18,597	96,778	54,782

Cash and cash equivalents, end of year	$14,231	$18,597	$96,778

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$26,749	$13,404	$6,036
Cash paid for income taxes, net of refunds	$597	$(312)	$(471)
Non-cash items:
Construction in process accruals	$6,969	$9,728	$10,101
Guarantee on loan for unconsolidated affliate	$—	$1,180	$—

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

Business Summary

We are a family entertainment resort company. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 270 to 400 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resorttm brand names.

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

The following table presents an overview of our portfolio of operating resorts and our resort under construction. As of December 31, 2008, we operate ten Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property).

				Number of	Indoor
	Ownership	Opened/	Number of	Condo	Entertainment
	Percentage	Opening	Guest Suites	Units(1)	Area(2)
					(Approx. ft2)

Existing Resorts:
Wisconsin Dells, WI(3)	30.32%	1997	308	77	102,000
Sandusky, OH(3)	30.32%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT(4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX(5)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Resort Under Construction:
Concord, NC(7)	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® and fitness room, as well as our spa in the resorts that have such amenities.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.68% interest in the joint venture, and we own a 30.32% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley) owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We will manage the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) own a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from Chehalis.

(7)	We are developing a Great Wolf Lodge resort in Concord, North Carolina. The Northwoods-themed, 402-suite resort will provide a comprehensive package of destination lodging amenities and activities. Construction on the resort began in October 2007 with expected completion in March 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Accounts receivable — Accounts receivable primarily represents receivables from resort guests who occupy rooms and utilize resort amenities. We provide an allowance for doubtful accounts when we determine that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2008, 2007, and 2006 was $1,305, $154, and $189, respectively. Writeoffs of accounts receivable for the years ended December 31, 2008, 2007, and 2006, were $103, $246, and $79, respectively.

Inventory — Inventories are recorded at the lower of cost on an average cost basis or market.

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance expenditures are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. Interest

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized totaled $4,714, $9,277, and $7,628 for the years ended December 31, 2008, 2007, and 2006, respectively.

Loan Fees — Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $6,462, $4,928 and $4,823 as of December 31, 2008, 2007 and 2006, respectively. Amortization of loan fees was $2,502, $872, and $515 for the years ended December 31, 2008, 2007, and 2006, respectively. Included in loan fee amortization for the years ended December 31, 2008 and 2006 were $615 and $178, respectively, of loan fees that were written off due to repayments of debt.

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

Investments In and Advances to Unconsolidated Affiliates — We use the equity method to account for our investments in unconsolidated joint ventures, as we do not have a controlling interest. Net income or loss is allocated between the partners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Periodically we may make advances to our affiliates.

Other Intangible Assets — Our other intangible assets consist of the value of our Great Wolf Lodge brand name. This intangible asset has an indefinite useful life. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” we do not amortize this intangible, but instead test it for possible impairment at least annually by comparing the fair value of the intangible asset with its carrying amount. Our assessment during the year ended December 31, 2008 determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. In connection with SFAS 142, “Goodwill and Other Intangible Assets,” we are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting units’ fair value using a discounted cash flow model.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2008, as part of our annual impairment assessment of our remaining goodwill on our Kansas City and Mason resorts, we considered various pieces of information, including:

•	2009 budget information;

•	The impact of the December holiday season on overall 2008 financial results;

•	Full year 2008 financial results for each of the resorts;

•	Impact of/changes in the economy since the severe economic disruptions of 2008; and

•	Forecasted booking trends for 2009.

We required all of this information to complete our impairment assessments. We concluded that the implied fair value of the goodwill, as discussed above, on our Kansas City and Mason resorts was less than the carrying value of those goodwill amounts for each of the resorts. As a result, we wrote off $17,430 of goodwill on our Kansas City and Mason resorts in the 2008 fourth quarter. We had a similar impairment in 2006 in the amount of $50,975. As of December 31, 2008, all goodwill has been written off.

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

We recognize revenue from rooms, food and beverage, and other operating departments at the resorts as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the consolidated balance sheets. We recognize resort management and related fees as they are contractually earned. We recognize development and construction management fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date services performed or costs incurred compared to services performed or total expected costs) for longer-term projects. We recognize revenue from the sale of real estate assets in accordance with SFAS 66, “Accounting for Sales of Real Estate.”

Sales of Real Estate Assets — SFAS 66 requires an entity to recognize gains on sales of real estate only when a sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, and risks and rewards of ownership are transferred to the buyer. We account for gains and losses on sales of real estate in accordance with the provisions of SFAS 66. In 2006 we recorded a loss of $953 related to our 2005 sale of two of our resorts to a joint venture.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests — We record the non-owned equity interests of our consolidated subsidiaries as minority interests on our consolidated balance sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interests” in our condensed consolidated statements of operations. In June 2007 we purchased the remaining minority interest, and now own 100% of the resort.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (that could result from a sale of one or more of our resorts where there’s a sales price in excess of tax basis), tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Fair Value Measurements  — SFAS 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under accounting principles generally accepted in the United States of America, or GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We must measure our derivatives under SFAS No. 157. None of our current non-financial assets or non-financial liabilities must be measured at fair value on a recurring basis. We measure our derivatives using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (that is, interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

We have no outstanding derivatives at December 31, 2008.

Derivatives — We account for derivative instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective; there is an offsetting adjustment to the basis of the item hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value or the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. Our policy is to execute derivative financial instruments with creditworthy banks and not to enter into such instruments for speculative purposes.

Share based compensation — We account for share based compensation in accordance with SFAS 123(R) “Share Based Payment,” using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Advertising — Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008, 2007, and 2006 was $13,321, $12,323, and $10,297, respectively.

Comprehensive Income — Comprehensive income consists of the net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders’ equity for 2008 consisted of the unrealized gain, net of tax, on the Company’s cash flow hedge which expired in November 2008.

Segments — We have three reportable segments in 2008, 2007 and 2006:

•	resort ownership/operation-revenues derived from our consolidated owned resorts;

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	condominium sales-revenues derived from sales of condominium units to third-party owners.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes significant financial information regarding our segments:

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year Ended December 31, 2008
Revenues	$217,568	$27,970	$—	$—	$245,538

Depreciation and amortization	(45,042)	—	—	(1,039)	$(46,081)
Impairment loss on investment in affiliates	—	—	—	(18,777)	$(18,777)
Goodwill impairment	(16,021)	—	—	(1,409)	$(17,430)
Operating income (loss)	(11,286)	8,144	—	(22,524)	$(25,666)
Investment income	—	—	—	—	2,187
Interest income	—	—	—	—	1,424
Interest expense	—	—	—	—	(27,277)

Loss before income taxes, minority interest, and equity in unconsolidated affiliates	—	—	—	—	$(49,332)

Additions to long-lived
assets	134,167	—	—	800	$134,967

Total assets	738,119	2,314	—	99,628	$840,061

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year Ended December 31, 2007
Revenues	$168,934	$18,646	$—	$—	$187,580

Depreciation and amortization	(35,767)	—	—	(605)	$(36,372)
Operating income (loss)	(3,588)	7,169	(682)	(5,782)	$(2,883)
Investment income	—	—	—	—	667
Interest income	—	—	—	—	2,758
Interest expense	—	—	—	—	(14,887)

Loss before income taxes, minority interest, and equity in unconsolidated affiliates	—	—	—	—	$(14,345)

Additions to long-lived
assets	171,197	—	—	687	$171,884

Total assets	653,367	4,384	—	113,054	$770,805

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Resort	Resort Third-			Totals per
	Ownership/	Party	Condominium		Financial
	Operation	Management	Sales	Other	Statements

Year Ended December 31, 2006
Revenues	$130,912	$17,736	$—	$—	$148,648

Depreciation and amortization	(25,390)	—	—	(513)	$(25,903)
Goodwill impairment	(50,975)	—	—	—	$(50,975)
Operating income (loss)	(49,633)	5,817	(370)	(9,505)	$(53,691)
Interest income	—	—	—	—	3,105
Interest expense	—	—	—	—	(7,169)

Loss before income taxes, minority interest, and equity in unconsolidated affiliates	—	—	—	—	$(57,755)

Additions to long-lived assets	119,692	—	—	831	$120,523

Total assets	524,820	3,120	—	155,499	$683,439

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

New Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assts and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of FSP 157-2 and do not expect it to have a material impact on our financial statements.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non- governmental entities in conformity with GAAP. This statement was effective on November 15, 2008. The adoption of this statement did not have a material impact on our financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF is not expected to have a material impact on our financial statements.

3.	INVESTMENT IN AFFILIATES

CNL Joint Venture

In October 2005, we formed a joint venture with CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. The joint venture acquired two of our wholly owned properties — Great Wolf Lodge — Wisconsin Dells, Wisconsin, and Great Wolf Lodge — Sandusky, Ohio. CNL paid us $80,150 to purchase a 70% interest in the joint venture; we retained the remaining 30% of the joint venture. We continue to manage the properties and license the Great Wolf Lodge brand to the joint venture under 25-year agreements. In 2007, we contributed additional assets to the joint venture which increased our ownership percentage to 30.32%.

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

In the fourth quarter of 2008, we concluded that continued adverse current and expected market conditions for our Wisconsin Dells and Sandusky resorts indicated that our minority investment in the joint venture that owns these resorts may be impaired. Accordingly, we conducted an analysis, as described above, to assess the recoverability of the carrying value of our investments in that affiliate. As part of that analysis, we considered various pieces of information, including:

•	2009 budget information;

•	The impact of the December holiday season on overall 2008 financial results;

•	The relative success of operational adjustments implemented throughout 2008 to improve the resorts’ operations;

•	Full year 2008 financial results for each of the resorts;

•	Impact of/changes in the economy since the severe economic disruptions of 2008; and

•	Forecasted booking trends for 2009.

We required all of this information to complete our impairment analysis. We concluded that the fair value of our investment in this joint venture, as discussed above, was less than its carrying value. As a result, we recorded an $18,777 impairment loss related to our 30.32% interest in the joint venture that owns the Wisconsin Dells and Sandusky resorts, as the implied fair value of the investment, as discussed above, was less than its carrying value.

The carrying value of our investment in this joint venture was $5,686 and $23,814 as of December 31, 2008 and 2007, respectively. Included in the carrying value are differences between the amount at which the investment is carried and the amount of underlying equity in net assets of $0 and $551 as of December 31, 2008 and 2007, respectively. We amortize the differences over the average life of the underlying fixed assets.

Summary financial data for this joint venture as of and for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance sheet data:
Total assets	$104,712	$111,982
Total liabilities	$69,612	$71,058
Operating data:
Revenue	$31,531	$34,597
Operating expenses	$(39,491)	$(41,341)
Net loss	$(7,960)	$(6,703)

We have a receivable from the joint venture of $1,465 and $1,656 that relates primarily to license fees as of December 31, 2008 and 2007, respectively. At December 31, 2008, we have reserved $1,201 against this receivable. We have a payable to the joint venture of $1,225 and $124 as of December 31, 2008 and 2007, respectively.

Grand Mount Joint Venture

We have entered into our joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound,

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Washington. This resort opened in March 2008. This joint venture is a limited liability company; we are a member of that limited liability company with a 49% ownership interest. At December 31, 2008, the joint venture had aggregate outstanding indebtedness to third parties of $102,000. The carrying value of our investment in this joint venture was $38,169 and $35,339 as of December 31, 2008 and 2007, respectively. Included in the carrying value are differences between the amount at which the investment is carried and the amount of underlying equity in net assets of $3,126 and $1,971 as of December 31, 2008 and 2007, respectively, We amortize the differences over the average life of the underlying fixed assets. Total loans outstanding between us and the joint venture were $11,746 as of December 31, 2008; this loan bears interest at 11% per annum and matures in August 2013. In January 2009, our joint venture partner purchased $5,991 of this debt from us at par.

We have a receivable from the joint venture of $661 and $2,317 that relates primarily to accrued preferred equity returns as of December 31, 2008 and 2007, respectively. This amount is recorded as accounts receivable-affiliates on our consolidated balance sheet. We have a payable to the joint venture of $581 as of December 31, 2008.

Summary financial data for this joint venture for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance sheet data:
Total assets	$152,215	$122,975
Total liabilities	$118,636	$80,659
Operating data:
Revenue	$33,194	$—
Operating expenses	$31,739	$—
Net loss	$(5,553)	$(2,369)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007

Land and improvements	$51,684	$51,398
Building and improvements	353,537	289,768
Furniture, fixtures and equipment	315,577	334,836
Construction in process	117,063	19,737

	837,861	695,739
Less accumulated depreciation	(121,688)	(78,042)

Property and equipment, net	$716,173	$617,697

Depreciation expense was $43,663, $35,686, and $25,657 for the years ended December 31, 2008, 2007 and 2006 respectively.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2008	2007

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$70,211	$71,542
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	96,571	97,000
Williamsburg mortgage loan	64,625	—
Grapevine construction loan	78,709	58,260
Concord construction loan	27,594	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,493	8,465
City of Sheboygan loan	3,503	3,690

	507,051	396,302
Less current portion of long-term debt	(81,464)	(78,752)

Total long-term debt	$425,587	$317,550

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2008.

Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2008). The loan initially matured in November 30, 2008. On January 23, 2009, the maturity date was extended to November 30, 2009. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. In addition, we have provided the Mason mortgage loan lenders with a $15,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction. We were in compliance with all covenants under this loan at December 31, 2008.

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2008.

Williamsburg Mortgage Loan — In August 2008 we closed on a $65,000 first mortgage loan secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of December 31, 2008). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has a prepayment fee calculated as 3.50% of the prepaid principal amount for any payments made in the first twelve months of the loan. After twelve months, the loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2008.

Grapevine Construction Loan — This loan is secured by our Grapevine resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 3.04% as of December 31, 2008). The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at December 31, 2008.

In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.

Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2008). The loan requires interest only payments until the one-year anniversary of the opening date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at December 31, 2008. In January 2009, the total commitments under this loan increased from $63,940 to $79,900.

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

Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheet. For financial reporting purposes, we record interest expense on the corresponding debentures in our condensed consolidated statements of operations.

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

Future Maturities — Future principal requirements on long-term debt are as follows:

2009	$81,464
2010	6,485
2011	143,002
2012	29,039
2013	3,675
Thereafter	243,386

Total	$507,051

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted SFAS 157, “Fair Value Measurements,” on January 1, 2008, the first day of fiscal year 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

We must measure our derivatives under SFAS 157. None of our current non-financial assets or non-financial liabilities must be measured at fair value on a recurring basis. We measure our derivatives using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (that is, interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

We have no outstanding derivatives at December 31, 2008.

As of December 31, 2008, we estimate the total fair value of our long-term debt to be $152,270 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities.

The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

7.	INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had unrecognized tax benefits of $978, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO. At December 31, 2008, we had unrecognized tax benefits of $1,298, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO and certain deductions taken on our 2006 U.S. Federal income tax return related to a tax assessment. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year. The unrecognized tax benefits are classified as a reduction of the net operating loss carryforwards. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit — December 31, 2007	$1,298
Gross increases — tax positions in current period	—

Unrecognized tax benefit — December 31, 2008	$1,298

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended December 31, 2008
Federal	$—	$(12,499)	$(12,499)
State and local	955	(1,573)	(618)
Foreign	89	—	89

	$1,044	$(14,072)	$(13,028)

Year ended December 31, 2007
Federal	$—	$(5,723)	$(5,723)
State and local	398	(1,382)	(984)
Foreign	92	—	92

	$490	$(7,105)	$(6,615)

Year ended December 31, 2006
Federal	$—	$(8,768)	$(8,768)
State and local	506	(732)	(226)
Foreign	56	—	56

	$562	$(9,500)	$(8,938)

Total tax benefit is included in the following lines in our Consolidated Statements of Operations and Comprehensive Loss:

	Income Tax Expense (Benefit)
	for the Year Ending December 31,
	2008	2007	2006

Income tax benefit	$(11,956)	$(5,859)	$(8,764)
Minority interest, net of tax	—	312	334
Equity in unconsolidated affiliates, net of tax	(1,072)	(1,068)	(508)

Total income tax benefit	$(13,028)	$(6,615)	$(8,938)

The differences between the statutory Federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	2008	2007	2006

Federal statutory income tax benefit	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income taxes	(0.6)%	(6.1)%	(0.7)%
Nondeductible goodwill	11.5%	—	19.9%
Other	(0.1)%	0.3%	0.4%

	(24.2)%	(40.8)%	(15.4)%

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	17,504	13,553
Intangibles	11,564	9,630
Investment in affiliates	7,161	—
Salaries and wages	2,534	4,140
Interest rate swap	—	273
Other	1,329	623

Total deferred tax assets	40,092	28,219

Deferred tax liabilities:
Property and equipment	$(32,922)	$(33,598)
Prepaid expenses	(932)	(741)
Interest rate swap	(273)	—
Investment in affiliates	—	(1,629)

Total deferred tax liabilities	(34,127)	(35,968)

Valuation allowance	(366)	(325)

Net deferred tax asset (liability)	$5,599	$(8,074)

Our 2008 net deferred tax asset consisted of a current deferred tax liability of $126 included in accrued expenses and a long-term deferred tax asset of $5,725 include in other assets on the consolidated balance sheet. Our 2007 net deferred tax liability consisted of a current deferred tax liability of $477 included in accrued expenses and a long-term deferred tax liability of $7,597 in the consolidated balance sheet.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income (that could result from a sale of one or more of our resorts where there’s a sales price in excess of tax basis); and tax planning strategies in making this assessment. Based upon the scheduled reversal of deferred tax liabilities, potential tax planning strategies, and projections of future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

As of December 31, 2008, we had net operating loss carryforwards of approximately $43,890 and $43,603 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. Based on our analysis, we believe all but $6,620 of the net operating loss carryforwards related to the State of Ohio will be realized; therefore we have established a valuation allowance as of December 31, 2008 of $366, the tax effected benefit of such state carryforward. The valuation allowance is included on the balance sheet as a reduction to deferred tax assets, which is included in Other Assets on our balance sheet. As of December 31, 2007, we had net operating loss carryforwards of approximately $33,418 and $38,026 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We believe all but $5,879 of the net operating loss carryforwards related to the State of Ohio will be realized; therefore we have established a valuation allowance as of December 31, 2007 of $325, the tax effected benefit of such state carryforward. The valuation allowance is included on the balance sheet in deferred tax liability.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2008 and 2007 income tax provisions include a deduction of $126 and $739, respectively, related to share-based compensation which was recorded as an increase in additional paid in capital.

8.	RELATED-PARTY TRANSACTIONS

We rent office space for our headquarters location in Madison, Wisconsin from a company that is an affiliate of a member of our board of directors. Our total payments for rent and related expenses for this office space were $304, $325, and $313 for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss.

Our consolidated statements of operations and comprehensive loss includes fees of $5,346, $4,314 and $3,729 from our investments in affiliates. These fees relate primarily to management, license, central reservation, development and construction fees.

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

Letters of Credit — In connection with the construction of our Sheboygan, Wisconsin resort, we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2009. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheets.

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

In exchange for the $8,200 funding, we entered into a lease for the convention center with the City. The initial term of the lease is 25 1/2 years with fifteen, five-year renewal options. Under the lease, we will satisfy repayment of the $8,200 funding by making guaranteed room tax payments totaling $25,944 over the initial term of the lease. This obligation is also guaranteed by three of our former members of senior management. This guarantee was also entered into on July 30, 2003.

The debt related to the $4,000 and $8,200 fundings is included in the accompanying consolidated balance sheets; therefore, we have not recorded any liability related to the guarantees on those fundings.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments — We lease office space, storage space and office equipment under various operating leases that expire between 2009 and 2017. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2009	$548
2010	334
2011	151
2012	131
2013	14
Thereafter	51

Total	$1,229

Rent expense for the years ended December 31, 2008, 2007, and 2006 were $708, $488, and $450, respectively.

We also have commitments on contracts to build our resorts under construction. Commitments on these contracts total $20,722 for periods subsequent to December 31, 2008.

10.	RETIREMENT PLAN

We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Our contributions to the plan were $432, $336, and $231 for the years ended December 31, 2008, 2007, and 2006, respectively.

11.	EQUITY

Deferred Compensation — We have a deferred compensation plan for certain of our employees. The plan allows for contributions by both the participants and us. Our employer contributions for the plan were $43, $54, and $74 for the years ended December 31, 2008, 2007 and 2006, respectively.

Earnings per Share — We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding, as the effect of those potentially dilutive items is anti-dilutive. We had 475,000, 987,000, and 1,064,500 total options outstanding at December 31, 2008, 2007 and 2006, respectively.

The trust that holds the assets to pay obligations under our deferred compensation plan has 11,765 shares of our common stock. In accordance with the provisions of EITF Issue No. 97-14, we treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them from our basic and diluted earnings per share calculations. Basic and diluted earnings per common share are as follows:

	Year Ended December 31,
	2008	2007	2006

Net loss attributable to common shares	$(40,725)	$(9,581)	$(49,250)
Weighted average common shares outstanding — basic and diluted	30,827,860	30,533,249	30,299,647
Net loss per share — basic and diluted	$(1.32)	$(0.31)	$(1.63)

Options to purchase 475,000 shares of common stock were not included in the computations of diluted earnings per share for the year ended December 31, 2008, because the exercise price for the options were greater than the average market price of the common shares during that period. There were 94,069 shares of common stock that were not included in the computation of diluted earnings per share for the year ended December 31, 2008, because the market and/or performance criteria related to these shares had not been met at December 31, 2008.

12.	SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” SFAS 123(R), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Other than for the expense related to our deferred compensation shares and our non-vested shares, no share-based employee compensation cost has been reflected in net income prior to January 1, 2006.

We recognized $222, $5,080, and $3,559, net of estimated forfeitures, in share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized related to share-based compensation was $54, $2,073 and $1,424 for the years ended December 31, 2008, 2007, and 2006, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of December 31, 2008, total unrecognized compensation cost related to share-based compensation awards was $2,241, which we expect to recognize over a weighted average period of approximately 3.1 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,520 options, stock appreciation rights or shares of our common stock to employees and directors. At December 31, 2008, there were 2,091,333 shares available for future grants under the Plan.

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

We recorded stock option expense of $111, $1,524 and $1,776 for the years ended December 31, 2008, 2007 and 2006, respectively. There were no stock options granted in 2008 or 2007. We granted 15,000 stock options during the year ended December 31, 2006. The per share weighted average fair value of stock options

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted during the year ended December 31, 2006 was $6.00. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

Year Ended
December 31, 2006

Dividend yield	—
Weighted average, risk free interest rate	4.33%
Weighted average, expected life of option	6.0 years
Expected stock price volatility	39.83%

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

A summary of stock option activity during the years ended December 31, 2008, 2007, and 2006 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Number of shares under option:
Outstanding at January 1, 2006	1,471,834	$17.45
Granted	15,000	$13.18
Exercised	—
Forfeited	(422,334)	$17.03

Outstanding at December 31, 2006	1,064,500	$17.55	8.05 years
Granted	—
Exercised	(167)	$12.40
Forfeited	(77,333)	$20.87

Outstanding at December 31, 2007	987,000	$17.29	7.03 years
Granted	—
Exercised	—
Forfeited	(512,000)	$17.01

Outstanding at December 31, 2008	475,000	$17.59	6.09 years
Exercisable at December 31, 2008	470,000	$17.64	6.00 years

At December 31, 2008 and 2007, all of our option grant prices were above our stock price. Therefore there was no intrinsic value for our outstanding or exercisable shares at December 31, 2008 or 2007. The intrinsic value of our outstanding stock options and exercisable stock options was $12 and $0, respectively, at December 31, 2006.

Market Condition Share Awards

Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We granted 84,748, 215,592 and 81,820 market condition share awards during the years ended December 31, 2008, 2007 and 2006, respectively. We recorded share based compensation expense of $(132), $779 and $482 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the 2008 amount were reversals of expense related to the resignation of two senior officers in 2008, as the service condition of these shares was not met.

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

We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date. Due to the resignation of a senior officer in 2008, 55,046 shares were forfeited.

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

Performance Share Awards

Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. We granted 37,386, 23,149 and 27,273 performance shares during the years ended December 31, 2008, 2007 and 2006, respectively. Shares granted in 2008 vest over a three year period, 2008-2010; shares granted in 2007 vest ratably over a three year period, 2007-2009; shares granted in 2006 vested upon issuance. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year. The per share fair value of performance shares granted during the years ended December 31, 2008, 2007 and 2006, was $7.09, $13.10 and $11.03, respectively, which represents the fair value of our common stock on the grant date. We recorded share based compensation expense of $51, $101 and $310 for the years ended December 31, 2008, 2007 and 2006, respectively.

Based on their achievement of certain individual and departmental performance goals:

•	Employees earned and were issued 18,084 performance shares in February 2009 related to the 2008 grants,

•	Employees earned and were issued 20,843 performance shares in February 2008 related to the 2007 grants, and

•	Employees earned and were issued 17,949 performance shares in February 2007 related to the 2006 grants.

As a result, we recorded a reduction in expense of $10 and $103 during the years ended December 31, 2008 and 2007, respectively, related to the shares not issued.

Deferred Compensation Awards

Pursuant to their employment arrangements, certain executives received bonuses upon completion of our IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share based compensation expense (revenue) of $(893), $(537) and $472, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-vested shares activity for the years ended December 31, 2008, 2007, and 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares balance at January 1, 2006	15,000	$10.09
Granted	236,000	$11.60
Forfeited	(3,000)	$11.77
Vested	(3,000)	$10.09

Non-vested shares balance at December 31, 2006	245,000	$11.08
Granted	143,711	$13.47
Forfeited	(5,000)	$10.79
Vested	(50,600)	$11.53

Non-vested shares balance at December 31, 2007	333,111	$12.37
Granted	210,799	$6.78
Forfeited	(162,008)	$10.91
Vested	(81,653)	$12.14

Non-vested shares balance at December 31, 2008	300,249	$9.29

There was no intrinsic value of our shares at December 31, 2008, 2007 or 2006.

We recorded share based expense of $657, $963, and $519 for the years ended December 31, 2008, 2007, and 2006, respectively.

Vested Shares

We have an annual short-term incentive plan for certain employees that provides them the potential to earn cash bonus payments. For 2008 and 2007, certain of these employees had the option to elect to have some or all of their annual bonus compensation paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance. We recorded expense of $32 and $2,353 during the years ended December 31, 2008 and 2007, respectively, related to our short-term incentive plan. In connection with the elections related to 2008 bonus amounts, we issued 17,532 shares in February 2009. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant. In connection with the elections related to 2007 bonus amounts, we issued 265,908 shares in February 2008. We valued these shares at $2,055 based on the closing market value of our common stock on the date of the grant.

In 2008, our directors had the option to elect to have some or all of the cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $437 for the year ended December 31, 2008, related to these elections to receive shares in lieu of cash. We issued 118,823 shares during the year ended December 31, 2008, respectively. We had no similar issuances of stock for director compensation in 2007 or 2006.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables sets forth certain items included in our consolidated financial statements for each quarter of the years ended December, 31, 2008 and 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008:
Total Revenues	$64,208	$63,018	$69,413	$48,899
Net operating income (loss)	4,062	51	9,763	(39,542)
Net income (loss)	(2,327)	(4,090)	2,171	(36,479)
Basic earnings (loss) per share	$(0.08)	$(0.13)	$0.07	$(1.18)
Diluted earnings (loss) per share	$(0.08)	$(0.13)	$0.07	$(1.18)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Total Revenues	$48,459	$46,292	$50,898	$41,931
Net operating income (loss)	(745)	811	5,637	(8,586)
Net income (loss)	(2,005)	(1,656)	1,761	(7,681)
Basic earnings (loss) per share	$(0.07)	$(0.05)	$0.06	$(0.25)
Diluted earnings (loss) per share	$(0.07)	$(0.05)	$0.06	$(0.25)

The following is a summary of the significant fourth quarter adjustments for our fiscal year 2008:

Impairment loss on investment in affiliates	$18,777
Goodwill impairment	17,430

$36,207

See Footnotes 2 and 3 for further discussion of these adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of 2008. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great Wolf Resorts, Inc.

We have audited Great Wolf Resorts, Inc.’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting of as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
Madison, Wisconsin
March 5, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

This information is hereby incorporated by reference to our 2009 Proxy Statement (under the headings “The Election of Directors,” “The Executive Officers,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Compliance”).

ITEM 11.	EXECUTIVE COMPENSATION

This information is hereby incorporated by reference to our 2009 Proxy Statement (under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference to our 2009 Proxy Statement (under the headings “Ownership Of Our Common Stock” and “Equity Compensation Plan Information”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is hereby incorporated by reference to our 2009 Proxy Statement (under the heading “Certain Relationships And Related Transactions”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to our 2009 Proxy Statement (under the heading “Relationship With Independent Public Accountants”).

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

/s/ KIMBERLY K. SCHAEFER
Kimberly K. Schaefer
Chief Executive Officer

Dated: March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly K. Schaefer Kimberly K. Schaefer	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2009

/s/ James A. Calder James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2009

/s/ Joseph V. Vittoria Joseph V. Vittoria	Chairman of the Board and Director	March 5, 2009

/s/ Elan Blutinger Elan Blutinger	Director	March 5, 2009

Randy L. Churchey	Director	March 5, 2009

/s/ Steven D. Hovde Steven D. Hovde	Director	March 5, 2009

/s/ Michael M. Knetter Michael M. Knetter	Director	March 5, 2009

/s/ Richard T. Murray III Richard T. Murray III	Director	March 5, 2009

Edward H. Rensi	Director	March 5, 2009

/s/ Howard A. Silver Howard A. Silver	Director	March 5, 2009

INDEX TO EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1		Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
2.2		Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.1		Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.2		Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)
4.1		Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)
4.2		Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
4.3		Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)
10.1		License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10.2		Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.3		First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.4		Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)
10	.5+	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)
10.6		Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.7		Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10	.8+	Form of Indemnity Agreement (incorporated herin by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10	.9+	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10	.10+	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

Exhibit
Number		Description

10	.11+	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.12		Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.13		Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
10.14		Venture formation and Contribution Agreement dated October 3, 2005, among Great Wolf Resorts, Inc., Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC, and CNL Income Partners, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed October 7, 2005).
10.15		Loan Agreement dated March 1, 2007, among CNL Income GW WI-Del, LP and CNL Income GW Sandusky, LP, as borrowers, and NSPL, Inc., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 2, 2007).
10.16		Loan Agreement dated July 28, 2007, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2007).
10.17		Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).
10.18		Loan Agreement dated February 6, 2008, between Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 8, 2008).
10.19		Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as administrative agent, and the several banks and other financial institutions from time to time party thereto, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).
10	.20*	The Hovde Building Lease, dated September 1, 1997, as amended by amendments dated July 2, 2002, February 12, 2004, April 23, 2004, August 11, 2004, and January 22, 2009.
21	.1*	List of Subsidiaries
23	.1*	Consent of Grant Thornton LLP
23	.2*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)
31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.