Form 10-Q
period 2009-03-31
Great Wolf Resorts, Inc.
filed 2009-05-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock was 31,222,105 as of May 5, 2009.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,237	$14,231
Accounts receivable, net of allowance for doubtful accounts of $127 and $114	1,681	2,167
Accounts receivable — unconsolidated affiliates, net of allowance for doubtful accounts of $1,428 and $1,201	1,196	925
Inventory	4,904	4,265
Other current assets	7,834	3,055

Total current assets	33,852	24,643
Property and equipment, net	734,352	716,173
Investments in and advances to unconsolidated affiliates	35,739	43,855
Other assets	37,819	31,561
Other intangible assets	23,829	23,829

Total assets	$865,591	$840,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$81,810	$81,464
Accounts payable	22,681	23,217
Accounts payable — unconsolidated affiliates	123	622
Accrued expenses	23,238	22,565
Accrued expenses — unconsolidated affiliates	1,335	1,184
Advance deposits	11,734	7,498
Gift certificates payable	4,445	5,416

Total current liabilities	145,366	141,966
Mortgage debt	360,695	333,259
Other long-term debt	92,278	92,328
Deferred compensation liability	600	568

Total liabilities	598,939	568,121

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 30,996,945 and 30,982,646 shares issued and outstanding, at March 31, 2009, and December 31, 2008, respectively	310	310
Additional paid–in-capital	399,998	399,641
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Accumulated deficit	(133,456)	(127,811)
Deferred compensation	(200)	(200)

Total stockholders’ equity	266,652	271,940

Total liabilities and stockholders’ equity	$865,591	$840,061

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2009	2008

Revenues:
Rooms	$36,345	$38,866
Food and beverage	9,902	10,428
Other hotel operations	8,965	9,570
Management and other fees	589	766
Management and other fees — affiliates	1,224	1,095

	57,025	60,725
Other revenue from managed properties — affiliates	5,282	3,483

Total revenues	62,307	64,208

Operating expenses by department:
Rooms	5,029	5,147
Food and beverage	7,415	7,993
Other	7,268	7,277
Other operating expenses:
Selling, general and administrative	14,644	13,398
Property operating costs	12,342	11,829
Depreciation and amortization	12,586	11,019
Loss on disposition of property	191	—

	59,475	56,663
Other expenses from managed properties — affiliates	5,282	3,483

Total operating expenses	64,757	60,146

Net operating (loss) income	(2,450)	4,062
Investment income — affiliates	(384)	(451)
Interest income	(188)	(490)
Interest expense	6,267	6,907

Loss before income taxes and equity in losses of unconsolidated affiliates	(8,145)	(1,904)
Income tax benefit	(3,148)	(805)
Equity in losses of unconsolidated affiliates, net of tax	648	1,228

Net loss	$(5,645)	$(2,327)

Other comprehensive loss, net of tax:
Unrealized loss on interest rate swaps	—	407

Comprehensive loss	$(5,645)	$(2,734)

Net loss per share-basic	$(0.18)	$(0.08)

Net loss per share-diluted	$(0.18)	$(0.08)

Weighted average common shares outstanding:
Basic	30,982,656	30,665,162

Diluted	30,982,656	30,665,162

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three months ended
	March 31,
	2009	2008
Operating activities:

Net loss	$(5,645)	$(2,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,586	11,019
Bad debt expense	260	5
Non-cash employee compensation and professional fees expense	88	26
Loss on disposition of property	191	—
Equity in losses of unconsolidated affiliates	1,056	2,127
Deferred tax benefit	(3,576)	(1,782)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(738)	(5,240)
Accounts payable, accrued expenses and other liabilities	3,900	1,366

Net cash provided by operating activities	8,122	5,194

Investing activities:
Capital expenditures for property and equipment	(29,678)	(19,860)
Loan repayment from unconsolidated affiliates	7,363	—
Investments in unconsolidated affiliates	(303)	(6,600)
Investment in development	102	(1,067)
Decrease in restricted cash	162	49
Increase in escrows	(1,511)	(1,777)

Net cash used in investing activities	(23,865)	(29,255)

Financing activities:
Principal payments on long-term debt	(1,079)	(400)
Proceeds from issuance of long-term debt	28,812	67,335
Payment of loan costs	(7,984)	(979)

Net cash provided by financing activities	19,749	65,956

Net increase in cash and cash equivalents	4,006	41,895
Cash and cash equivalents, beginning of period	14,231	18,597

Cash and cash equivalents, end of period	$18,237	$60,492

Supplemental Cash Flow Information-
Cash paid for interest, net of capitalized interest	$6,248	$6,760
Cash paid for income taxes	$1	$92
Non-cash items:
Construction in process accruals	$338	$11,764
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
     We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service spa, game arcade, gift shop, miniature golf, interactive game attraction and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of resorts. As of March 31, 2009, we operate eleven Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
		Opened/	Number of	Number of	Entertainment
	Ownership Percentage	Opening	Guest Suites	Condo Units (1)	Area (2)
					(Approx. ft2)

Wisconsin Dells, WI (3)	30.26%	1997	308	77	102,000
Sandusky, OH (3)	30.26%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.74% interest in the joint venture, and we own a 30.26% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations. In April 2009, we signed an agreement to sell our 30.26% joint venture interest to CNL. The sale is contingent upon, among other things, receiving a consent from the lender in the joint venture’s two properties.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from Chehalis.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The 2008 year ended consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Certain 2008 amounts have been reclassified to conform to the 2009 presentation. A reclassification of accounts payable — unconsolidated affiliates which was initially disclosed in accrued expenses — unconsolidated affiliates occurred in the condensed consolidated balance sheet as well as a reclassification of bad debt expense that was initially disclosed in accounts receivable and other assets in the condensed consolidated statements of cash flow.
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
     Segments— We have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management revenues derived from management, license and other related fees from unconsolidated managed resorts.
The following summarizes significant financial information regarding our segments:

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Three months ended March 31, 2009
Revenues	$55,212	$7,095	$—	$62,307

Depreciation and amortization	(12,390)	—	(196)	(12,586)
Operating income (loss)	1,115	1,813	(5,378)	(2,450)
Investment income	—	—	—	(384)
Interest income	—	—	—	(188)
Interest expense	—	—	—	6,267

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(8,145)

Additions to long-lived assets	29,555	—	123	$29,678

Total assets	762,902	1,443	101,246	$865,591

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Three months ended March 31, 2008
Revenues	$58,864	$5,344	$—	$64,208

Depreciation and amortization	(10,844)	—	(175)	(11,019)
Operating income (loss)	7,266	1,860	(5,064)	4,062
Investment income	—	—	—	(451)
Interest income	—	—	—	(490)

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Interest expense	—	—	—	6,907

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(1,904)

Additions to long-lived assets	19,550	—	310	$19,860

Total assets	676,285	9,055	160,186	$845,526

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investments in and advances to affiliates, and intangibles.
     Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. Effective January 1, 2009, SFAS 157 requires disclosure for non-financial assets and liabilities that are not measured or disclosed on a recurring basis. Our long-lived assets held for use are subject to nonrecurring measurement when certain triggering events occur. At March 31, 2009, no fair value measurements were required.
     In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” SFAS 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We believe the adoption of this Staff Position will not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of the net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures for derivative and hedging activities.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The impact of the adoption of SFAS 161 did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non- governmental entities in conformity with GAAP. This statement was effective on November 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements.
     In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” an amendment of FASB Statement No. 107, requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. We believe the adoption of this Staff Position will not have a material impact on our consolidated financial statements.
3. INVESTMENT IN AFFILIATES
CNL Joint Venture
     Summary financial data for this joint venture is as follows:

	March 31,	December 31,
	2009	2008

Balance sheet data:
Total assets	$103,610	$104,712
Total liabilities	$70,138	$69,612

	For the three months ended
	March 31,
	2009	2008
Operating data:
Revenue	$7,609	$9,362
Operating expenses	$(10,238)	$(10,878)
Net loss	$(2,629)	$(1,516)
     We have a receivable from the joint venture of $1,738 and $1,465 that relates primarily to license fees as of March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, we have reserved $1,428 and $1,201, respectively, against this receivable. We have a payable to the joint venture of $1,390 and $1,225 as of March 31, 2009 and December 31, 2008, respectively.
Grand Mount Joint Venture

     Summary financial data for this joint venture is as follows:

	March 31,	December 31,
	2009	2008

Balance sheet data:
Total assets	$150,893	$152,215
Total liabilities	$117,478	$118,636

	For the three months ended
	March 31,
	2009	2008
Operating data:
Revenue	$9,977	$1,908
Operating expenses	$(8,584)	$(4,672)
Net loss	$(164)	$(3,619)
     We have a receivable from the joint venture of $886 and $661 that relates primarily to accrued preferred equity returns as of March 31, 2009 and December 31, 2008, respectively. We have a payable to the joint venture of $67 and $581 as of March 31, 2009 and December 31, 2008, respectively.
4. SHARE-BASED COMPENSATION
          We account for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” We recognized negative share-based compensation expense of $34, and $26, net of estimated forfeitures, for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized related to share-based compensation was $13 and $11 for the three months ended March 31, 2009 and 2008, respectively,
          We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of March 31, 2009, total unrecognized compensation cost related to share-based compensation awards was $1,978, which we expect to recognize over a weighted average period of approximately 2.9 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 stock options, stock appreciation rights or shares of our common stock to employees and directors. At March 31, 2009, there were 1,381,210 shares available for future grants under the Plan.
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
          We recorded stock option expense of $7 and $62 for the three months ended March 31, 2009 and 2008, respectively. There were no stock options granted during the three months ended March 31, 2009 or 2008.
A summary of stock option activity during the three months ended March 31, 2009, is:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contractual Life

Number of shares under option:
Outstanding at beginning of period	475,000	$17.59

Granted	—
Exercised	—
Forfeited	(7,500)	$17.00

Outstanding at end of period	467,500	$17.60	5.84 years
Exercisable at end of period	462,500	$17.65	5.75 years
There was no intrinsic value of our outstanding or exercisable stock options at March 31, 2009 or 2008.
Market Condition Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them.
          We granted 541,863 and 84,748 market condition share awards during the three months ended March 31, 2009 and 2008, respectively. We recorded share-based compensation expense of $122 and $108 for the three months ended March 31, 2009 and 2008, respectively, related to these grants.
Of the 2009 market condition shares granted:
•	541,863 were based on our common stock’s performance in 2009 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2009-2011. The per share fair value of these market condition shares was $1.26.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.62%
Expected stock price volatility	96.51%
Expected stock price volatility (small-cap stock index)	37.89%
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
Of the 2008 market condition shares awards granted:
•	84,748 were based on our common stock’s performance in 2008 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2008-2010. The per share fair value of these market condition shares was $1.63.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	2.05%
Expected stock price volatility	34.98%
Expected stock price volatility (small-cap stock index)	20.08%
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

The market condition for these shares was not met and therefore no shares related to this grant were issued.
Of the 2007 market condition shares awards granted:
•	81,293 were based on our common stock’s absolute performance during the three-year period 2007-2009. For shares that are earned, half of the shares vest on December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $6.65.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%
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

•	81,293 were based on our common stock’s performance in 2007-2010 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares vest on December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $8.24.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%
Expected stock price volatility (small-cap stock index)	16.64%
We used an expected dividend yield of 0% as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the four-

year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date. Due to the resignation of two senior officers in 2008, 58,628 shares were forfeited.
Performance Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 180,622 and 37,386 performance shares during the three months ended March 31, 2009 and 2008, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance goals during the calendar year. The per share fair value of performance shares granted during the three months ended March 31, 2009 and 2008, was $1.54 and $7.09, respectively, which represents the fair value of our common stock on the grant dates. We recorded share-based compensation expense of $46 and $45 for the three months ended March 31, 2009 and 2008, respectively, related to these grants.
          Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 18,084 performance shares in February 2009 related to 2008 grants and 20,843 performance shares in February 2008 related to 2007 grants. Since all shares originally granted were not earned, we recorded a reduction in expense of $2 and $10 during the three months ended March 31, 2009 and 2008, respectively, related to the shares not earned.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering (IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of Emerging Issues Task Force, (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF Issue No. 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded negative share-based compensation expense of $349 and $444, for the three months ended March 31, 2009 and 2008, respectively, related to these grants.
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
A summary of non-vested shares activity for the three months ended March 31, 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares balance at beginning of period	300,249	$9.29
Granted	18,084	$7.09
Forfeited	(9,000)	$9.67
Vested	(6,800)	$11.62

Non-vested shares balance at end of period	302,533	$9.10
          There intrinsic value of our non-vested shares at March 31, 2009 was $2.
          We recorded share-based expense of $210 and $266 for the three months ended March 31, 2009 and 2008, respectively, related to these shares.
Vested Shares
     We have an annual short-term incentive plan for certain employees that provides them the potential to earn cash bonus payments. For 2007 and 2008, certain of these employees had the option to elect to have some or all of their annual bonus compensation related to performance in those years paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would have otherwise received. Shares issued in lieu of cash bonus payments are fully vested upon issuance.
•	We issued 17,532 shares in February 2009 related to 2008 bonus amounts. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant.

•	We issued 265,908 shares in February 2008 related to 2007 bonus amounts. These shares were valued at $2,055 based on the closing market value of our common stock on the date of grant.
     In 2008 and 2009, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election can receive shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $56 for the three months ended March 31, 2008, related to these elections to receive shares in lieu of cash. We issued 6,520 shares in the three months ended March 31, 2008. We had no similar issuances of stock for director compensation in the three months ended March 31, 2009.
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,	December 31,
	2009	2008
Land and improvements	$60,718	$51,684
Building and improvements	430,754	353,537
Furniture, fixtures and equipment	374,852	315,577
Construction in process	751	117,063

	867,075	837,861
Less accumulated depreciation	(132,723)	(121,688)

Property and equipment, net	$734,352	$716,173

Depreciation expense was $11,770 and $10,593 for the three months ended March 31, 2009 and 2008, respectively.
6. LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$69,844	$70,211
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	96,279	96,571
Williamsburg mortgage loan	64,250	64,625
Grapevine mortgage loan	78,709	78,709
Concord construction loan	56,405	27,594
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,502	8,493
City of Sheboygan loan	3,449	3,503

	534,783	507,051
Less current portion of long-term debt	(81,810)	(81,464)

Total long-term debt	$452,973	$425,587

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2009.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2009). The loan initially matured in November 30, 2008. On January 23, 2009, the maturity date was extended to November 30, 2009. We incurred loan fees related to the extension of this loan. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. In addition, we have provided the Mason mortgage loan lenders with a $15,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction. We were in compliance with all covenants under this loan at March 31, 2009.
     Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2009.
     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of March 31, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no applicable prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at March 31, 2009.
     In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap in the amount of $522 that will cap the loan at 8% interest through the loan’s maturity date. This interest rate cap was designated as an ineffective cash flow hedge and we are amortizing the cost of the hedge to expense over the life of the interest rate cap.
     Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 3.10% as of March 31, 2009). The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold. In April 2009, we notified the lender of our election to exercise the first extension option which will extend the loan’s maturity date to July 2010. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2009.
     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at March 31, 2009. In January 2009, the total commitments under this loan increased from $63,940 to $79,900. We incurred loan fees in connection with the increase of our loan commitments.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2010	$81,810
2011	7,963
2012	143,510
2013	55,363
2014	3,746
Thereafter	242,391

Total	$534,783

7. COMPREHENSIVE INCOME
     SFAS 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. For the three months ended March 31, 2008, we recorded comprehensive loss, net of tax of approximately $407, related to unrealized loss on our interest rate swap. We had no similar amount for the three months ended March 31, 2009.
8. EARNINGS PER SHARE

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
     Options to purchase 467,500 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2009, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 767,825 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2009, because the market and/or performance criteria related to these shares had not been met at March 31, 2009.
     Basic and diluted earnings per common share are as follows:

	Three months ended
	March 31,
	2009	2008
Net loss	$(5,645)	$(2,327)
Weighted average common shares outstanding — basic	30,982,656	30,665,162
Weighted average common shares outstanding — diluted	30,982,656	30,665,162
Net loss per share — basic	$(0.18)	$(0.08)
Net loss per share — diluted	$(0.18)	$(0.08)
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
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants and snack bars, ice cream shop and confectionery, full-service spa, kids spa, game arcade, gift shops, MagiQuest® (an interactive game attraction), mini golf, gr8_space and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of resorts. As of March 31, 2009, we operate eleven Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

				Number
			Number	of	Indoor
	Ownership		of Guest	Condo	Entertainment
	Percentage	Opened/Opening	Suites	Units (1)	Area (2)
					(Approx. ft2)

Wisconsin Dells, WI (3)	30.26%	1997	308	77	102,000
Sandusky, OH (3)	30.26%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000

Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (7)	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.74% interest in the joint venture, and we own a 30.26% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture under long-term agreements through October 2020, subject to earlier termination in certain situations. In April 2009, we signed an agreement to sell our 30.26% joint venture interest to CNL. The sale is contingent upon, among other things, receiving a consent from the lender in the joint venture’s two properties.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

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
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A recent Hotel & Leisure Advisors, LLC (H&LA) survey indicates that there are 132 open indoor waterpark indoor waterpark resort properties in the United States and Canada. Of the total, 46 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 46 properties, 11 are Great Wolf Resorts properties. The same survey indicated 13 openings of indoor waterpark resort projected for 2009. The 2009 openings include only two indoor waterpark destination resorts, one of which is our property in Concord, North Carolina.
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
     Outlook. We believe that no other operator or developer other than us has established a portfolio of family entertainment resorts that feature indoor waterparks. We intend to continue to expand our portfolio of resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally. The resorts we plan to develop in the future require significant industry knowledge and substantial capital resources. Similar family entertainment resorts compete directly with several of our resorts.
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
     Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past two years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued in the first quarter of 2009 as consumers experienced several negative economic impacts, including:
•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	an increased national unemployment rate;

•	a continuing decline in the national average of home prices; and

•	high volatility in the stock market that led to substantial declines in leading market averages and aggregate household savings.
     These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our overall results. Also:
•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past three years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest origin of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	Our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an impact on the operating performance of our Wisconsin Dells resort.

•	We have experienced much lower-than-expected occupancy and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

•	Our Mason resort opened its first phase in December 2006 and has experienced lower-than-expected occupancy and lower-than-expected average daily room rates. We believe this is due, in part, to the opening of competitive properties in the region.
          Our external growth strategies are based primarily on developing additional indoor waterpark resorts (in conjunction with joint venture partners) or by licensing our intellectual property and proprietary systems to others. Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of construction financing.
          Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability to us and other investors of construction financing may be lessened in the future and that terms of construction financing may be less favorable than we have seen historically. We believe other investors and us may be able to continue to obtain construction financing sufficient to execute development strategies; however, the more difficult credit market environment in likely to continue at least through 2009, and possibly beyond.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the three months ended March 31, 2009. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2009, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
          For a description of our critical accounting policies and estimates, please refer to “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in any of our accounting policies since December 31, 2008.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. Effective January 1, 2009, SFAS 157 requires disclosure for non-financial assets and liabilities that are not measured or disclosed on a recurring basis. Our long-lived assets held for use are subject to nonrecurring measurement when certain triggering events occur. At March 31, 2009, no fair value measurements were required.
     In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” SFAS 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We believe the adoption of this Staff Position will not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of the net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The impact of the adoption of SFAS 161 did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non- governmental entities in conformity with GAAP. This statement was effective on November 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements.
     In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” an amendment of FASB Statement No. 107, requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. We believe the adoption of this Staff Position will not have a material impact on our consolidated financial statements.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended
	March 31,
	2009	2008
Net loss	$(5,645)	$(2,327)
Adjustments:
Interest expense, net of interest income	6,079	6,417
Income tax benefit	(3,557)	(1,704)
Depreciation and amortization	12,586	11,019

EBITDA	$9,463	$13,405

Results of Operations
General
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord operating resorts; and

•	our equity interests in three resorts in which we have ownership interests but which we do not consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties (except for the Niagara Falls resort). Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
     Three months ended March 31, 2009, compared with the three months ended March 31, 2008
The following table shows key operating statistics for our resorts for the three months ended March 31, 2009 and 2008:

	All Properties (a)
	Three months	Three months
	ended	ended	Increase (Decrease)
	March 31, 2009	March 31, 2008	$	%

Occupancy	59.2%	63.9%	N/A	(7.4)%
ADR	$252.13	$269.18	$(17.05)	(6.3)%
RevPAR	$149.22	$171.99	$(22.77)	(13.2)%
Total RevPOR	$388.84	$412.40	$(23.56)	(5.7)%
Total RevPAR	$230.12	$263.51	$(33.39)	(12.7)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

	Same Store Comparison (b)
	Three months	Three months
	ended	ended	Increase (Decrease)
	March 31, 2009	March 31, 2008	$	%

Occupancy	60.0%	64.1%	N/A	(6.4)%
ADR	$244.82	$265.34	$(20.52)	(7.7)%
RevPAR	$146.95	$170.00	$(23.05)	(13.6)%
Total RevPOR	$373.96	$402.27	$(28.31)	(7.0)%
Total RevPAR	$224.47	$257.72	$(33.25)	(12.9)%

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).

     The decreases in occupancy and RevPAR were due in part to the shift of the Easter holiday from the first quarter in 2008 to the second quarter in 2009, resulting in a shifting of the majority of holiday and school spring break-related travel from the first quarter in 2008 to the second quarter in 2009, as well as the effect of the overall economic downturn on consumer discretionary spending
     Presented below are selected amounts from the statements of operations for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
			Increase/
	2009	2008	(Decrease)

Revenues	$62,307	$64,208	$(1,901)
Operating expenses:
Departmental operating expenses	19,712	20,417	(705)
Selling, general and administrative	14,644	13,398	1,246
Property operating costs	12,342	11,829	513
Depreciation and amortization	12,586	11,019	1,567
Net operating (loss) income	(2,450)	4,062	(6,512)
Interest expense, net of interest income	6,079	6,417	(338)
Income tax benefit	(3,148)	(805)	(2,343)
Equity in losses of unconsolidated affiliates, net of tax	648	1,228	(580)
Net loss	(5,645)	(2,327)	(3,318)
     Revenues. Total revenues decreased primarily due to the shift of the Easter holiday from the first quarter in 2008 to the second quarter in 2009, resulting in a shifting of the majority of holiday and school spring break-related travel from the first quarter in 2008 to the second quarter in 2009, as well as the effect of the overall economic downturn on consumer discretionary spending. The revenue decrease was somewhat offset by an increase in revenues from our Grapevine resort, due to the completion of their expansion in early 2009, as well as increased management and other fees and other revenues from managed properties related to our joint venture with Chehalis at our resort in Grand Mound, Washington, which opened in late March 2008.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Concord resort in March 2009, as well as our expansion at our Grapevine resort, which was completed in January 2009.
•	Departmental expenses decreased by $705 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due primarily to the shift in the Easter holiday.

•	Total selling, general and administrative expenses increased by $1,246 in three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due primarily to less labor and overhead expenses being allocated to development properties.

•	Opening-related costs (included in total property operating costs) related to our resorts were $4,245 for the three months ended March 31, 2009, as compared to $3,580 for the three months ended March 31, 2008, due primarily to the opening of our Concord resort in the first quarter of March 2009.

•	Total depreciation and amortization increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the expansion of our Grapevine resort.

     Net operating income (loss). During the three months ended March 31, 2009, we had net operating loss of $2,450 as compared to a net operating income of $4,062 for the three months ended March 31, 2008.
     Net loss. Net loss increased due to the decrease in operating income from $4,062 for the three months ended March 31, 2008 to $(2,450) for the three months ended March 31, 2009.
     This increase was partially offset by:
•	A decrease in net interest expense of $338 mainly due to lower interest rates on our variable rate loans;

•	An increase of $2,343 in income tax benefit recorded in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008; and

•	A decrease in equity in losses of unconsolidated affiliates, net of tax, due to our resort in Grand Mound, which opened in March 2008. During the three months ended March 31, 2008, the loss was mainly due to opening-related costs. There were no similar opening-related costs in the three months ended March 31, 2009.
Segments
     We have two reportable segments in 2009 and 2008:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financials statements.

	Three months ended
		March 31,
			Increase/
	2009	2008	(Decrease)
Resort Ownership/Operation
Revenues	$55,212	58,864	$(3,652)
EBITDA, excluding certain items	9,488	13,834	(4,346)

Resort Third-Party Mgmt
Revenues	7,095	5,344	1,751
EBITDA, excluding certain items	1,813	1,860	(47)

Other
Revenues	—	—	—
EBITDA, excluding certain items	(1,165)	(613)	(552)
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources

     We had total indebtedness of $534,783 and $507,051 as of March 31, 2009, and March 31, 2008, respectively, summarized as follows:

	March 31,	December 31,
	2009	2008
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$69,844	$70,211
Mason mortgage loan	76,800	76,800
Pocono Mountains mortgage loan	96,279	96,571
Williamsburg mortgage loan	64,250	64,625
Grapevine mortgage loan	78,709	78,709
Concord construction loan	56,405	27,594
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,502	8,493
City of Sheboygan loan	3,449	3,503

	534,783	507,051
Less current portion of long-term debt	(81,810)	(81,464)

Total long-term debt	$452,973	$425,587

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2009.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2009). The loan initially matured in November 30, 2008. On January 23, 2009, the maturity date was extended to November 30, 2009. We incurred loan fees related to the extension of this loan. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. In addition, we have provided the Mason mortgage loan lenders with a $15,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction. We were in compliance with all covenants under this loan at March 31, 2009.
     Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2009.
     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of March 31, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no applicable prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at March 31, 2009.
     In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap in the amount of $522 that will cap the loan at 8% interest through the loan’s maturity date. This interest rate cap was designated as an ineffective cash flow hedge and we are amortizing the cost of the hedge to expense over the life of the interest rate cap.
     Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 3.10% as of March 31, 2009). The loan matures in July 2009 and also has two one-year extensions available at our option, provided that the property meets an operating performance threshold. In April 2009, we notified the lender of our election to exercise the first extension option which will extend the loan’s maturity date to July 2010. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at March 31, 2009.
     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matures in July 2009 and fixes the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at March 31, 2009. In January 2009, the total commitments under this loan increased from $63,940 to $79,900. We incurred loan fees in connection with the increase of our loan commitments.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2010	$81,810
2011	7,963
2012	143,510
2013	55,363
2014	3,746
Thereafter	242,391

Total	$534,783

Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	debt maturities within the next year;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
     Historically, we have satisfied our short-term liquidity requirements through a combination of operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months, assuming that we are successful in negotiating an extension for our Mason mortgage loan that matures in November 2009, as discussed below.
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
          We expect to meet these needs through a combination of existing working capital; cash provided by operations; proceeds from investing activities, including sales of partial or whole ownership interests in certain of our resorts; and proceeds from financing activities, including mortgage financing on properties being developed, additional or replacement borrowings under future credit facilities, contributions from joint venture partners, and the issuance of equity instruments, including common stock, or additional or replacement debt, as market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our Mason mortgage loan in the amount of $76,800 matures on November 30, 2009. We have provided the Mason mortgage loan lenders with a $15,000 corporate guaranty and cross-collateralization on the our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 million principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of the our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction.
     We expect to satisfy the $15,000 mandatory principal reduction through one of these liquidity-providing events, cash generated by operations, or a combination of these items. We do not currently or project to have sufficient liquidity to repay this loan in full at its maturity date. Also, given current capital markets conditions, we do not believe we will be able to pursue refinancing the Mason loan with a new lender until 2010 at the earliest. We have entered into discussions with the lender to obtain a modification allowing us to extend the loan’s maturity date. In the event we are unable to obtain such a modification, however, the nonpayment of the remaining principal balance on November 30, 2009 would constitute an event of default under the terms of the mortgage loan. In an event of default, interest on the loan would accrue at an annual rate of 500 basis points higher than the normal interest rate on the loan; in addition, the lender would have the right to foreclose on the property.
          Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $29,981 for the three months ended March 31, 2009. We expect to have approximately $25,500 of such expenditures for the rest of 2009. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from new joint venture partners, proceeds from investing activities and proceeds from financing activities.
     We currently project that the combination of our cash on hand plus cash provided by operations in 2009 will be sufficient to meet the short-term liquidity requirements, as described above, provided that we are successful in extending the maturity date of our Mason loan. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2009 in order either to begin development of any new resorts or to make capital contributions to new joint ventures that would develop a resort that we would license and manage. Also, due to the current state of the capital markets, which is marked by the general unavailability of debt financing for future development, we expect to have no significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund our required equity contribution to a project. We believe this may result in our not making any significant expenditures in 2009 for development of new resorts or capital contributions to new joint ventures that develop future resorts.
Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at March 31, 2009. We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30.26% ownership interest. At March 31, 2009, the joint venture had aggregate outstanding indebtedness to third parties of $63,000. This loan is a mortgage loan that is non-recourse to us.

•	Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At March 31, 2009, the joint venture had aggregate outstanding indebtedness to third parties of $102,000. As of March 31, 2009, we have made combined loan and equity contributions, net of loan repayments, of $31,562 to the joint venture to fund a portion of construction costs of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.
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
     Based on the nature of the activities conducted in these joint ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the long term. We do not currently believe that any additional future funding of these joint ventures will have a material adverse effect on our financial condition, as we currently do not expect to make any significant future capital contributions to these joint ventures.
Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2009:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$606,130	$92,637	$172,623	$79,440	$261,430
Operating lease obligations	1,089	508	424	110	47
Construction contracts	2,466	2,466	—	—	—
Reserve on unrecognized tax benefits	1,268	—	—	1,268	—

Total	$610,953	$95,611	$173,047	$80,818	$261,477

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,502 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,449 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $18,237 of available cash and cash equivalents and working capital deficit of $111,514 (current assets less current liabilities) at March 31, 2009, compared to the $14,231 of available cash and cash equivalents and a working capital deficit of $117,323 at March 31, 2008. The primary reasons for the working capital deficit are:
•	The use of cash for capital expenditures and investments in and advances to affiliates and of our properties that were under development,

•	Less proceeds from issuances of long-term debt, and

•	The classification of our Mason mortgage loan maturing in November 2009 as a current liability.
Cash Flows
     Three months ended March 31, 2009, compared with the three months ended March 31, 2008

			Increase/
	2009	2008	(Decrease)
Net cash provided by operating activities	$8,122	$5,194	$2,928
Net cash used in investing activities	(23,865)	(29,255)	5,390
Net cash provided by financing activities	19,749	65,956	(46,207)
     Operating Activities. The increase in net cash provided by operating activities resulted primarily from an increase in accounts payable, accrued expenses and other liabilities during the three months ended March 31, 2009 as compared to March 31, 2008.
     Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, resulted primarily from a decrease in contributions to our investments in affiliates offset by an increase in loan repayments from one of our affiliates. This net increase in cash was partially offset by an increase in capital expenditures related to our properties that are in service and in development.
     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from receiving less loan proceeds during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair values relevant to financial instruments are dependent, in part, upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our earnings are also affected by the changes in interest rates due to the impact those changes have on our interest income from cash and our interest expense from variable-rate debt instruments. We may use derivative financial instruments to manage or hedge interest rate risks related to our borrowings. We do not intend to use derivatives for trading or speculative purposes.
     As of March 31, 2009, we had total indebtedness of approximately $534,783. This debt consisted of:
•	$69,844 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$76,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at March 31, 2009.

•	$96,279 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$64,250 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points, with a minimum rate of 6.25% per annum. The effective rate was 6.25% at March 31, 2009.

•	$78,709 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The effective rate was 3.10% at March 31, 2009.

•	$56,405 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 345 basis points during the construction period and LIBOR plus a spread of 310 basis points once the resort is open, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at March 31, 2009.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,502 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,449 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.
     As of March 31, 2009, we estimate the total fair value of the indebtedness described above to be $157,070 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $787 annually, based on our debt balances outstanding and current interest rates in effect as of March 31, 2009. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $787 annually, based on our debt balances outstanding as of March 31, 2009.
     During the three months ended March 31, 2009, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of March 31, 2008, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2009. We have concluded that our disclosure controls and procedures were effective as of March 31, 2009.
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
ITEM 1A. RISK FACTORS
A regional, national or global outbreak of influenza or other disease, such as the recent international outbreak of influenza A(H1N1), could adversely affect our business and results of operations.
          An outbreak of influenza or other communicable disease can impact places of public accommodation, such as our resorts. On April 29, 2009 the World Health Organization (WHO) raised its pandemic alert level, related to influenza A(H1N1), to Level 5, meaning that there has been sustained human-to-human transmission in at least two countries in one region but pandemic status had not yet been reached. In the primary markets of at least three of our resorts, localized public-health measures have been implemented as a result of outbreaks of influenza A(H1N1), including travel bans, the closings of schools and businesses, and cancellations of events. These measures, especially if they become more geographically widespread or sustained over significant time periods, or if public perception of the safety or desirability of visiting our resorts is adversely impacted by these measures or by media coverage of the outbreak, could materially reduce demand for our rooms and meeting spaces and, correspondingly, reduce our revenue, negatively affecting our business and results of operations.
               In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the three months ended March 31, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
We were not in default of our obligations upon any senior securities during the three months ended March 31, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matters to vote by security holders during the three months ended March 31, 2009.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4	Junior Subordinated Debenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

10.1	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.2	First Amendment to Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and

Exhibit
Number	Description
Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 Filed August 12, 2004)

10.3	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.4	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: May 5, 2009