Form 10-K/A
period 2008-12-31
Great Wolf Resorts, Inc.
filed 2009-08-04
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 122 West Washington Avenue Madison, Wisconsin 53703 (Address of principal executive offices)	51-0510250 (I.R.S. Employer Identification No.) 53703 (Zip Code)
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A was filed with the Commission on April 15, 2009.

EXPLANATORY NOTE
The Registrant is filing this Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2008 in order to file the consolidated financial statements of one of its 50% or less owned equity investees, as required by Rule 3-09 of Regulation S-X. These consolidated financial statements are attached as Exhibit 99.1 to this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Exhibit 99.1 is hereby incorporated by reference to this Item 8.

PART III
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

Dated: August 4, 2009

INDEX TO EXHIBITS
     The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.5+	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.6	Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.7	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.8+	Form of Indemnity Agreement (incorporated herin by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.9+	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.10+	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.11+	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

Exhibit
Number	Description
10.12	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.13	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.14	Venture formation and Contribution Agreement dated October 3, 2005, among Great Wolf Resorts, Inc., Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC, and CNL Income Partners, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed October 7, 2005).

10.15	Loan Agreement dated March 1, 2007, among CNL Income GW WI-Del, LP and CNL Income GW Sandusky, LP, as borrowers, and NSPL, Inc., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 2, 2007).

10.16	Loan Agreement dated July 28, 2007, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2007).

10.17	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).

10.18	Loan Agreement dated February 6, 2008, between Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 8, 2008).

10.19	Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as administrative agent, and the several banks and other financial institutions from time to time party thereto, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).

10.20**	The Hovde Building Lease, dated September 1, 1997, as amended by amendments dated July 2, 2002, February 12, 2004, April 23, 2004, August 11, 2004, and January 22, 2009.

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton LLP

23.2**	Consent of Deloitte & Touche LLP

23.3*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1*	Consolidated Financial Statements of CNL Income GW Partnership, LLLP and Subsidiaries

*	Filed herewith.

**	Previously filed

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.