Form 10-Q
period 2009-06-30
Great Wolf Resorts, Inc.
filed 2009-08-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 31,307,542 as of August 5, 2009.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,035	$14,231
Accounts receivable, net of allowance for doubtful accounts of $98 and $114	2,847	2,167
Accounts receivable — unconsolidated affiliates, net of allowance for doubtful accounts of $1,638 and $1,201	2,353	925
Inventory	5,636	4,265
Other current assets	8,634	3,055

Total current assets	42,505	24,643
Property and equipment, net	722,939	716,173
Investments in and advances to unconsolidated affiliates	34,207	43,855
Other assets	39,586	31,561
Other intangible assets	23,829	23,829

Total assets	$863,066	$840,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$81,964	$81,464
Accounts payable	6,810	23,217
Accounts payable — unconsolidated affiliates	9	622
Accrued expenses	22,682	22,565
Accrued expenses — unconsolidated affiliates	1,475	1,184
Advance deposits	11,867	7,498
Gift certificates payable	4,180	5,416

Total current liabilities	128,987	141,966
Mortgage debt	379,728	333,259
Other long-term debt	92,320	92,328
Deferred compensation liability	678	568

Total liabilities	601,713	568,121

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 31,298,676 and 30,982,646 shares issued and outstanding	313	310
Additional paid-in-capital	400,402	399,641
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(139,162)	(127,811)
Deferred compensation	(200)	(200)

Total stockholders’ equity	261,353	271,940

Total liabilities and stockholders’ equity	$863,066	$840,061

See accompanying notes to condensed consolidated financial statements.

(GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rooms	$40,310	$35,941	$76,655	$74,807
Food and beverage	11,305	10,235	21,207	20,663
Other hotel operations	10,160	9,110	19,125	18,680
Management and other fees	402	663	991	1,429
Management and other fees — affiliates	1,210	1,501	2,434	2,596

	63,387	57,450	120,412	118,175
Other revenue from managed properties — affiliates	5,238	5,568	10,520	9,051

Total revenues	68,625	63,018	130,932	127,226

Operating expenses by department:
Rooms	5,948	5,273	10,977	10,420
Food and beverage	8,865	8,142	16,280	16,135
Other	8,424	7,464	15,692	14,741
Other operating expenses:
Selling, general and administrative	16,987	16,694	31,631	30,092
Property operating costs	9,114	8,085	21,456	19,914
Depreciation and amortization	14,630	11,741	27,216	22,760
Loss on disposition of property	—	—	191	—

	63,968	57,399	123,443	114,062
Other expenses from managed properties — affiliates	5,238	5,568	10,520	9,051

Total operating expenses	69,206	62,967	133,963	123,113

Net operating (loss) income	(581)	51	(3,031)	4,113
Investment income — affiliates	(336)	(553)	(720)	(1,004)
Interest income	(148)	(409)	(336)	(899)
Interest expense	8,777	6,884	15,044	13,791

Loss before income taxes and equity in losses of unconsolidated affiliates	(8,874)	(5,871)	(17,019)	(7,775)
Income tax benefit	(3,635)	(2,232)	(6,783)	(3,037)
Equity in losses of unconsolidated affiliates, net of tax	467	451	1,115	1,679

Net loss	$(5,706)	$(4,090)	$(11,351)	$(6,417)

Other comprehensive loss, net of tax:
Unrealized (gain) loss on interest rate swaps	—	(356)	—	51

Comprehensive loss	$(5,706)	$(3,734)	$(11,351)	$(6,468)

Net loss per share-basic	$(0.18)	$(0.13)	$(0.36)	$(0.21)

Net loss per share-diluted	$(0.18)	$(0.13)	$(0.36)	$(0.21)

Weighted average common shares outstanding:
Basic	31,263,487	30,875,615	31,123,072	30,770,388

Diluted	31,263,487	30,875,615	31,123,072	30,770,388

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six months ended
	June 30,
	2009	2008
Operating activities:

Net loss	$(11,351)	$(6,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,216	22,760
Bad debt expense	457	41
Non-cash employee compensation and professional fees expense	469	90
Loss on disposition of property	191	—
Equity in losses of unconsolidated affiliates	1,854	2,756
Deferred tax benefit	(7,582)	(4,115)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(5,025)	(6,476)
Accounts payable, accrued expenses and other liabilities	2,106	6,292

Net cash provided by operating activities	8,335	14,931

Investing activities:
Capital expenditures for property and equipment	(45,846)	(55,272)
Loan repayment from unconsolidated affiliates	8,098	—
Investments in unconsolidated affiliates	(303)	(9,823)
Investment in development	1,086	(1,811)
Proceeds from sale of assets	66	—
Decrease in restricted cash	163	37
Increase in escrows	(1,379)	(1,857)

Net cash used in investing activities	(38,115)	(68,726)

Financing activities:
Principal payments on long-term debt	(3,112)	(758)
Proceeds from issuance of long-term debt	50,073	72,957
Payment of loan costs	(8,377)	(2,314)

Net cash provided by financing activities	38,584	69,885

Net increase in cash and cash equivalents	8,804	16,090

Cash and cash equivalents, beginning of period	14,231	18,597

Cash and cash equivalents, end of period	$23,035	$34,687

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$14,599	$13,602
Cash paid for income taxes	$36	$155
Non-cash items:
Construction in process accruals	$319	$17,884
See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except share and per share amounts)
1. ORGANIZATION
     The terms “Great Wolf Resorts®,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.
Business Summary
     We are a family entertainment resort company. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature 300 to 600 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor ResortTM brand names.
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
     The following table presents an overview of our portfolio of resorts. As of June 30, 2009, we operate and/or license eleven Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

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

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.74% interest in the joint venture, and we own a 30.26% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture’s properties under long-term agreements through October 2020, subject to earlier termination in certain situations. In April 2009, we signed an agreement to sell our 30.26% joint venture interest to CNL. The sale is contingent upon, among other things, receiving consent from the lender in the joint venture’s two properties. We expect to close the sale during the third quarter of 2009.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the property under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of Interior, which is trustee for Chehalis.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Further, in connection with preparation of the condensed consolidated interim financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (SFAS) 165 “Subsequent Events,” we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 5, 2009.
     Certain 2008 amounts have been reclassified to conform to the 2009 presentation. A reclassification of accounts payable — unconsolidated affiliates which was initially included in accrued expenses — unconsolidated affiliates occurred in the condensed consolidated balance sheet as well as a reclassification of bad debt expense that was initially included in accounts receivable and other assets in the condensed consolidated statements of cash flow.
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
     Fair Value of Financial Instruments — Effective for the interim reporting period ended June 30, 2009, we adopted FSP 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. The carrying amounts related to cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value due to the relatively short maturities of such instruments. As of June 30, 2009, we estimate the total fair value of our long-term debt to be $162,447 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
     Comprehensive Income — We record unrealized gain and loss on interest rate swaps in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the effective portion of the swap’s gain or loss to be initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
     Segments— We have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management revenues derived from management, license and other related fees from unconsolidated managed resorts.
The following summarizes significant financial information regarding our segments:

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Three months ended June 30, 2009
Revenues	$61,775	$6,850	$—	$68,625

Depreciation and amortization	(14,474)	—	(156)	(14,630)
Operating income (loss)	(777)	1,612	(1,416)	(581)
Investment income — affiliates	—	—	—	(336)
Interest income				(148)
Interest expense	—	—	—	8,777

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(8,874)

Additions to long-lived assets	16,064	—	104	$16,168

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Six months ended June 30, 2009
Revenues	$116,987	$13,945	$—	$130,932

Depreciation and amortization	(26,845)	—	(371)	(27,216)
Operating income (loss)	(3,659)	3,425	(2,797)	(3,031)

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Investment income — affiliates				(720)
Interest income	—	—	—	(336)
Interest expense	—	—	—	15,044

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(17,019)

Additions to long-lived assets	45,619	—	227	$45,846

Total assets	754,162	2,459	106,445	$863,066

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Three months ended June 30, 2008
Revenues	$55,286	$7,732	$—	$63,018

Depreciation and amortization	(11,531)	—	(210)	(11,741)
Operating income (loss)	1,571	2,164	(3,684)	51
Investment income — affiliates	—	—	—	(553)
Interest income	—	—	—	(409)
Interest expense	—	—	—	6,884

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(5,871)

Additions to long-lived assets	35,184	—	228	$35,412

	Resort	Resort		Totals per
	Ownership/	Third-Party		Financial
	Operation	Management	Other	Statements
Six months ended June 30, 2008
Revenues	$114,150	$13,076	$—	$127,226

Depreciation and amortization	(22,376)	—	(384)	(22,760)
Operating income (loss)	4,561	4,024	(4,472)	4,113
Investment income — affiliates	—	—	—	(1,004)
Interest income	—	—	—	(899)
Interest expense	—	—	—	13,791

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(7,775)

Additions to long-lived assets	54,734	—	538	$55,272

Total assets	709,853	5,326	140,800	$855,979

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investments in and advances to affiliates, and intangible assets.
     Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. Effective January 1, 2009, SFAS 157 requires disclosure for non-financial assets and liabilities that are not measured or disclosed on a recurring basis. Our long-lived assets held for use are subject to nonrecurring measurement when certain triggering events occur. At June 30, 2009, no fair value measurements were required.

     In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material impact on our consolidated financial statements.
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
     In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
     In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments, an amendment of FASB Statement No. 107” (FSP 107-1). FSP 107-1 requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.

     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We believe the adoption of SFAS 167 will not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS 168 will become the source of authoritative United States Generally Accepted Accounting Principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for interim quarterly periods beginning July 1, 2009. We do not expect the adoption of SFAS 168 to have an impact on our consolidated financial statements.
3. INVESTMENT IN AFFILIATES
CNL Joint Venture
     Summary financial data for this joint venture is as follows:

	June 30,	December 31,
	2009	2008
Balance sheet data:
Total assets	$101,940	$104,712
Total liabilities	$70,919	$69,612

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating data:
Revenue	$7,041	$7,006	$14,650	$16,368
Operating expenses	$(9,592)	$(10,307)	$(19,830)	$(21,185)
Net loss	$(2,551)	$(3,301)	$(5,180)	$(4,817)
     We have a receivable from the joint venture of $2,211 and $1,465 that relates primarily to license fees as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, we have reserved $1,638 and $1,201, respectively, against this receivable. We have a payable to the joint venture of $1,484 and $1,225 as of June 30, 2009 and December 31, 2008, respectively.
     In April 2009, we signed an agreement to sell our 30.26% joint venture interest to CNL. The sale is contingent upon, among other things, receiving consent from the lender in the joint venture’s two properties. We expect to close the sale during the third quarter of 2009.

Grand Mound Joint Venture
     Summary financial data for this joint venture is as follows:

	June 30,	December 31,
	2009	2008
Balance sheet data:
Total assets	$150,043	$152,215
Total liabilities	$116,651	$118,636

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating data:
Revenue	$10,156	$11,383	$20,133	$13,291
Operating expenses	$(8,718)	$(9,610)	$(17,302)	$(14,282)
Net loss	$(22)	$(15)	$(186)	$(3,634)
     We have a receivable from the joint venture of $1,779 and $661 that relates primarily to accrued preferred equity returns as of June 30, 2009 and December 31, 2008, respectively. We have a payable to the joint venture of $581 as of December 31, 2008; there is no similar payable as of June 30, 2009.
4. SHARE-BASED COMPENSATION
          We account for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment.” We recognized share-based compensation expense of $435, and $469, net of estimated forfeitures, for the three and six months ended June 30, 2009, respectively. The total income tax benefit recognized related to share-based compensation was $174 and $187 for the three and six months ended June 30, 2009, respectively.
          We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of June 30, 2009, total unrecognized compensation cost related to share-based compensation awards was $2,464, which we expect to recognize over a weighted average period of approximately 3.2 years.
          The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 stock options, stock appreciation rights or shares of our common stock to employees and directors. At June 30, 2009, there were 1,104,519 shares available for future grants under the Plan.
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
          We recorded stock option expense of $7 and $14 for the three and six months ended June 30, 2009, respectively. There were no stock options granted during the three and six months ended June 30, 2009 or 2008. We recorded stock option expense of $34 and $96 for the three and six months ended June 30, 2008, respectively.

A summary of stock option activity during the six months ended June 30, 2009, is:

		Weighted
		Average
		Exercise	Weighted Average Remaining
	Shares	Price	Contractual Life

Number of shares under option:
Outstanding at beginning of period	475,000	$17.59

Granted	—
Exercised	—
Forfeited	(9,000)	$17.00

Outstanding at end of period	466,000	$17.60	5.59 years
Exercisable at end of period	461,000	$17.65	5.50 years
There was no intrinsic value of our outstanding or exercisable stock options at June 30, 2009 or 2008.
Market Condition Share Awards
          Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them.
          We granted 541,863 and 84,748 market condition share awards during the six months ended June 30, 2009 and 2008, respectively. We recorded share-based compensation expense of $82 and $204 for the three and six months ended June 30, 2009, respectively, related to these grants. We recorded negative share-based compensation expense of $140 and $32 for the three and six months ended June 30, 2008, respectively. Included in the 2008 amounts were reversals of expense related to the resignation of a senior officer in May 2008, as the service condition of these shares was not met.
Of the 2009 market condition shares granted:
•	541,863 were based on our common stock’s performance in 2009 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2009-2011. The per share fair value of these market condition shares was $1.26 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.62%
Expected stock price volatility	96.51%
Expected stock price volatility (small-cap stock index)	37.89%
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
Of the 2008 market condition shares awards granted:

•	84,748 were based on our common stock’s performance in 2008 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2008-2010. The per share fair value of these market condition shares was $1.63 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	2.05%
Expected stock price volatility	34.98%
Expected stock price volatility (small-cap stock index)	20.08%
We used an expected dividend yield of 0% as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date. Due to resignation of a senior officer in May 2008, 55,046 shares were forfeited.

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
Performance Share Awards
Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 180,622 and 37,386 performance shares during the six months ended June 30, 2009 and 2008, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance goals during the calendar year. The per share fair value of performance shares granted during the six months ended June 30, 2009 and 2008, was $1.54 and $7.09, respectively, which represents the fair value of our common stock on the grant dates. We recorded share-based compensation expense of $46 and $92 for the three and six months ended June 30, 2009, respectively. We recorded share-based compensation expense of ($41) and $4 for the three and six months ended June 30, 2008, respectively, related to these grants. Included in the 2008 amounts were reversals of expense related to the resignation of a senior officer in May 2008, as the service condition of these shares was not met.
          Based on our achievement of certain individual and departmental performance goals, employees earned and were issued 18,084 performance shares in February 2009 related to 2008 grants and 20,843 performance shares in February 2008 related to 2007 grants. Since all shares originally granted were not earned, we recorded a reduction in expense of $2 and $10 during the six months ended June 30, 2009 and 2008, respectively, related to the shares not earned.
Deferred Compensation Awards
          Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering (IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. In accordance with the provisions of EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” we recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, as prescribed by EITF 97-14, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded negative share-based compensation expense of $3 and $352, for the three and six months ended June 30, 2009, respectively, related to these grants. We recorded negative share-based compensation of $260 and $704, for the three and six months ended June 30, 2008, respectively.
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

A summary of non-vested shares activity for the six months ended June 30, 2009 is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares balance at beginning of period	300,249	$9.29
Granted	331,179	$2.88
Forfeited	(27,367)	$7.25
Vested	(78,523)	$9.62

Non-vested shares balance at end of period	525,538	$5.31
          Our non-vested shares had no intrinsic value at June 30, 2009.
          We recorded share-based expense of $249 and $459 for the three and six months ended June 30, 2009, respectively, related to these shares. We recorded share-based expense of $179 and $444 for the three and six months ended June 30, 2008, respectively.
Vested Shares
     We have an annual short-term incentive plan for certain employees, which provides them the potential to earn cash bonus payments. For 2007 and 2008, certain of these employees had the option to elect to have some or all of their annual bonus compensation related to performance in those years paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would have otherwise received. Shares issued in lieu of cash bonus payments are fully vested upon issuance.
•	We issued 17,532 shares in February 2009 related to 2008 bonus amounts. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant.

•	We issued 265,908 shares in February 2008 related to 2007 bonus amounts. These shares were valued at $2,055 based on the closing market value of our common stock on the date of grant.
     In 2008 and 2009, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election can receive shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $54 for the three and six months ended June 30, 2009, related to these elections to receive shares in lieu of cash. We issued 22,286 shares in the three and six months ended June 30, 2009. We recorded non-cash professional fees expense of $235 and $292 for the three and six months ended June 30, 2008, respectively, related to these elections to receive shares in lieu of cash. We issued 45,704 and 52,224 shares in the three and six months ended June 30, 2008, respectively.
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008
Land and improvements	$60,718	$51,684
Building and improvements	445,626	353,537
Furniture, fixtures and equipment	361,641	315,577
Construction in process	480	117,063

	June 30,	December 31,
	2009	2008
	868,465	837,861
Less accumulated depreciation	(145,526)	(121,688)

Property and equipment, net	$722,939	$716,173

Depreciation expense was $12,975 and $11,216 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense was $24,480 and $21,809 for the six months ended June 20, 2009 and 2008, respectively.
6. LONG-TERM DEBT
     Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$69,498	$70,211
Mason mortgage loan	75,800	76,800
Pocono Mountains mortgage loan	96,015	96,571
Williamsburg mortgage loan	63,875	64,625
Grapevine mortgage loan	78,709	78,709
Concord construction loan	77,571	27,594
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,510	8,493
City of Sheboygan loan	3,396	3,503
Other	93	—

	554,012	507,051
Less current portion of long-term debt	(81,964)	(81,464)

Total long-term debt	$472,048	$425,587

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2009.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2009). The loan initially matured in November 30, 2008. On January 23, 2009, the maturity date was extended to November 30, 2009. We incurred loan fees related to the extension of this loan. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. In addition, we have provided the Mason mortgage loan lenders with a $15,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction. We were in compliance with all covenants under this loan at June 30, 2009.
     Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2009.

     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of June 30, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no applicable prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at June 30, 2009.
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
     Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 2.92% as of June 30, 2009). In April 2009, we notified the lender of our election to exercise an extension option which extended the loan’s maturity date to July 2010 for a fee of $197. The loan also has an additional one-year extension available at our option, provided that the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at June 30, 2009.
     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matured in July 2009 and fixed the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at June 30, 2009. In January 2009, the total commitments under this loan increased from $63,940 to $79,900. We incurred loan fees in connection with the increase of our loan commitments.
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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF 91-10, we have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2010	$81,964
2011	8,894
2012	214,363
2013	3,538
2014	3,818
Thereafter	241,435

Total	$554,012

7. COMPREHENSIVE INCOME
     SFAS 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income. For the three and six months ended June 30, 2008, we recorded comprehensive (loss)/income, net of tax of approximately $(356) and $51, related to unrealized (gain)/ loss on our interest rate swap. We had no similar amount for the three and six months ended June 30, 2009.
8. EARNINGS PER SHARE
     We calculate our basic earnings per common share by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assume the issuance of common stock for all potentially dilutive stock equivalents outstanding using the treasury stock method. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding as the effect of those potentially dilutive items is anti-dilutive.
     The trust that holds the assets to pay obligations under our deferred compensation plan has 11,765 shares of our common stock. In accordance with the provisions of EITF 97-14, we treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations.
     Options to purchase 466,000 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2009, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 767,825 shares of common stock that were not included in the computation of diluted earnings per share for the six months ended June 30, 2009, because the market and/or performance criteria related to these shares had not been met at June 30, 2009.
     Basic and diluted earnings per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(5,706)	$(4,090)	$(11,351)	$(6,417)
Weighted average common shares outstanding — basic	31,263,487	30,875,615	31,123,072	30,770,388
Weighted average common shares outstanding — diluted	31,263,487	30,875,615	31,123,072	30,770,388
Net loss per share — basic	$(0.18)	$(0.13)	$(0.36)	$(0.21)
Net loss per share — diluted	$(0.18)	$(0.13)	$(0.36)	$(0.21)
9. SUBSEQUENT EVENTS
On July 31, 2009, we executed amendments to our Mason and Grapevine mortgage loans that provide for the following:
•	The maturity date of each loan is extended to July 1, 2011.

•	Required principal paydowns on the Mason loan are set at $1,000 each quarter in 2009, and $2,000 each quarter in 2010 and 2011.

•	Required principal paydowns on the Grapevine loan are set at $800 each quarter in 2009, 2010 and 2011.

•	We have provided the Mason mortgage loan lenders with a $30,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $30,000 principal reduction of the Mason loan (in addition to the quarterly required principal payments, as described above) over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of an equity interest in any of our majority-owned resorts or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $30,000 mandatory principal reduction.
•	Payment quarterly of a variable fee of 0.25% of the principal balance outstanding on the Mason mortgage.

•	The interest rate on the Grapevine loan is adjusted to a floating rate of LIBOR plus a spread of 400 basis points, with a minimum rate of 7.00% per annum.

•	The interest rate on the Mason loan is maintained at a floating rate of LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature 300 to 600 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge and Blue Harbor Resort brand names. Our resorts are open year-round and provide a consistent and comfortable environment where our guests can enjoy our various amenities and activities.
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms, which includes admission to our indoor waterpark, and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants and snack bars, ice cream shop and confectionery, full-service spa, kids spa, game arcade, gift shops, MagiQuest (an interactive game attraction), mini golf, gr8_space and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of resorts. As of June 30, 2009, we operate and/or license eleven Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership	Opened/	Number of	Number of	Entertainment
	Percentage	Opening	Guest Suites	Condo Units (1)	Area (2)
					(Approx. ft2)
Wisconsin Dells, WI (3)	30.26%	1997	308	77	102,000
Sandusky, OH (3)	30.26%	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (7)	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by a joint venture. CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties, owns a 69.74% interest in the joint venture, and we own a 30.26% interest. We operate the properties and license the Great Wolf Lodge brand to the joint venture’s properties under long-term agreements through October 2020, subject to earlier termination in certain situations. In April 2009, we signed an agreement to sell our 30.26% joint venture interest to CNL. The sale is contingent upon receiving, among other things, consent from the lender in the joint venture’s two properties. We expect to close the sale during the third quarter of 2009.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the property under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
     Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved since 1987. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.

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
     In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These include: development and licensing of properties; increases in costs of constructing, operating and maintaining our resorts; competition from other entertainment companies, both within and outside our industry segment; and external economic risks, including family vacation patterns and trends. We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.
     Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past two years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through the second quarter of 2009 as consumers experienced several negative economic impacts, including:

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
     These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our overall results. Also:
•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past few years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest origin of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	Our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an impact on the operating performance of our Wisconsin Dells resort.

•	We have experienced much lower-than-expected occupancy and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

•	Our Mason resort opened its first phase in December 2006 and has experienced lower-than-expected occupancy and lower-than-expected average daily room rates. We believe this is due, in part, to the opening of competitive properties in the region.
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
          Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability to us and other investors of construction financing may be lessened in the future and that terms of construction financing may be less favorable than we have seen historically. We believe that we and other investors may be able to continue to obtain construction financing sufficient to execute development strategies; however, the more difficult credit market environment is likely to continue at least through 2009, and possibly beyond.

     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the six months ended June 30, 2009. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2009, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position. Effective January 1, 2009, SFAS 157 requires disclosure for non-financial assets and liabilities that are not measured or disclosed on a recurring basis. Our long-lived assets held for use are subject to nonrecurring measurement when certain triggering events occur. At June 30, 2009, no fair value measurements were required.

     In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material impact on our consolidated financial statements.
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
     In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
     In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments, an amendment of FASB Statement No. 107” (FSP 107-1). FSP 107-1 requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. In connection with preparation of the condensed consolidated interim financial statements we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 4, 2009.
     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We believe the adoption of SFAS 167 will not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS 168 will become the source of authoritative United States Generally Accepted Accounting Principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for interim quarterly periods beginning July 1, 2009. We do not expect the adoption of SFAS 168 to have an impact on our consolidated financial statements.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(5,706)	$(4,090)	$(11,351)	$(6,417)
Adjustments:
Interest expense, net of interest income	8,629	6,475	14,708	12,892
Income tax benefit	(3,966)	(2,410)	(7,523)	(4,115)
Depreciation and amortization	14,630	11,741	27,216	22,760

EBITDA	$13,587	$11,716	$23,050	$25,120

Results of Operations
     General
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord operating resorts; and

•	our equity interests in three resorts in which we have ownership interests but which we do not consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-Pocket Expenses” (EITF 01-14), establishes standards for accounting for reimbursable expenses in our statements of operations. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties, which are recorded as an expense in accordance with EITF 01-14.
Three months ended June 30, 2009, compared with the three months ended June 30, 2008
The following table shows key operating statistics for our resorts for the three months ended June 30, 2009 and 2008:

	All Properties (a)
	Three months	Three months
	ended	ended	Decrease
	June 30, 2009	June 30, 2008	$	%
Occupancy	61.5%	67.2%	N/A	(8.5)%
ADR	$231.29	$235.31	$(4.02)	(1.7)%
RevPAR	$142.36	$158.09	$(15.73)	(10.0)%
Total RevPOR	$360.23	$366.41	$(6.18)	(1.7)%
Total RevPAR	$221.72	$246.17	$(24.45)	(9.9)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

	Same Store Comparison (b)
	Three months	Three months
	ended	ended		Decrease
	June 30, 2009	June 30, 2008		$	%
Occupancy	61.7%	66.2%		N/A	(6.8)%
ADR	$226.99	$230.	89	$(3.90)	(1.7)%
RevPAR	$139.95	$152.	93	$(12.98)	(8.5)%
Total RevPOR	$353.08	$358.	89	$(5.81)	(1.6)%
Total RevPAR	$217.69	$237.	71	$(20.02)	(8.4)%

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls, Mason and Grand Mound resorts).
     We believe that consistent with other hospitality and entertainment companies’ experience in 2009, the decreases in occupancy and RevPAR were due in part to the effect of the overall economic downturn on consumer discretionary spending.
     Presented below are selected amounts from the statements of operations for the three months ended June 30, 2009 and 2008:

	Three months ended
	June 30,
			Increase/
	2009	2008	(Decrease)
Revenues	$68,625	$63,018	$5,607
Operating expenses:
Departmental operating expenses	23,237	20,879	2,358
Selling, general and administrative	16,987	16,694	293
Property operating costs	9,114	8,085	1,029
Depreciation and amortization	14,630	11,741	2,889
Net operating (loss) income	(581)	51	(632)
Interest expense, net of interest income	8,629	6,475	2,154
Income tax benefit	(3,635)	(2,232)	(1,403)
Net loss	(5,706)	(4,090)	(1,616)
     Revenues. Total revenues increased due to the following:
•	A shift of the Easter holiday from the first quarter in 2008 to the second quarter in 2009, resulting in a shifting of much of the holiday and school spring break-related travel from the first quarter in 2008 to the second quarter in 2009;

•	An increase in revenue from our Grapevine resort, due to the completion of its expansion in early 2009;

•	An increase in revenue from our Concord resort, which opened in March 2009.
     This increase was partially offset by decreases in revenues at some of our resorts due to the overall downturn on consumer discretionary spending.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Concord resort in March 2009, as well as our expansion at our Grapevine resort, which was completed in January 2009.
•	Departmental expenses increased by $2,358 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, due primarily to the opening of our Concord resort.

•	Total selling, general and administrative expenses increased by $293 in three months ended June 30, 2009, as compared to the three months ended June 30, 2008, due primarily to the opening of our Concord resort. This increase was partially offset by a decrease in corporate selling, general and administrative expense due primarily to a decrease in labor costs. Separation costs for former officers of $1,258 were recorded in the three months ended June 30, 2008; there were no similar costs in the three months ended June 30, 2009.

•	Opening-related costs (included in total property operating costs) related to our resorts were $1,339 for the three months ended June 30, 2009, as compared to $368 for the three months ended June 30, 2008, due primarily to the opening of our Concord resort in March 2009.

•	Total depreciation and amortization increased for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to the expansion of our Grapevine resort as well as the opening of our Concord resort.
     Net operating income (loss). During the three months ended June 30, 2009, we had net operating loss of $581 as compared to a net operating income of $51 for the three months ended June 30, 2008.
     Net loss. Net loss increased due to:
•	An increase in net operating loss of $632 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, and

•	An increase in net interest expense of $2,154, mainly due to interest expense on our Concord loan.
          These amounts were partially offset by an increase of $1,403 in income tax benefit recorded in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.
Six months ended June 30, 2009, compared with the six months ended June 30, 2008
The following table shows key operating statistics for our resorts for the six months ended June 30, 2009 and 2008:

	All Properties (a)
	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2009	June 30, 2008	$	%
Occupancy	60.4%	65.6%	N/A	(7.9)%
ADR	$240.92	$251.03	$(10.11)	(4.0)%
RevPAR	$145.55	$164.72	$(19.17)	(11.6)%
Total RevPOR	$373.58	$387.76	$(14.18)	(3.7)%
Total RevPAR	$225.70	$254.44	$(28.74)	(11.3)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

	Same Store Comparison (b)
	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2009	June 30, 2008	$	%
Occupancy	60.3%	64.4%	N/A	(6.4)%
ADR	$234.39	$247.03	$(12.64)	(5.1)%
RevPAR	$141.32	$159.00	$(17.68)	(11.1)%
Total RevPOR	$359.52	$376.78	$(17.26)	(4.6)%
Total RevPAR	$216.77	$242.52	$(25.75)	(10.6)%

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).
     We believe that consistent with other hospitality and entertainment companies’ experience in 2009, the decreases in occupancy and RevPAR were due in part to the effect of the overall economic downturn on consumer discretionary spending.
     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2009 and 2008:

	Six months ended
	June 30,
	2009	2008	Increase/ (Decrease)
Revenues	$130,932	$127,226	$3,706
Operating expenses:
Departmental operating expenses	42,949	41,296	1,653
Selling, general and administrative	31,631	30,092	1,539
Property operating costs	21,456	19,914	1,542
Depreciation and amortization	27,216	22,760	4,456
Net operating (loss) income	(3,031)	4,113	(7,144)
Interest expense, net of interest income	14,708	12,892	1,816
Income tax benefit	(6,783)	(3,037)	(3,746)
Equity in losses of unconsolidated affiliates, net of tax	1,115	1,679	(564)
Net loss	(11,351)	(6,417)	(4,934)
     Revenues. Total revenues increased due to an increase in revenues from our Grapevine resort, due to the completion of their expansion in early 2009, and an increase in revenue from our Concord resort, which opened in March 2009.
     This increase was partially offset by decreases in revenues at some of our resorts due to the overall downturn on consumer discretionary spending.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Concord resort in March 2009, as well as our expansion at our Grapevine resort, which was completed in January 2009.
•	Departmental expenses increased by $1,653 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due primarily to the opening of our Concord resort.

•	Total selling, general and administrative expenses increased by $1,539 in six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due primarily to the opening of our Concord resort and the expansion of our Grapevine resort. This increase was partially offset by a decrease in corporate selling, general and administrative expense related to labor costs. Separation costs for former officers of $1,258 were recorded in the six months ended June 30, 2008; there were no similar costs in the six months ended June 30, 2009.

•	Opening-related costs (included in total property operating costs) related to our resorts were $5,583 for the six months ended June 30, 2009, as compared to $3,948 for the six months ended June 30, 2008, due primarily to the expansion of our Grapevine resort in early 2009 and the opening of our Concord resort in March 2009.

•	Total depreciation and amortization increased for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to the expansion of our Grapevine resort, as well as the opening of our Concord resort.
     Net operating income (loss). During the six months ended June 30, 2009, we had net operating loss of $(3,031) as compared to a net operating income of $4,113 for the six months ended June 30, 2008.
     Net loss. Net loss increased due to:
•	The decrease in operating income from $4,113 for the six months ended June 30, 2008 to an operating loss of $(3,031) for the six months ended June 30, 2009; and

•	An increase in net interest expense of $1,816 mainly due to interest expense on our Concord loan;
     These amounts were partially offset by:
•	An increase of $3,746 in income tax benefit recorded in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008; and

•	A decrease in equity in losses of unconsolidated affiliates, net of tax, due to our resort in Grand Mound, which opened in March 2008. During the six months ended June 30, 2008, the loss included opening-related costs. There were no similar opening-related costs in the six months ended June 30, 2009.
Segments
     We have two reportable segments in 2009 and 2008:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financials statements.

	Three months ended			Six months ended
	June 30,			June 30,
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Resort Ownership/Operation
Revenues	$61,775	$55,286	$6,489	$116,987	$114,150	$2,837
EBITDA, excluding certain items	13,697	13,102	595	23,185	26,936	(3,751)

Resort Third-Party Mgmt
Revenues	6,850	7,732	(882)	13,945	13,076	869
EBITDA, excluding certain items	1,612	2,164	(552)	3,425	4,024	(599)

Other
Revenues	—	—	—	—	—	—
EBITDA, excluding certain items	(1,260)	(3,474)	2,214	(2,426)	(4,087)	1,661

The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $554,012 and $507,051 as of June 30, 2009, and December 31, 2008, respectively, summarized as follows:

	June 30,	December 31,
	2009	2008
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$69,498	$70,211
Mason mortgage loan	75,800	76,800
Pocono Mountains mortgage loan	96,015	96,571
Williamsburg mortgage loan	63,875	64,625
Grapevine mortgage loan	78,709	78,709
Concord construction loan	77,571	27,594
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,510	8,493
City of Sheboygan loan	3,396	3,503
Other	93	—

	554,012	507,051
Less current portion of long-term debt	(81,964)	(81,464)

Total long-term debt	$472,048	$425,587

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2009.
     Mason Mortgage Loan — This loan is secured by our Mason resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2009). The loan initially matured in November 30, 2008. On January 23, 2009, the maturity date was extended to November 30, 2009. We incurred loan fees related to the extension of this loan. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. In addition, we have provided the Mason mortgage loan lenders with a $15,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $15,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $15,000 mandatory principal reduction. We were in compliance with all covenants under this loan at June 30, 2009.
     Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2009.
     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25%

as of June 30, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no applicable prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at June 30, 2009.
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
     Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points (effective rate of 2.92% as of June 30, 2009). In April 2009, we notified the lender of our election to exercise an extension option which extended the loan’s maturity date to July 2010 for a fee of $197. The loan also has an additional one-year extension available at our option, provided that the property meets an operating performance threshold. The loan is interest-only during its initial three-year term and then is subject to a 25-year amortization schedule in the extension periods. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. The loan has no restrictions or fees associated with the repayment of the loan principal. We were in compliance with all covenants under this loan at June 30, 2009.
     In December 2007, we entered into an interest rate cap that hedged our entire Grapevine loan in accordance with our original loan document. This interest rate cap matured in July 2009 and fixed the maximum annual interest rate on this loan at 10%.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at June 30, 2009. In January 2009, the total commitments under this loan increased from $63,940 to $79,900. We incurred loan fees in connection with the increase of our loan commitments.
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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of EITF 91-10, we have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2010	$81,964
2011	8,894
2012	214,363
2013	3,538
2014	3,818
Thereafter	241,435

Total	$554,012

     On July 31, 2009, we executed amendments to our Mason and Grapevine mortgage loans that provide for the following:
•	The maturity date of each loan is extended to July 1, 2011.
•	Required principal paydowns on the Mason loan are set at $1,000 each quarter in 2009, and $2,000 each quarter in 2010 and 2011.
•	Required principal paydowns on the Grapevine loan are set at $800 each quarter in 2009, 2010 and 2011.
•	We have provided the Mason mortgage loan lenders with a $30,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $30,000 principal reduction of the Mason loan (in addition to the quarterly required principal payments, as described above) over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of an equity interest in any of our majority-owned resorts or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $30,000 mandatory principal reduction.
•	Payment quarterly of a variable fee of 0.25% of the principal balance outstanding on the Mason mortgage.
•	The interest rate on the Grapevine loan is adjusted to a floating rate of LIBOR plus a spread of 400 basis points, with a minimum rate of 7.00% per annum.
•	The interest rate on the Mason loan is maintained at a floating rate of LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum.
Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	debt maturities within the next year;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
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
Long-Term Liquidity Requirements
     Our long-term liquidity requirements generally consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:
•	scheduled debt maturities;

•	costs associated with the development of new resorts;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	capital contributions and loans to unconsolidated joint ventures.
          We expect to meet these needs through a combination of:
•	Existing working capital,

•	Cash provided by operations,

•	Proceeds from investing activities, including sales of partial or whole ownership interests in certain of our resorts; and

•	Proceeds from financing activities, including mortgage financing on properties being developed, additional or replacement borrowings under future credit facilities, contributions from joint venture partners, and the issuance of equity instruments, including common stock, or additional or replacement debt, as market conditions permit.
     We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our Mason mortgage loan in the amount of $75,800 matures on July 1, 2011. We have provided the Mason mortgage loan lenders with a $30,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $30,000 million principal reduction of the Mason loan over the remaining term of the loan. Should we experience certain liquidity-producing events, including the sale of majority-owned equity interest in any of the our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds toward the $30,000 mandatory principal reduction. We expect to satisfy the $30,000 mandatory principal reduction through one of these liquidity-providing events, cash generated by operations, or a combination of these items.

     Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $46,149 for the three months ended June 30, 2009. We expect to have approximately $3,000 of such expenditures for the rest of 2009. As discussed above, we expect to meet these requirements through a combination of cash provided by operations, cash on hand, contributions from new joint venture partners, proceeds from investing activities and proceeds from financing activities.
     We currently project that the combination of our cash on hand plus cash provided by operations in 2009 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2009 in order either to begin development of any new resorts or to make capital contributions to new joint ventures that would develop resorts that we would license and manage. Also, due to the current state of the capital markets, which is marked by the general unavailability of debt financing for large commercial construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund our required equity contribution to a project. We believe this may result in our not making any significant expenditures in 2009 for development of new resorts or capital contributions to new joint ventures that develop future resorts.
Off Balance Sheet Arrangements
     We have two unconsolidated joint venture arrangements at June 30, 2009. We account for our unconsolidated joint ventures using the equity method of accounting.
•	Our joint venture with CNL Income Properties, Inc. (CNL) owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio. We are a limited partner in the CNL joint venture with a 30.26% ownership interest. At June 30, 2009, the joint venture had aggregate outstanding indebtedness to third parties of $62,835. This loan is a mortgage loan that is non-recourse to us.

•	Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At June 30, 2009, the joint venture had aggregate outstanding indebtedness to third parties of $102,000. As of June 30, 2009, we have made combined loan and equity contributions, net of loan repayments, of $30,827 to the joint venture to fund a portion of construction costs of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.
     We expect that capital will be required to fund the activities of the resorts owned by these joint ventures and we may in the future fund either or both of the joint ventures’ share of the costs not funded by the majority owner of the joint venture, the joint ventures’ operations or outside financing. In particular, the resorts owned by the CNL joint venture have been adversely affected by a regional economic downturn and greater-than-expected competitive pressures. In February 2009, we made a $303 capital contribution to the CNL joint venture. We are working with our partner to develop strategies to improve the performance of the properties and minimize any potential future capital funding by the joint venture’s partners. In April 2009, we signed an agreement to sell our 30.26% joint venture interest to CNL. The sale is contingent upon, among other things, receiving consent from the lender in the joint venture’s two properties. We expect to close the sale during the third quarter of 2009.
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

Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2009:

	Payment Terms
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$622,623	$92,753	$244,316	$27,580	$257,974
Operating lease obligations	950	467	364	75	44
Construction contracts	68	68	—	—	—
Reserve on unrecognized tax benefits	1,268	—	—	1,268	—

Total	$624,909	$93,288	$244,680	$28,923	$258,018

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,510 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,396 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $23,035 of available cash and cash equivalents and working capital deficit of $86,482 (current assets less current liabilities) at June 30, 2009, compared to the $14,231 of available cash and cash equivalents and a working capital deficit of $117,323 at December 31, 2008. The primary reasons for the working capital deficit are:
•	The use of cash for capital expenditures and investments in and advances to affiliates and of our properties that were under development,

•	Less proceeds from issuances of long-term debt, and

•	The classification of our Mason mortgage loan maturing in November 2009 as a current liability.
Cash Flows
Six months ended June 30, 2009, compared with the six months ended June 30, 2008

			Increase/
	2009	2008	(Decrease)
Net cash provided by operating activities	$8,335	$14,931	$(6,596)
Net cash used in investing activities	(38,115)	(68,726)	30,611
Net cash provided by financing activities	38,584	69,885	(31,301)
     Operating Activities. The decrease in net cash provided by operating activities resulted primarily from a decrease in operating income and accounts payable, accrued expenses and other liabilities and an increase in deferred tax benefit during the six months ended June 30, 2009 as compared to June 30, 2008.
     Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, resulted primarily from a decrease in contributions to our investments in affiliates offset by an increase in loan repayments received from one of our affiliates. This net decrease is also due to a decrease in capital expenditures related to our properties that are in service and in development.

     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from receiving fewer loan proceeds during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
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
     As of June 30, 2009, we had total indebtedness of approximately $554,012. This debt consisted of:
•	$69,498 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$75,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at June 30, 2009.

•	$96,015 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$63,875 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points, with a minimum rate of 6.25% per annum. The effective rate was 6.25% at June 30, 2009.

•	$78,709 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 260 basis points. The effective rate was 2.92% at June 30, 2009.

•	$77,571 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at June 30, 2009.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,510 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,396 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

•	$93 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.
     As of June 30, 2009, we estimate the total fair value of the indebtedness described above to be $162,447 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $787 annually, based on our debt balances outstanding and current interest rates in effect as of June 30, 2009. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $787 annually, based on our debt balances outstanding as of June 30, 2009.
     During the six months ended June 30, 2009, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of June 30, 2009, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
          We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2009. We have concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes In Internal Control Over Financial Reporting
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
               An outbreak of influenza or other communicable disease can impact places of public accommodation, such as our resorts. On June 11, 2009 the World Health Organization (WHO) raised its pandemic alert level, related to influenza A(H1N1), to Level 6, meaning that the disease has reached pandemic levels. In the primary markets of at least three of our resorts, localized public-health measures have been implemented as a result of outbreaks of influenza A(H1N1), including travel bans, the closings of schools and businesses, and cancellations of events. These measures, especially if they become more geographically widespread or sustained over significant time periods, or if public perception of the safety or desirability of visiting our resorts is adversely impacted by these measures or by media coverage of the outbreak, could materially reduce demand for our rooms and meeting spaces and, correspondingly, reduce our revenue, negatively affecting our business and results of operations.
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
We did not make any unregistered sales of equity securities during the six months ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
We were not in default of our obligations upon any senior securities during the six months ended June 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders on May 26, 2009, the following individuals were elected to serve as members of our Board of Directors for a one-year term that will expire at our annual meeting in 2010 or when their successors are duly qualified, each individual receiving the indicated number of votes for his or her election, and the indicated number of votes withheld:

	FOR	WITHHELD
Joseph V. Vittoria	25,146,012	2,891,008
Elan J. Blutinger	25,224,545	2,812,475
Randy L. Churchey	25,198,046	2,838,974
Edward H. Rensi	27,150,358	886,662
Kimberly K. Schaefer	25,357,117	2,679,903
Howard A. Silver	25,224,015	2,813,005
Also at the annual meeting of stockholders on May 26, 2009, the stockholders approved the selection of Grant Thornton LLP as our auditors for 2009, with 27,231,277 votes for and 531,116 abstaining.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 18, 2006)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4	Junior Subordinated Indenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

Exhibit
Number	Description
4.5	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.6*	Purchase Agreement, dated April 29, 2009, by and among Great Bear Lodge of Wisconsin Dells, LLC, a Delaware limited liability company, Great Lakes Services, LLC, a Delaware limited liability company and CNL Income Partners, LP, a Delaware limited partnership

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 5, 2009