Form 10-Q
period 2009-09-30
Great Wolf Resorts, Inc.
filed 2009-11-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock was 31,297,046 as of November 5, 2009.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,994	$14,231
Accounts receivable, net of allowance for doubtful accounts of $109 and $114	2,709	2,167
Accounts receivable — unconsolidated affiliates, net of allowance for doubtful accounts of $0 and $1,201	1,923	925
Inventory	5,301	4,265
Other current assets	12,056	3,055

Total current assets	49,983	24,643
Property and equipment, net	687,983	716,173
Investments in and advances to unconsolidated affiliates	29,327	43,855
Other assets	28,148	31,561
Other intangible assets	23,829	23,829

Total assets	$819,270	$840,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$14,638	$81,464
Accounts payable	5,157	23,217
Accounts payable — unconsolidated affiliates	3	622
Accrued expenses	23,041	22,565
Accrued expenses — unconsolidated affiliates	—	1,184
Advance deposits	7,961	7,498
Gift certificates payable	3,921	5,416

Total current liabilities	54,721	141,966
Mortgage debt	446,042	333,259
Other long-term debt	92,270	92,328
Deferred tax liability	5,891	—
Deferred compensation liability	776	568

Total liabilities	599,700	568,121

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 31,298,546 and 30,982,646 shares issued and outstanding	313	310
Additional paid-in-capital	400,767	399,641
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(181,310)	(127,811)
Deferred compensation	(200)	(200)

Total stockholders’ equity	219,570	271,940

Total liabilities and stockholders’ equity	$819,270	$840,061

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rooms	$46,214	$40,994	$122,869	$115,801
Food and beverage	11,877	10,088	33,084	30,751
Other hotel operations	11,333	9,759	30,458	28,439
Management and other fees	626	863	1,617	2,292
Management and other fees — affiliates	1,202	1,767	3,636	4,363

	71,252	63,471	191,664	181,646
Other revenue from managed properties — affiliates	3,966	5,942	14,486	14,993
Other revenue from managed properties	1,609	—	1,609	—

Total revenues	76,827	69,413	207,759	196,639

Operating expenses by department:
Rooms	6,332	5,407	17,309	15,827
Food and beverage	9,226	8,176	25,506	24,311
Other	8,926	7,832	24,618	22,573
Other operating expenses:
Selling, general and administrative	14,911	11,637	46,542	41,729
Property operating costs	8,201	8,642	29,657	28,556
Depreciation and amortization	15,136	11,995	42,352	34,755
Loss on disposition of property	11	19	202	19
Asset impairment loss	24,000	—	24,000	—

	86,743	53,708	210,186	167,770
Other expenses from managed properties — affiliates	3,966	5,942	14,486	14,993
Other expenses from managed properties	1,609	—	1,609	—

Total operating expenses	92,318	59,650	226,281	182,763

Net operating (loss) income	(15,491)	9,763	(18,522)	13,876
Gain on sale of unconsolidated affiliate	(962)	—	(962)	—
Investment income — affiliates	(310)	(625)	(1,030)	(1,629)
Interest income	(131)	(279)	(467)	(1,178)
Interest expense	9,671	6,808	24,715	20,599

(Loss) income before income taxes and equity in unconsolidated affiliates	(23,759)	3,859	(40,778)	(3,916)
Income tax expense (benefit)	18,267	1,755	11,484	(1,282)
Equity in loss (income) of unconsolidated affiliates, net of tax	122	(67)	1,237	1,612

Net (loss) income	$(42,148)	$2,171	$(53,499)	$(4,246)

Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swaps	—	(271)	—	(220)

Comprehensive (loss) income	$(42,148)	$2,442	$(53,499)	$(4,026)

Net (loss) income per share-basic	$(1.35)	$0.07	$(1.72)	$(0.14)

Net (loss) income per share-diluted	$(1.35)	$0.07	$(1.72)	$(0.14)

Weighted average common shares outstanding:
Basic	31,291,004	30,840,691	31,179,049	30,793,822

Diluted	31,291,004	30,840,691	31,179,049	30,793,822

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine months ended
	September 30,
	2009	2008
Operating activities:

Net loss	$(53,499)	$(4,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,352	34,755
Bad debt expense	642	65
Non-cash employee compensation and professional fees expense	829	(7)
Loss on disposition of property	202	19
Asset impairment loss	24,000	—
Gain on sale of unconsolidated affiliate	(962)	—
Equity in losses of unconsolidated affiliates	965	2,620
Deferred tax expense (benefit)	11,760	(2,290)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(7,711)	(3,855)
Accounts payable, accrued expenses and other liabilities	(4,522)	204

Net cash provided by operating activities	14,056	27,265

Investing activities:
Capital expenditures for property and equipment	(48,206)	(98,811)
Loan repayment from unconsolidated affiliates	8,833	2,500
Investments in unconsolidated affiliates	(303)	(9,823)
Proceeds from sale of interest in unconsolidated affiliate	6,000	—
Investment in development	978	(2,288)
Proceeds from sale of assets	66	—
Decrease in restricted cash	161	58
Increase in escrows	(1,866)	(607)

Net cash used in investing activities	(34,337)	(108,971)

Financing activities:
Principal payments on long-term debt	(5,151)	(56,667)
Proceeds from issuance of long-term debt	51,051	149,663
Payment of loan costs	(11,856)	(4,003)

Net cash provided by financing activities	34,044	88,993

Net increase in cash and cash equivalents	13,763	7,287
Cash and cash equivalents, beginning of period	14,231	18,597

Cash and cash equivalents, end of period	$27,994	$25,884

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$24,254	$20,381
Cash paid for income taxes, net of refunds	$379	$365
Non-cash items:
Construction in process accruals	$15	$10,180
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
Business Summary
     We are a family entertainment resort company. We are the largest licensor, owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities. Our resorts generally feature approximately 300 to 600 family suites that sleep from six to ten people and each includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate under our Great Wolf Lodge® and Blue Harbor Resorttm brand names.
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
     The following table presents an overview of our portfolio of resorts. As of September 30, 2009, we operate and/or license eleven Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)
					(Approx. ft2)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009 we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the property under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of Interior, which is trustee for Chehalis.
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
     The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Further, in connection with preparation of the condensed consolidated interim financial statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 5, 2009.
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
     Investments In and Advances to Unconsolidated Affiliates — We use the equity method to account for our investment in our unconsolidated joint venture, as we do not have a controlling interest. Net income or loss is allocated between the partners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Periodically we may make advances to our affiliates.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     We recorded a valuation allowance of $28,490 during the period ended September 30, 2009, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. In the period ended September 30, 2009, we determined that due to current conditions in the credit markets, real estate markets and our current financial position, the tax planning strategy we previously expected to generate substantial taxable income was no longer feasible. The valuation allowance is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.
     Fair Value of Financial Instruments —We include disclosures in the notes to our financial statements on the fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. The carrying amounts related to cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value due to the relatively short maturities of such instruments.

     Comprehensive Income — We record the effective portion of the interest rate swap’s gain or loss to be initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
     Segments— We have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/license-revenues derived from management, license and other related fees from unconsolidated managed resorts.
The following summarizes significant financial information regarding our segments:

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended September 30, 2009
Revenues	$69,424	$7,403	$—	$76,827

Depreciation and amortization	(14,932)	—	(204)	(15,136)
Asset impairment loss	(24,000)	—	—	(24,000)
Operating (loss) income	(17,757)	1,828	438	(15,491)
Gain on sale of unconsolidated affiliate	—	—	(962)	(962)
Investment income — affiliates	—	—	—	(310)
Interest income	—	—	—	(131)
Interest expense	—	—	—	9,671

Loss before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(23,759)

Additions to long-lived assets	2,215	—	145	$2,360

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Nine months ended September 30, 2009
Revenues	$186,411	$21,348	$—	$207,759

Depreciation and amortization	(41,776)	—	(576)	(42,352)
Asset impairment loss	(24,000)	—	—	(24,000)
Operating (loss) income	(21,416)	5,253	(2,359)	(18,522)
Gain on sale of unconsolidated affiliate	—	—	(962)	(962)
Investment income — affiliates	—	—	—	(1,030)
Interest income	—	—	—	(467)
Interest expense	—	—	—	24,715

Loss before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(40,778)

Additions to long-lived assets	47,834	—	372	$48,206

Total assets	741,895	2,218	75,157	$819,270

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended September 30, 2008
Revenues	$60,841	$8,572	$—	$69,413

Depreciation and amortization	(11,796)	—	(199)	(11,995)
Operating income (loss)	5,416	2,630	1,717	9,763
Investment income — affiliates	—	—	—	(625)
Interest income	—	—	—	(279)
Interest expense	—	—	—	6,808

Income (loss) before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$3,859

Additions to long-lived assets	43,285	—	254	$43,539

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Nine months ended September 30, 2008
Revenues	$174,991	$21,648	$—	$196,639

Depreciation and amortization	(34,171)	—	(584)	(34,755)
Operating income (loss)	9,977	6,655	(2,756)	13,876
Investment income — affiliates	—	—	—	(1,629)
Interest income	—	—	—	(1,178)
Interest expense	—	—	—	20,599

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(3,916)

Additions to long-lived assets	98,019	—	792	$98,811

Total assets	730,802	1,999	133,435	$866,236

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investments in and advances to affiliates, and intangible assets.
Recent Accounting Pronouncements —
     In April 2009, the FASB issued guidance on how to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance, as of September 30, 2009, did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. The adoption of this guidance as of September 30, 2009, did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued guidance which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The adoption of this guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements.
     In June 2009, the FASB issued guidance on codification and the hierarchy of Generally Accepted Accounting Principles. The Codification superseded all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The guidance is effective for interim quarterly periods beginning July 1, 2009. This adoption of this guidance, as of September 30, 2009, did not have an impact on our consolidated financial statements.
In August 2009, the FASB issued guidance on measuring liabilities as fair value which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The guidance is effective for the first reporting period beginning after issuance. The adoption of this guidance, as of September 30, 2009, did not have an impact on our consolidated financial statements.
In October 2009, the FASB issued guidance for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

3. INVESTMENT IN AFFILIATES
  CNL Joint Venture
     On August 6, 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We recognized a $962 gain on this sale.
     Summary financial data for this joint venture is as follows:

	Period	Three		Nine
	July 1 through	months ended	Period January 1	months ended
	August 5,	September 30,	through August 5,	September 30,
Operating data:	2009	2008	2009	2008
Revenue	$5,100	$10,120	$19,750	$26,488
Operating expenses	$(4,383)	$(10,793)	$(24,213)	$(31,978)
Net income (loss)	$717	$(673)	$(4,463)	$(5,490)
     We had a receivable from the joint venture of $1,465 as of December 31, 2008. At December 31, 2008, we reserved $1,201 against this receivable. We had a payable to the joint venture of $1,225 as of December 31, 2008.
  Grand Mound Joint Venture
     Summary financial data for this joint venture is as follows:

	September 30,	December 31,
	2009	2008
Balance sheet data:
Total assets	$148,162	$152,215
Total liabilities	$114,135	$118,636

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating data:
Revenue	$11,170	$12,253	$31,303	$25,544
Operating expenses	$(9,165)	$(9,579)	$(26,467)	$(23,861)
Net income (loss)	$634	$463	$448	$(3,171)
     We have a receivable from the joint venture of $1,923 and $661 that relates primarily to accrued preferred equity returns as of September 30, 2009 and December 31, 2008, respectively. We have a payable to the joint venture of $2 and $581 as of September 30, 2009 and December 31, 2008, respectively.
4. SHARE-BASED COMPENSATION
     We recognized share-based compensation expense of $360, and $828, net of estimated forfeitures, for the three and nine months ended September 30, 2009, respectively. The total income tax expense recognized related to share-based compensation was $102 and $234 for the three and nine months ended September 30, 2009, respectively.
     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of September 30, 2009, total unrecognized compensation cost related to share-based compensation awards was $2,187, which we expect to recognize over a weighted average period of approximately 3.0 years.

     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 stock options, stock appreciation rights or shares of our common stock to employees and directors. At September 30, 2009, there were 1,117,149 shares available for future grants under the Plan.
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
     We recorded stock option expense of $8 and $22 for the three and nine months ended September 30, 2009, respectively. There were no stock options granted during the three and nine months ended September 30, 2009 or 2008. We recorded stock option expense of $8 and $104 for the three and nine months ended September 30, 2008, respectively.
A summary of stock option activity during the nine months ended September 30, 2009, is:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life
Number of shares under option:
Outstanding at beginning of period	475,000	$17.59

Granted	—
Exercised	—
Forfeited	(21,500)	$18.12

Outstanding at end of period	453,500	$17.57	5.34 years
Exercisable at end of period	448,500	$17.62	5.25 years
There was no intrinsic value of our outstanding or exercisable stock options at September 30, 2009 or 2008.
Market Condition Share Awards
     Certain officers are eligible to receive shares of our common stock in payment of market condition share awards granted to them.
     We granted 541,863 and 84,748 market condition share awards during the nine months ended September 30, 2009 and 2008, respectively. We recorded share-based compensation expense of $82 and $285 for the three and nine months ended September 30, 2009, respectively, related to these grants. We recorded negative share-based compensation expense of $(129) and $(161) for the three and nine months ended September 30, 2008, respectively. Included in the 2008 amounts were reversals of expense related to the resignation of two senior officers in 2008, as the service condition of these shares was not met.
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
Performance Share Awards
     Certain officers are eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms thereof. We granted 180,622 and 37,386 performance shares during the nine months ended September 30, 2009 and 2008, respectively. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance goals during the calendar year. The per share fair value of performance shares granted during the nine months ended September 30, 2009 and 2008, was $1.54 and $7.09, respectively, which represents the fair value of our common stock on the grant dates. We recorded share-based compensation expense of $46 and $138 for the three and nine months ended September 30, 2009, respectively. We recorded share-based compensation expense of $23 and $27 for the three and nine months ended September 30, 2008, respectively, related to these grants. Included in the 2008 amounts were reversals of expense related to the resignation of a senior officer in 2008, as the service condition of these shares was not met.
     Based on the achievement of certain individual and departmental performance goals, employees earned and were issued 18,084 performance shares in February 2009 related to 2008 grants and 20,843 performance shares in February 2008 related to 2007 grants. Since all shares originally granted were not earned, we recorded a reduction in expense of $2 and $10 during the nine months ended September 30, 2009 and 2008, respectively, related to the shares not earned.
Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering (IPO). Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. Also, we account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation expense of $18 and $(334), for the three and nine months ended September 30, 2009, respectively, related to these grants. We recorded negative share-based compensation expense of $92 and $796, for the three and nine months ended September 30, 2008, respectively.
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
A summary of non-vested shares activity for the nine months ended September 30, 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares balance at beginning of period	300,249	$9.29
Granted	331,179	$2.88
Forfeited	(36,041)	$6.47
Vested	(80,123)	$9.64

Non-vested shares balance at end of period	515,264	$5.41
     Our non-vested shares had an intrinsic value of $280 at September 30, 2009.
     We recorded share-based expense of $186 and $645 for the three and nine months ended September 30, 2009, respectively, related to these shares. We recorded share-based expense of $19 and $463 for the three and nine months ended September 30, 2008, respectively.
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

     In 2008 and 2009, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election can receive shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $20 and $74 for the three and nine months ended September 30, 2009, related to these elections to receive shares in lieu of cash. We issued 9,061 and 31,347 shares in the three and nine months ended September 30, 2009, respectively. We recorded non-cash professional fees expense of $73 and $365 for the three and nine months ended September 30, 2008, respectively, related to these elections to receive shares in lieu of cash. We issued 20,069 and 72,293 shares in the three and nine months ended September 30, 2008, respectively.
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
Land and improvements	$60,718	$51,684
Building and improvements	427,524	353,537
Furniture, fixtures and equipment	340,323	315,577
Construction in process	626	117,063

	829,191	837,861
Less accumulated depreciation	(141,208)	(121,688)

Property and equipment, net	$687,983	$716,173

     Depreciation expense was $13,001 and $10,941 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $37,481 and $32,750 for the nine months ended September 30, 2009 and 2008, respectively.
     Because of triggering events that occurred in the three months ended September 30, 2009, related to our resort in Sheboygan, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we tested this resort to determine if further assessment for potential impairment was required. Based on this testing, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. Although we believe our estimated fair value for the resort is reasonable, the actual fair value we ultimately realize from this resort could differ materially from this estimate. The impaired long-lived asset is included in our Resort Ownership/Operation segment.
6. LONG-TERM DEBT
     Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$69,145	$70,211
Mason mortgage loan	74,800	76,800
Pocono Mountains mortgage loan	95,746	96,571
Williamsburg mortgage loan	63,500	64,625
Grapevine mortgage loan	78,709	78,709
Concord construction loan	78,549	27,594

	September 30,	December 31,
	2009	2008
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,527	8,493
City of Sheboygan loan	3,343	3,503
Other	86	—

	552,950	507,051
Less current portion of long-term debt	(14,638)	(81,464)

Total long-term debt	$538,312	$425,587

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2009.
     Mason Mortgage Loan — This loan is secured by our Mason resort. On July 31, 2009 the loan maturity was extended to July 1, 2011. We incurred loan fees of $1,145 related to the extension of this loan. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 425 basis points with an interest rate floor of 6.50% (effective rate of 6.50% as of September 30, 2009). The LIBOR benchmark changes to 90 day LIBOR on December 1, 2009. The loan requires principal amortization payments of $1,000 per quarter in 2009 and $2,000 per quarter thereafter. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. The loan has no restrictions on the repayment of loan principal and has exit fees that can be paid upon full repayment of the loan or at maturity. In addition, we have provided the Mason mortgage lenders with a $30,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $30,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds towards the $30,000 mandatory principal reduction. We were in compliance with all covenants under this loan at September 30, 2009.
     In conjunction with the extension of this loan in January 2009, we were required to provide interest rate protection on a portion of the loan amount through the loan’s then-maturity date in November 2009. Therefore, we executed an interest rate cap in the amount of $10 that caps the loan at 7.25% interest through November 2009. In conjunction with the extension of this loan in July 2009, we are required to execute an interest rate cap on or before November 30, 2009 through the loan’s maturity date. We have not executed this interest rate cap as of November 5, 2009.
     Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2009.
     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of September 30, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no applicable prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at September 30, 2009.
     In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap in the amount of $522 that caps the loan at 8% interest through the loan’s maturity date. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. On July 31, 2009 the loan maturity was extended to July 1, 2011. We incurred loan fees of $1,415 related to the extension of this loan. The loan bears interest at a floating rate of 90 day LIBOR plus a spread of 400 basis points with an interest rate floor of 7.00% (effective rate of 7.0% as of September 30, 2009). The loan requires principal amortization payments of $800 per quarter until maturity. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. The loan has no restrictions on the repayment of loan principal and has exit fees that must be paid upon full repayment of the loan or at maturity. We were in compliance with all covenants under this loan at September 30, 2009.
     In conjunction with the extension of this loan in July 2009, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap in the amount of $205 that caps the loan at 7% interest through December 2010. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of September 30, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at September 30, 2009. In January 2009, the total commitments under this loan increased from $63,940 to $79,900. We incurred loan fees in connection with the increase of our loan commitments.
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

     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interest. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of, we have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2010	$14,638
2011	210,809
2012	79,532
2013	3,606
2014	3,892
Thereafter	240,473

Total	$552,950

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). GAAP outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.
     We measure our financial instruments using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:
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
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Interest rate caps	$ —	$(23)	$ —	$(23)
Long-term debt	—	438,151	—	438,151

	$ —	$438,174	$ —	$438,174

     Level 2 assets consist of our interest rate caps and our long-term debt.  To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.
     As of September 30, 2009, we estimate the total fair value of our long-term debt to be $114,662 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table summarizes the valuation of financial instruments measured at fair value on a nonrecurring basis in the statement of financial position at September 30, 2009:

	Level 1	Level 2	Level 3	Total
Property and Equipment	$ —	$ —	$ 6,000	$ 6,000

Property and equipment with a carrying amount of $30,000 were written down to their fair value of $6,000, resulting in an impairment charge of $24,000. To determine the estimated fair value for purposes of calculating the impairment charge related to our resort in Sheboygan, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets.
     The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.
8. COMPREHENSIVE INCOME
     For the three and nine months ended September 30, 2008, we recorded comprehensive loss, net of tax, of approximately $271 and $220, respectively, related to gain on our interest rate swap. We had no similar amounts for the three and nine months ended September 30, 2009.
9. EARNINGS PER SHARE
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
     Options to purchase 453,500 shares of common stock were not included in the computations of diluted earnings per share for the three months ended September 30, 2009, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 767,825 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended September 30, 2009, because the market and/or performance criteria related to these shares had not been met at September 30, 2009.
     Basic and diluted earnings per common share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss) income	$(42,148)	$2,171	$(53,499)	$(4,246)
Weighted average common shares outstanding — basic	31,291,004	30,840,691	31,179,049	30,793,822
Weighted average common shares outstanding — diluted	31,291,004	30,840,691	31,179,049	30,793,822
Net loss per share — basic	$(1.35)	$0.07	$(1.72)	$(0.14)
Net loss per share — diluted	$(1.35)	$0.07	$(1.72)	$(0.14)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The following table presents an overview of our portfolio of resorts. As of September 30, 2009, we operate and/or license eleven Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property).

			Number	Number	Indoor
	Ownership		of	of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)

					(Approx. ft2)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA	100%	2005	405	—	87,000
Pocono Mountains, PA	100%	2005	401	—	101,000
Niagara Falls, ONT (4)	—	2006	406	—	104,000
Mason, OH	100%	2006	401	—	105,000
Grapevine, TX (5)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC	100%	March 2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009 we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(5)	In late 2007, we began construction on an additional 203 suites and 20,000 square feet of meeting space as an expansion of this resort. The meeting space, along with 92 rooms, was opened in December 2008, with the rest of the rooms completed and opened in January 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the property under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
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
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are to: maximize total resort revenue; minimize costs by leveraging our economies of scale; and build upon our existing brand awareness and loyalty in order to compete more effectively. Our primary external growth strategies are to: capitalize on our first-mover advantage by being the first to operate family entertainment resorts featuring indoor waterparks in our selected target markets; focus on development and strategic growth opportunities by seeking to develop additional resorts by targeting licensing and joint venture opportunities; and continue to innovate by leveraging our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers.
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
     Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past two years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through the third quarter of 2009 as consumers experienced several negative economic impacts, including:

•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	an increased national unemployment rate;

•	a continuing decline in the national average of home prices; and

•	high volatility in the stock market that led to substantial declines in leading market averages and aggregate household savings from 2007 to 2009.
     These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our overall results. Also:
•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past few years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest origin of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	The Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an impact on the operating performance of the Wisconsin Dells resort.

•	We have experienced much lower-than-expected occupancy and lower-than-expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

Because of triggering events that occurred in the three months ended September 30, 2009, related to our resort in Sheboygan, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we tested this resort to determine if further assessment for potential impairment was required. Based on this testing, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. Although we believe our estimated fair value for the resort is reasonable, the actual fair value we ultimately realize from this resort could differ materially from this estimate. The impaired long-lived asset is included in our Resort Ownership/Operation segment.

•	Our Mason resort opened its first phase in December 2006 and has experienced lower-than-expected occupancy and lower-than-expected average daily room rates. We believe this is due, in part, to the opening of competitive properties in the region.

     Our external growth strategies are based primarily on developing additional indoor waterpark resorts (in conjunction with joint venture partners) or licensing our intellectual property and proprietary systems to others. Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of construction financing.
     Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors has decreased significantly over the past two years. Also, we expect that the terms of construction financing may be less favorable than we have experienced historically. We believe that we and other investors may be able to continue to obtain construction financing sufficient to execute development strategies; however, the more difficult credit market environment is likely to continue at least through 2009, and possibly beyond.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and profitability. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the nine months ended September 30, 2009. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2009, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
Recent Accounting Pronouncements
     In April 2009, the FASB issued guidance on how to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance, as of September 30, 2009, did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. The adoption of this guidance as of September 30, 2009, did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued guidance which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The adoption of this guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In June 2009, the FASB issued guidance on codification and the hierarchy of Generally Accepted Accounting Principles. The Codification superseded all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The guidance is effective for interim quarterly periods beginning July 1, 2009. This adoption of this guidance, as of September 30, 2009, did not have an impact on our consolidated financial statements.
In August 2009, the FASB issued guidance on measuring liabilities as fair value which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The guidance is effective for the first reporting period beginning after issuance. The adoption of this guidance, as of September 30, 2009, did not have an impact on our consolidated financial statements.
In October 2009, the FASB issued guidance for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(42,148)	$2,171	$(53,499)	$(4,246)
Adjustments:
Interest expense, net of interest income	9,540	6,529	24,248	19,421
Income tax expense (benefit)	19,278	1,825	11,756	(2,290)
Depreciation and amortization	15,136	11,995	42,352	34,755

EBITDA	$1,806	$22,520	$24,857	$47,640

Results of Operations
   General
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord operating resorts; and

•	our equity interests in resorts in which we have ownership interests but which we do not consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs on our condensed consolidated statements of operations as “other revenue from managed properties,” with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs, insurance and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.
     Three months ended September 30, 2009, compared with the three months ended September 30, 2008
The following table shows key operating statistics for our resorts for the three months ended September 30, 2009 and 2008:

	All Properties (a)
	Three months	Three months
	ended	ended	Decrease
	September 30, 2009	September 30, 2008	$	%
Occupancy	69.1%	72.2%	N/A	(4.3)%
ADR	$246.42	$255.39	$(8.97)	(3.5)%
RevPAR	$170.26	$184.52	$(14.26)	(7.7)%
Total RevPOR	$374.36	$384.75	$(10.39)	(2.7)%
Total RevPAR	$258.67	$277.98	$(19.31)	(6.9)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

	Same Store Comparison (b)
	Three months	Three months
	ended	ended	Decrease
	September 30, 2009	September 30, 2008	$	%
Occupancy	69.9%	71.9%	N/A	(2.8)%
ADR	$240.01	$247.20	$(7.19)	(2.9)%
RevPAR	$167.87	$177.76	$(9.89)	(5.6)%
Total RevPOR	$363.87	$372.68	$(8.81)	(2.4)%
Total RevPAR	$254.50	$268.00	$(13.50)	(5.0)%

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls, Mason and Grand Mound resorts).
     We believe that, consistent with other hospitality and entertainment companies’ experience in 2009, the decreases in occupancy and RevPAR were due in part to the effect of the overall economic downturn on consumer discretionary spending. We perform an analysis for possible impairment for each of our operating properties when we believe a triggering event has occurred that would require an impairment analysis. Because of triggering events that occurred in the three months ended September 30, 2009, related to our resort in Sheboygan, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we tested this resort to determine if further assessment for potential impairment was required. Based on this testing, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. Although we believe our estimated fair value for the resort is reasonable, the actual fair value we ultimately realize from this resort could differ materially from this estimate. No other triggering events were noted for the three months ended September 30, 2009.

     Presented below are selected amounts from the statements of operations for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
			Increase/
	2009	2008	(Decrease)
Revenues	$76,827	$69,413	$7,414
Operating expenses:
Departmental operating expenses	24,484	21,415	3,069
Selling, general and administrative	14,911	11,637	3,274
Property operating costs	8,201	8,642	(441)
Depreciation and amortization	15,136	11,995	3,141
Asset impairment loss	24,000	—	24,000
Net operating (loss) income	(15,491)	9,763	(25,254)
Gain on sale of unconsolidated affiliate	(962)	—	(962)
Interest expense, net of interest income	9,540	6,529	3,011
Income tax expense	18,267	1,755	16,512
Net (loss) income	(42,148)	2,171	(44,319)
     Revenues. Total revenues increased due to the following:
•	An increase in revenue from our Grapevine resort, due to the completion of its expansion in early 2009; and

•	An increase in revenue from our Concord resort, which opened in March 2009.
     This increase was partially offset by decreases in revenues at our resorts due to the overall downturn in consumer discretionary spending.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Concord resort in March 2009, as well as our expansion at our Grapevine resort, which was completed in January 2009.
•	Departmental expenses increased by $3,069 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, due primarily to the opening of our Concord resort.

•	Total selling, general and administrative expenses increased by $3,274 in three months ended September 30, 2009, as compared to the three months ended September 30, 2008, due primarily to the opening of our Concord resort and less labor and overhead expenses allocated to development properties during the three months ended September 30, 2009 than in the three months ended September 30, 2008.

•	Opening-related costs (included in total property operating costs) related to our resorts were $9 for the three months ended September 30, 2009, as compared to $402 for the three months ended September 30, 2008, due primarily to the opening of our Concord resort in March 2009.

•	Total depreciation and amortization increased for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to the expansion of our Grapevine resort as well as the opening of our Concord resort. Also, loan fees incurred during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 were higher due to fees incurred in connection with the extensions of our Mason and Grapevine mortgage loans.

•	We recorded a $24,000 asset impairment loss related to our resort in Sheboygan during the three months ended September 30, 2009. We had no similar loss in the three months ended September 30, 2008.
     Net operating (loss) income . During the three months ended September 30, 2009, we had net operating loss of $15,491 as compared to a net operating income of $9,763 for the three months ended September 30, 2008.
     Net (loss) income. Net loss increased due to:
•	A decrease in net operating loss of $25,254 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008,

•	An increase in net interest expense of $3,011, mainly due to interest expense on our Concord loan, and less interest being capitalized to development properties in 2009 as compared to 2008; and

•	An increase in income tax expense mainly due to a $28,490 income tax expense related to our net operating loss valuation allowance, which was partially offset by the tax impact of our impairment loss.
          These increases were partially offset by the gain on sale of unconsolidated affiliate in the amount of $962 recorded in the three months ended September 30, 2009. We had no similar gain in the three months ended September 30, 2008.
     Nine months ended September 30, 2009, compared with the nine months ended September 30, 2008
The following table shows key operating statistics for our resorts for the nine months ended September 30, 2009 and 2008:

	All Properties (a)
	Nine months	Nine months
	ended	ended	Increase (Decrease)
	September 30, 2009	September 30, 2008	$	%
Occupancy	63.4%	67.9%	N/A	(6.6)%
ADR	$243.00	$252.64	$(9.64)	(3.8)%
RevPAR	$154.12	$171.58	$(17.46)	(10.2)%
Total RevPOR	$373.87	$386.66	$(12.79)	(3.3)%
Total RevPAR	$237.12	$262.59	$(25.47)	(9.7)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

	Same Store Comparison (b)
	Nine months	Nine months
	ended	ended	Increase (Decrease)
	September 30, 2009	September 30, 2008	$	%
Occupancy	63.4%	66.7%	N/A	(4.9)%
ADR	$235.56	$246.00	$(10.44)	(4.2)%
RevPAR	$149.28	$164.01	$(14.73)	(9.0)%
Total RevPOR	$358.47	$372.04	$(13.57)	(3.6)%
Total RevPAR	$227.17	$248.04	$(20.87)	(8.4)%

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls and Mason resorts).

     We believe that consistent with other hospitality and entertainment companies’ experience in 2009, the decreases in occupancy and RevPAR were due in part to the effect of the overall economic downturn on consumer discretionary spending. We perform an analysis for possible impairment for each of our operating properties when we believe a triggering event has occurred that would require an impairment analysis. Because of triggering events that occurred in the three months ended September 30, 2009, related to our resort in Sheboygan, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we tested this resort to determine if further assessment for potential impairment was required. Based on this testing, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. Although we believe our estimated fair value for the resort is reasonable, the actual fair value we ultimately realize from this resort could differ materially from this estimate. No other triggering events were noted in the period ended September 30, 2009.
     Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
			Increase/
	2009	2008	(Decrease)
Revenues	$207,759	$196,639	$11,120
Operating expenses:
Departmental operating expenses	67,433	62,711	4,722
Selling, general and administrative	46,542	41,729	4,813
Property operating costs	29,657	28,556	1,101
Depreciation and amortization	42,352	34,755	7,597
Asset impairment loss	24,000	—	24,000
Net operating (loss) income	(18,522)	13,876	(32,398)
Gain on sale of unconsolidated affiliate	(962)	—	(962)
Interest expense, net of interest income	24,248	19,421	4,827
Income tax expense (benefit)	11,484	(1,282)	12,766
Net loss	(53,499)	(4,246)	(49,253)
     Revenues. Total revenues increased due to the following:
•	An increase in revenue from our Grapevine resort, due to the completion of its expansion in early 2009; and

•	An increase in revenue from our Concord resort, which opened in March 2009.
     This increase was partially offset by decreases in revenues at our resorts due to the overall downturn in consumer discretionary spending.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Concord resort in March 2009, as well as our expansion at our Grapevine resort, which was completed in January 2009.
•	Departmental expenses increased by $4,722 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due primarily to the opening of our Concord resort.

•	Total selling, general and administrative expenses increased by $4,813 in nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due primarily to the opening of our Concord resort, the expansion of our Grapevine resort, and less labor and overhead expenses allocated to development. Separation costs for former officers were $791 less in the nine months ended September 30, 2009 than in the nine months ended September 30, 2008.

•	Opening-related costs (included in total property operating costs) related to our resorts were $5,592 for the nine months ended September 30, 2009, as compared to $4,350 for the nine months ended September 30, 2008, due primarily to the expansion of our Grapevine resort in early 2009 and the opening of our Concord resort in March 2009.

•	Total depreciation and amortization increased for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the expansion of our Grapevine resort, as well as the opening of our Concord resort. Also, loan fees incurred during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 were higher due to fees incurred in connection with the extensions of our Mason and Grapevine mortgage loans.

•	We recorded a $24,000 asset impairment loss related to our resort in Sheboygan during the nine months ended September 30, 2009. We had no similar loss in the nine months ended September 30, 2008.
     Net operating (loss) income. During the nine months ended September 30, 2009, we had net operating loss of $18,522 as compared to a net operating income of $13,876 for the nine months ended September 30, 2008.
     Net loss. Net loss increased due to:
•	The decrease in operating income of $32,398 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008;

•	An increase in net interest expense of $4,827 mainly due to interest expense on our Concord loan and less interest being capitalized to development properties; and

•	An increase in income tax expense mainly due to a $28,490 income tax expense related to our net operating loss valuation allowance, which was partially offset by the tax impact of our impairment loss.
          These amounts were partially offset by the gain on sale of unconsolidated affiliate in the amount of $962 recorded in the nine months ended September 30, 2009. We recognized this gain on the sale of our interest in the joint venture that owned the Wisconsin Dells and Sandusky resorts. We had no similar gain in the nine months ended September 30, 2008.
Segments
     We have two reportable segments in 2009 and 2008:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/license-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended			Nine months ended
	September 30,			September 30,
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Resort Ownership/Operation
Revenues	$69,424	$60,841	$8,583	$186,411	$174,991	$11,420
EBITDA	(2,823)	17,211	(20,034)	20,362	44,147	(23,785)

Resort Third-Party Management/License
Revenues	7,403	8,572	(1,169)	21,348	21,648	(300)
EBITDA	1,828	2,631	(803)	5,252	6,655	(1,403)

Other
Revenues	—	—	—	—	—	—
EBITDA	2,801	2,678	123	(757)	(3,162)	2,405
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $552,950 and $507,051 as of September 30, 2009, and December 31, 2008, respectively, summarized as follows:

	September 30,	December 31,
	2009	2008
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$69,145	$70,211
Mason mortgage loan	74,800	76,800
Pocono Mountains mortgage loan	95,746	96,571
Williamsburg mortgage loan	63,500	64,625
Grapevine mortgage loan	78,709	78,709
Concord construction loan	78,549	27,594
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,527	8,493
City of Sheboygan loan	3,343	3,503
Other	86	—

	552,950	507,051
Less current portion of long-term debt	(14,638)	(81,464)

Total long-term debt	$538,312	$425,587

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2009.
     Mason Mortgage Loan — This loan is secured by our Mason resort. On July 31, 2009 the loan maturity was extended to July 1, 2011. We incurred loan fees of $1,145 related to the extension of this loan. The loan bears interest at a floating rate of 30 day LIBOR plus a spread of 425 basis points with an interest rate floor of 6.50% (effective rate of 6.50% as of September 30, 2009). The LIBOR benchmark changes to 90 day LIBOR on December 1, 2009. The loan requires principal amortization payments of $1,000 per quarter in 2009 and $2,000 per quarter thereafter. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. The loan has no restrictions on the repayment of loan principal and has exit fees that can be paid upon full repayment of the loan or at maturity. In addition, we have provided the Mason mortgage lenders with a $30,000 corporate guaranty and cross-collateralization on our Grapevine resort. The corporate guaranty and cross-collateralization on the Grapevine property will remain in place until we make a $30,000 principal reduction of the Mason loan over the remaining term of the loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interest in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds towards the $30,000 mandatory principal reduction. We were in compliance with all covenants under this loan at September 30, 2009.
     In conjunction with the extension of this loan in January 2009, we were required to provide interest rate protection on a portion of the loan amount through the loan’s then-maturity date in November 2009. Therefore, we executed an interest rate cap in the amount of $10 that caps the loan at 7.25% interest through November 2009. In conjunction with the extension of this loan in July 2009, we are required to execute an interest rate cap on or before November 30, 2009 through the loan’s maturity date. We have not executed this interest rate cap as of November 5, 2009.
     Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2009.
     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of September 30, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no applicable prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at September 30, 2009.
     In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap in the amount of $522 that caps the loan at 8% interest through the loan’s maturity date. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. On July 31, 2009 the loan maturity was extended to July 1, 2011. We incurred loan fees of $1,415 related to the extension of this loan. The loan bears interest at a floating rate of 90 day LIBOR plus a spread of 400 basis points with an interest rate floor of 7.00% (effective rate of 7.0% as of September 30, 2009). The loan requires principal amortization payments of $800 per quarter until maturity. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. The loan has no restrictions on the repayment of loan principal and has exit fees that must be paid upon full repayment of the loan or at maturity. We were in compliance with all covenants under this loan at September 30, 2009.
     In conjunction with the extension of this loan in July 2009, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap in the amount of $205 that caps the loan at 7% interest through December 2010. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort under construction in Concord. The four-year loan was potentially expandable to a maximum principal amount of up to $79,900. The loan bears interest at a floating annual rate of LIBOR plus a spread of

310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of September 30, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at September 30, 2009. In January 2009, the total commitments under this loan increased from $63,940 to $79,900. We incurred loan fees in connection with the increase of our loan commitments.
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
     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interest. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
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
     City of Sheboygan Bonds — The City of Sheboygan (the City) bonds represent the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In accordance with the provisions of, we have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2010	$14,638
2011	210,809
2012	79,532
2013	3,606
2014	3,892
Thereafter	240,473

Total	$552,950

Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	debt maturities within the next year;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
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
Long-Term Liquidity Requirements
     Our long-term liquidity requirements generally consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:
•	scheduled debt maturities;

•	costs associated with the development of new resorts;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	capital contributions and loans to unconsolidated joint ventures.
     We expect to meet these needs through a combination of:

•	Existing working capital,
•	Cash provided by operations,
•	Proceeds from investing activities, including sales of partial or whole ownership interests in certain of our resorts; and
•	Proceeds from financing activities, including mortgage additional or replacement borrowings under future credit facilities, contributions from joint venture partners, and the issuance of equity instruments, including common stock, or additional or replacement debt, as market conditions permit.
     We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $48,509 for the nine months ended September 30, 2009. We expect to have approximately $300 of such expenditures for the rest of 2009. As discussed above, we expect to meet these requirements through a combination of cash provided by operations and cash on hand.
     We currently project that the combination of our cash on hand plus cash provided by operations in 2009 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2009 in order either to begin development of any new resorts or to make capital contributions to new joint ventures that would develop resorts that we would license and manage. Also, due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund our required equity contribution to a project. We believe this may result in our not making any significant expenditures in 2009 for development of new resorts or capital contributions to new joint ventures that develop future resorts.
Off Balance Sheet Arrangements
     In August 2009 we sold our 30.26% joint venture interest in the joint venture that owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio to CNL Income Properties, Inc. We currently manage both properties and license the Great Wolf Lodge brand.
     We have one unconsolidated joint venture arrangement at September 30, 2009. We account for our unconsolidated joint venture using the equity method of accounting.
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At September 30, 2009, the joint venture had aggregate outstanding indebtedness to third parties of $101,765. As of September 30, 2009, we have made combined loan and equity contributions, net of loan repayments, of $30,092 to the joint venture to fund a portion of construction costs of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.

     Based on the nature of the activities conducted in the joint venture, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the long term. We do not currently believe that any additional future funding of the joint venture will have a material adverse effect on our financial condition, as we currently do not expect to make any significant future capital contributions to this joint venture.
Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2009:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$618,826	$25,383	$311,305	$27,612	$254,526
Operating lease obligations	766	424	326	16	—
Reserve on unrecognized tax benefits	1,268	—	—	1,268	—

Total	$620,860	$25,807	$311,631	$28,896	$254,526

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,527 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,343 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $27,994 of available cash and cash equivalents and working capital deficit of $4,738 (current assets less current liabilities) at September 30, 2009, compared to the $14,231 of available cash and cash equivalents and a working capital deficit of $117,323 at December 31, 2008. The primary reasons for the working capital deficit at September 30, 2009 are:
•	The use of cash for capital expenditures and investments in and advances to affiliates and of our properties that were under development, and
•	Less proceeds from issuances of long-term debt.
Cash Flows
     Nine months ended September 30, 2009, compared with the nine months ended September 30, 2008

			Increase/
	2009	2008	(Decrease)
Net cash provided by operating activities	$14,056	$27,265	$(13,209)
Net cash used in investing activities	(34,337)	(108,971)	74,634
Net cash provided by financing activities	34,044	88,993	(54,949)
     Operating Activities. The decrease in net cash provided by operating activities resulted primarily from a decrease in operating income and accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

     Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, resulted primarily from a decrease in contributions to our investments in affiliates offset by proceeds from the sale of our interest in a joint venture as well as an increase in loan repayments received from our affiliate. This net decrease is also due to a decrease in capital expenditures related to our properties that are in service and in development.
     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from receiving fewer loan proceeds during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
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
     As of September 30, 2009, we had total indebtedness of $552,950. This debt consisted of:
•	$69,145 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.
•	$74,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at September 30, 2009.

•	$95,746 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$63,500 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points, with a minimum rate of 6.25% per annum. The effective rate was 6.25% at September 30, 2009.

•	$78,709 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 90-day LIBOR plus a spread of 400 basis points, with a minimum rate of 7.00% per annum. The effective rate was 7.00% at September 30, 2009.

•	$78,549 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at September 30, 2009.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,527 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,343 of non-interest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

•	$86 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.
     As of September 30, 2009, we estimate the total fair value of the indebtedness described above to be $114,662 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     At September 30, 2009, all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, the would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of September 30, 2009, as LIBOR plus the loan’s basis points would not increase or decrease above the minimum rate floor.
     During the nine months ended September 30, 2009, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of September 30, 2009, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2009. We have concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
     During the period covered by this quarterly report on Form 10-Q, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
               We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions, materially adverse to the Company, could occur.

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
               In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the applicable period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
We were not in default of our obligations upon any senior securities during the applicable period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matters to vote by security holders during the applicable period.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective December 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JP Morgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4	Junior Subordinated Debenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and JP Morgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.6	Purchase Agreement, dated April 29, 2009, by and among Great Bear Lodge of Wisconsin Dells, LLC, a Delaware limited liability company, Great Lakes Services, LLC, a Delaware limited liability company and CNL Income Partners, LP, a Delaware limited partnership (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Quarterly Report on Form 10-Q filed August 5, 2009)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: November 5, 2009