Form 10-Q/A
period 2009-09-30
Great Wolf Resorts, Inc.
filed 2010-03-01
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1

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

EXPLANATORY NOTE
     Great Wolf Resorts, Inc. is filing this Report on Form 10-Q/A for the quarterly period ended September 30, 2009 to reflect the restatement of its condensed consolidated financial statements, the notes thereto, and related disclosures.
     In connection with the year-end closing process, our Audit Committee, in consultation with its management, determined that it was necessary to restate previously issued financial statements because of errors that occurred during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. To correct the errors, we have made adjustments (the Adjustments) to restate the previously issued financial statements as of and for the three and nine month periods ended September 30, 2009.
     The Adjustments had the effect of decreasing our deferred tax liability by $5.2 million as of September 30, 2009, and decreasing our previously-reported net loss by $5.2 million for the three and nine month periods, respectively, ended September 30, 2009. The Adjustments are described in the table in Note 10 to the condensed consolidated financial statements.
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
	(Unaudited)
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$27,994	$14,231
Accounts receivable, net of allowance for doubtful accounts of $109 and $114	2,709	2,167
Accounts receivable — unconsolidated affiliates, net of allowance for doubtful accounts of $0 and $1,201	1,923	925
Inventory	5,301	4,265
Other current assets	12,056	3,055

Total current assets	49,983	24,643
Property and equipment, net	687,983	716,173
Investments in and advances to unconsolidated affiliates	29,327	43,855
Other assets	28,148	31,561
Other intangible assets	23,829	23,829

Total assets	$819,270	$840,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$14,638	$81,464
Accounts payable	5,157	23,217
Accounts payable — unconsolidated affiliates	3	622
Accrued expenses	23,041	22,565
Accrued expenses — unconsolidated affiliates	—	1,184
Advance deposits	7,961	7,498
Gift certificates payable	3,921	5,416

Total current liabilities	54,721	141,966
Mortgage debt	446,042	333,259
Other long-term debt	92,270	92,328
Deferred tax liability	666	—
Deferred compensation liability	776	568

Total liabilities	594,475	568,121

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 31,298,546 and 30,982,646 shares issued and outstanding	313	310
Additional paid-in-capital	400,767	399,641
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(176,085)	(127,811)
Deferred compensation	(200)	(200)

Total stockholders’ equity	224,795	271,940

Total liabilities and stockholders’ equity	$819,270	$840,061

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(As restated)		(As restated)
Revenues:
Rooms	$46,214	$40,994	$122,869	$115,801
Food and beverage	11,877	10,088	33,084	30,751
Other hotel operations	11,333	9,759	30,458	28,439
Management and other fees	626	863	1,617	2,292
Management and other fees — affiliates	1,202	1,767	3,636	4,363

	71,252	63,471	191,664	181,646
Other revenue from managed properties — affiliates	3,966	5,942	14,486	14,993
Other revenue from managed properties	1,609	—	1,609	—

Total revenues	76,827	69,413	207,759	196,639

Operating expenses by department:
Rooms	6,332	5,407	17,309	15,827
Food and beverage	9,226	8,176	25,506	24,311
Other	8,926	7,832	24,618	22,573
Other operating expenses:
Selling, general and administrative	14,911	11,637	46,542	41,729
Property operating costs	8,201	8,642	29,657	28,556
Depreciation and amortization	15,136	11,995	42,352	34,755
Loss on disposition of property	11	19	202	19
Asset impairment loss	24,000	—	24,000	—

	86,743	53,708	210,186	167,770
Other expenses from managed properties — affiliates	3,966	5,942	14,486	14,993
Other expenses from managed properties	1,609	—	1,609	—

Total operating expenses	92,318	59,650	226,281	182,763

Net operating (loss) income	(15,491)	9,763	(18,522)	13,876
Gain on sale of unconsolidated affiliate	(962)	—	(962)	—
Investment income — affiliates	(310)	(625)	(1,030)	(1,629)
Interest income	(131)	(279)	(467)	(1,178)
Interest expense	9,671	6,808	24,715	20,599

(Loss) income before income taxes and equity in unconsolidated affiliates	(23,759)	3,859	(40,778)	(3,916)
Income tax expense (benefit)	13,163	1,755	6,380	(1,282)
Equity in loss (income) of unconsolidated affiliates, net of tax	1	(67)	1,116	1,612

Net (loss) income	$(36,923)	$2,171	$(48,274)	$(4,246)

Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swaps	—	(271)	—	(220)

Comprehensive (loss) income	$(36,923)	$2,442	$(48,274)	$(4,026)

Net (loss) income per share-basic	$(1.18)	$0.07	$(1.55)	$(0.14)

Net (loss) income per share-diluted	$(1.18)	$0.07	$(1.55)	$(0.14)

Weighted average common shares outstanding:
Basic	31,291,004	30,840,691	31,179,049	30,793,822

Diluted	31,291,004	30,840,691	31,179,049	30,793,822

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine months ended
	September 30,
	2009	2008
	(As restated)
Operating activities:

Net loss	$(48,274)	$(4,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,352	34,755
Bad debt expense	642	65
Non-cash employee compensation and professional fees expense	829	(7)
Loss on disposition of property	202	19
Asset impairment loss	24,000	—
Gain on sale of unconsolidated affiliate	(962)	—
Equity in losses of unconsolidated affiliates	965	2,620
Deferred tax expense (benefit)	6,535	(2,290)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(7,711)	(3,855)
Accounts payable, accrued expenses and other liabilities	(4,522)	204

Net cash provided by operating activities	14,056	27,265

Investing activities:
Capital expenditures for property and equipment	(48,206)	(98,811)
Loan repayment from unconsolidated affiliates	8,833	2,500
Investments in unconsolidated affiliates	(303)	(9,823)
Proceeds from sale of interest in unconsolidated affiliate	6,000	—
Investment in development	978	(2,288)
Proceeds from sale of assets	66	—
Decrease in restricted cash	161	58
Increase in escrows	(1,866)	(607)

Net cash used in investing activities	(34,337)	(108,971)

Financing activities:
Principal payments on long-term debt	(5,151)	(56,667)
Proceeds from issuance of long-term debt	51,051	149,663
Payment of loan costs	(11,856)	(4,003)

Net cash provided by financing activities	34,044	88,993

Net increase in cash and cash equivalents	13,763	7,287
Cash and cash equivalents, beginning of period	14,231	18,597

Cash and cash equivalents, end of period	$27,994	$25,884

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$24,254	$20,381
Cash paid for income taxes, net of refunds	$379	$365
Non-cash items:
Construction in process accruals	$15	$10,180
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
     We recorded a valuation allowance of $23,265 during the period ended September 30, 2009, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. In the period ended September 30, 2009, we determined that due to current conditions in the credit markets, real estate markets and our current financial position, the tax planning strategy we previously expected to generate substantial taxable income was no longer feasible. The valuation allowance is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.
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
4. SHARE-BASED COMPENSATION
     We recognized share-based compensation expense of $360, and $828, net of estimated forfeitures, for the three and nine months ended September 30, 2009, respectively. The total income tax (benefit) expense recognized related to share-based compensation was $56 and $129 for the three and nine months ended September 30, 2009, respectively.
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
     Basic and diluted earnings per common share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

	(As restated)		(As restated)
Net (loss) income	$(36,923)	$2,171	$(48,274)	$(4,246)
Weighted average common shares outstanding — basic	31,291,004	30,840,691	31,179,049	30,793,822
Weighted average common shares outstanding — diluted	31,291,004	30,840,691	31,179,049	30,793,822
Net loss per share — basic	$(1.18)	$0.07	$(1.55)	$(0.14)
Net loss per share — diluted	$(1.18)	$0.07	$(1.55)	$(0.14)
10. RESTATEMENT
     Subsequent to our issuance of our condensed consolidated financial statements for the three and nine months ended September 30, 2009, we determined that certain spreadsheet errors were made during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. Due to the errors, we have made adjustments (the Adjustments) and the Audit Committee, in consultation with management, determined that is was necessary to restate the previously issued financial statements for the quarterly period ended September 30, 2009.
     The Adjustments had the effect of decreasing our net deferred tax liability by $5,225 as of September 30, 2009, and decreasing our previously-reported income tax expense and net loss by $5,225 for the three and nine month periods ended September 30, 2009. A summary of the significant effects of the restatement is as follows:

	As Previously
	Reported	Adjustment	As Restated
September 30, 2009:
Condensed Consolidated Balance Sheet
Deferred tax liability	$5,891	$(5,225)	$666
Total liabilities	599,700	(5,225)	594,475
Accumulated deficit	(181,310)	5,225	(176,085)
Total stockholders’ equity	219,570	5,225	224,795
Three Months Ended September 30, 2009
Condensed Consolidated Statement of Operations:
Income tax expense	18,267	(5,104)	13,163
Equity in loss (income) of unconsolidated affiliates, net of tax	122	(121)	1
Net loss	(42,148)	5,225	(36,923)

Comprehensive loss	(42,148)	5,225	(36,923)

Net loss per share-basic	$(1.35)	$0.17	$(1.18)

Net loss per share-diluted	$(1.35)	$0.17	$(1.18)

Nine Months Ended September 30, 2009
Condensed Consolidated Statement of Operations:
Income tax expense (benefit)	11,484	(5,104)	6,380
Equity in loss of unconsolidated affiliates, net of tax	1,237	(121)	1,116
Net loss	(53,499)	5,225	(48,274)

Comprehensive loss	(53,499)	5,225	(48,274)

Net loss per share-basic	$(1.72)	$0.17	$(1.55)

Net loss per share-diluted	$(1.72)	$0.17	$(1.55)

Condensed Consolidated Statement of Cash Flows:
Net loss	(53,499)	5,225	(48,274)
Deferred tax expense (benefit)	11,760	(5,225)	6,535

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As described in Note 10 to the condensed consolidated financial statements, subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2009, our Audit Committee, in consultation with its management, determined that it was necessary to restate our previously issued financial statements for the correction of errors in the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. To correct the errors, we have made adjustments (the Adjustments) to restate the previously issued financial statements as of and for the three and nine month periods ended September 30, 2009. The Adjustments had the effect of decreasing our deferred tax liability by $5.2 million as of September 30, 2009, and decreasing our previously-reported net loss by $5.2 million for the three and nine month periods, respectively, ended September 30, 2009.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(As restated)		(As restated)
Net (loss) income	$(36,923)	$2,171	$(48,274)	$(4,246)
Adjustments:
Interest expense, net of interest income	9,540	6,529	24,248	19,421
Income tax expense (benefit)	14,053	1,825	6,531	(2,290)
Depreciation and amortization	15,136	11,995	42,352	34,755

EBITDA	$1,806	$22,520	$24,857	$47,640

Results of Operations
   General
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord operating resorts; and

•	our equity interests in resorts in which we have ownership interests but which we do not consolidate.
     Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs on our condensed consolidated statements of operations as “other revenue from managed properties,” with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
     Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs, insurance and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.
     Three months ended September 30, 2009, compared with the three months ended September 30, 2008
The following table shows key operating statistics for our resorts for the three months ended September 30, 2009 and 2008:

	All Properties (a)
	Three months	Three months
	ended	ended	Decrease
	September 30, 2009	September 30, 2008	$	%
Occupancy	69.1%	72.2%	N/A	(4.3)%
ADR	$246.42	$255.39	$(8.97)	(3.5)%
RevPAR	$170.26	$184.52	$(14.26)	(7.7)%
Total RevPOR	$374.36	$384.75	$(10.39)	(2.7)%
Total RevPAR	$258.67	$277.98	$(19.31)	(6.9)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

	Same Store Comparison (b)
	Three months	Three months
	ended	ended	Decrease
	September 30, 2009	September 30, 2008	$	%
Occupancy	69.9%	71.9%	N/A	(2.8)%
ADR	$240.01	$247.20	$(7.19)	(2.9)%
RevPAR	$167.87	$177.76	$(9.89)	(5.6)%
Total RevPOR	$363.87	$372.68	$(8.81)	(2.4)%
Total RevPAR	$254.50	$268.00	$(13.50)	(5.0)%

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Poconos, Niagara Falls, Mason and Grand Mound resorts).
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

     Presented below are selected amounts from the statements of operations for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
			Increase/
	2009	2008	(Decrease)
	(As restated)
Revenues	$76,827	$69,413	$7,414
Operating expenses:
Departmental operating expenses	24,484	21,415	3,069
Selling, general and administrative	14,911	11,637	3,274
Property operating costs	8,201	8,642	(441)
Depreciation and amortization	15,136	11,995	3,141
Asset impairment loss	24,000	—	24,000
Net operating (loss) income	(15,491)	9,763	(25,254)
Gain on sale of unconsolidated affiliate	(962)	—	(962)
Interest expense, net of interest income	9,540	6,529	3,011
Income tax expense	13,163	1,755	11,408
Net (loss) income	(36,923)	2,171	(39,094)
     Revenues. Total revenues increased due to the following:
•	An increase in revenue from our Grapevine resort, due to the completion of its expansion in early 2009; and

•	An increase in revenue from our Concord resort, which opened in March 2009.
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
     Net (loss) income. Net loss increased due to:
•	A decrease in net operating loss of $25,254 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008,

•	An increase in net interest expense of $3,011, mainly due to interest expense on our Concord loan, and less interest being capitalized to development properties in 2009 as compared to 2008; and

•	An increase in income tax expense mainly due to a $23,265 income tax expense related to our net operating loss valuation allowance, which was partially offset by the tax impact of our impairment loss.
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
     Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
			Increase/
	2009	2008	(Decrease)
	(As restated)
Revenues	$207,759	$196,639	$11,120
Operating expenses:
Departmental operating expenses	67,433	62,711	4,722
Selling, general and administrative	46,542	41,729	4,813
Property operating costs	29,657	28,556	1,101
Depreciation and amortization	42,352	34,755	7,597
Asset impairment loss	24,000	—	24,000
Net operating (loss) income	(18,522)	13,876	(32,398)
Gain on sale of unconsolidated affiliate	(962)	—	(962)
Interest expense, net of interest income	24,248	19,421	4,827
Income tax expense (benefit)	6,380	(1,282)	7,662
Net loss	(48,274)	(4,246)	(44,028)
     Revenues. Total revenues increased due to the following:
•	An increase in revenue from our Grapevine resort, due to the completion of its expansion in early 2009; and

•	An increase in revenue from our Concord resort, which opened in March 2009.
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
     Net loss. Net loss increased due to:
•	The decrease in operating income of $32,398 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008;

•	An increase in net interest expense of $4,827 mainly due to interest expense on our Concord loan and less interest being capitalized to development properties; and

•	An increase in income tax expense mainly due to a $23,265 income tax expense related to our net operating loss valuation allowance, which was partially offset by the tax impact of our impairment loss.
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
     Subsequent to our original evaluation in connection with the originally-filed quarterly report on Form 10-Q for the quarter ended September 30, 2009, we carried out a further evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2009. In making this evaluation we considered matters relating to the restatement of our previously-issued consolidated financial statements as of and for the period ended September 30, 2009, including the related material weakness in our internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of the end of the third quarter of 2009.
Material Weakness in Internal Control Over Financial Reporting
     We are filing our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, to reflect the restatement of our unaudited condensed consolidated financial statements, the notes thereto, and related disclosures for the quarter ended September 30, 2009.
     Our management believes that the errors giving rise to the restatement occurred because of a variety of factors, including the complexity of the calculation of the valuation allowance on certain deferred tax assets and certain spreadsheet errors that were not detected in the related review and approval process. This control deficiency resulted in adjustments to the September 30, 2009 unaudited condensed consolidated financial statements. Accordingly, management has concluded that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In order to remediate this material weakness in internal control over financial reporting, we will increase the level of detail in our reviews of complex calculations used to derive significant financial statement amounts or estimates.
Changes In Internal Control
     During the period covered by this Quarterly Report on Form 10-Q/A, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Measures for Identified Material Weakness
     In order to remediate this material weakness in internal control over financial reporting, we will increase the level of detail in our reviews of complex calculations used to derive significant financial statement amounts or estimates.

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

Dated: March 1, 2010