Form 10-K
period 2009-12-31
Great Wolf Resorts, Inc.
filed 2010-03-02
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $63,849,299 based on the closing price on the NASDAQ National Market for such shares.

The number of shares outstanding of the issuer’s common stock was 31,284,122 as of March 2, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than April 30, 2010.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2009

INDEX

		Page
		No.

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	41
Item 2.	Properties	41
Item 3.	Legal Proceedings	42
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6.	Selected Financial Data	44
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Financial Statements and Supplementary Data	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	108

PART III
Item 10.	Directors, Executive Officer and Corporate Governance of the Registrant	108
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
Item 13.	Certain Relationships and Related Transactions, and Director Independence	108
Item 14.	Principal Accountant Fees and Services	108

PART IV
Item 15.	Exhibits and Financial Statement Schedules	108
Signatures		109
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.23
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1.	BUSINESS

Overview and Development

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.® and its consolidated subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.

We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts feature approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge® and Blue Harbor Resorttm brand names and have entered into licensing arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. Our owned resorts earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of some or all of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

Each of our Great Wolf Lodge resorts has a Northwoods lodge theme, designed in a Northwoods cabin motif with exposed timber beams, massive stone fireplaces, Northwoods creatures including mounted wolves and an animated two-story Clock Tower that provides theatrical entertainment for younger guests. All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet.

The indoor waterparks in our existing Great Wolf Lodge resorts range in size from approximately 34,000 to 84,000 square feet and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse waterfort, an interactive water experience for the entire family that features over 60 water effects and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our waterparks also feature a combination of high-speed body slides and inner tube waterslides, smaller slides for younger children, zero-depth water activity pools with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and large free-form hot tubs, including hot tubs for adults only.

Financial information regarding our reportable segments during 2009 is included in Note 2 of our Notes to Consolidated Financial Statements.

Properties — Overview

As innovators in our industry segment, we constantly seek to improve the facilities, amenities, attractions and features at our resorts to enhance our guests’ vacation experience, generate additional on-site revenue and drive repeat and referral business. We refer to our original resort properties, which include our resorts in Wisconsin Dells, WI; Sandusky, OH; Traverse City, MI; and Kansas City, KS as Generation I resorts. The Generation I resorts are relatively smaller properties with approximately 300 rooms or less. Since 2004, we have successfully developed seven Great Wolf Lodge properties which we refer to as Generation II resorts, which include our properties in Williamsburg, VA; Pocono Mountains, PA; Niagara Falls, ONT; Mason, OH;

Grapevine, TX; Grand Mound, WA; and Concord, NC. Generation II resorts have approximately 400 rooms or more and a wider range of amenities than our Generation I resorts.

The following table presents an overview of our portfolio of resorts. As of December 31, 2009, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other brands in appropriate markets.

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units(1)	Area(2)
					(Approx. sq. ft)

Wisconsin Dells, WI(3)	—	1997	308	77	102,000
Sandusky, OH(3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA(4)	100%	2005	405	—	87,000
Pocono Mountains, PA(4)	100%	2005	401	—	101,000
Niagara Falls, ONT(5)	—	2006	406	—	104,000
Mason, OH(4)	100%	2006	401	—	105,000
Grapevine, TX(4)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Concord, NC(4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009 we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2009. Four of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH and Grapevine, TX) each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2009.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

Guest Suites.  All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet. Substantially all of the rooms in our resorts also include a private deck or patio, although a lower percentage of rooms in our Grapevine and Grand Mound resorts include this type of amenity. Our resorts offer up to 11 room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, Jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to six people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin® suites that feature a log cabin bunk bed room, our Wolf Den Suitestm that feature a themed den enclosure with bunk beds and our KidKamptm suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suitetm and Grizzly Bear Suitetm, which have separate bedrooms with a king bed, a large dining and living area and can accommodate up to eight people. For business travelers we also offer Luxury King Suites that have a king bed, a 32” television, and wireless Internet access. Our guest suites have wallpaper, artwork and linens that continue the Northwoods theme and our resorts provide pay-per-view movies and pay-per-play video games. Some of our resorts also provide room service dining. Our Blue Harbor Resort has similar appropriate nautical-themed named rooms.

Indoor Waterparks.  Our existing Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 84,000 square feet and have a Northwoods theme and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse waterfort. The waterfort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our Blue Harbor Resort has a 43,000 square-foot Breaker Bay waterpark, including our 12-level Lighthouse Pier waterfort, which features a 1,000-gallon tipping ship.

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

We expect recurring annual capital expenditures for each resort that we own to be approximately 1- 4% of the resort’s revenues, depending on the age of the resort. As much of the equipment used in our waterparks is designed for outdoor application and capable of withstanding intense physical use and the elements year-round, wear and tear is minimal. We believe our equipment has a long useful life. In addition, our water purification system minimizes airborne chemicals, and their potentially corrosive effects on materials and equipment, and is designed to help extend the life of our equipment.

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

Our indoor waterparks are generally open from 8:30 a.m. until 10:00 p.m., seven days a week, and admission is generally only available to resort guests. Our general guests-only policy, which is in effect at all of our resorts other than our Sheboygan resort, allows our guests to avoid the long lines and other inconveniences of daily admission-based waterparks.

Amenities.  Each of our resorts features a combination of the following amenities. Some of the amenities described below have different names at certain of our Great Wolf Lodge resorts. Our Blue Harbor Resort amenities have similar appropriate nautical-themed names.

•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grilltm, with a life-sized sea plane suspended over the dining area, Lumber Jack’s Cook Shantytm, the Loose Moose Bar & Grilltm, and the Camp Critter Bar & Grilletm, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a Northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grille and Rusty Anchortm Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts has a Bear Claw Cafétm or Bear Paw Sweets & Eatstm ice cream shop and confectionery that provides sandwiches, coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Coffee Shop. Some of our resorts have a separate coffee shop that offers Starbucks® or Dunkin Donuts® coffee, as well as other pastry items provided by those brands.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterpark.

•	Gift Shop. Each of our resorts has a Buckhorn Exchangetm or Precious Cargo gift shop that provides unique themed gifts, including Great Wolf Lodge or Blue Harbor Resort logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities. Our resorts also have a Bear Essentialstm or Washed Ashore gift shop located in the waterpark.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Elementstm Spa and Salon that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments and a wide selection of Aveda® products. Each of our spas also includes our Scooops® Kid Spa. The furnishings for the kid-friendly spa have the look of a modern ice cream parlor, with chocolate-colored walls, retro swivel stools and a pedicure sofa that looks like an oversized ice cream sundae. While enjoying their treatments, kids can listen to music with a provided CD player and speakers or with their own digital music player.

•	Game Arcade. Our Youkon Jack’s Game Parlortm or Northern Lights Arcadetm range in size from approximately 3,900 to 7,000 square feet, generally feature over 70 games and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the skill games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Clubtm. Our Cub Club rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Our Blue Harbor Resort features a Crew Clubtm activity room with activities that are similar to our Cub Clubtm.

•	Animated Clock Tower. Each of our Great Wolf Lodge resorts has a two-story animated Clock Tower located in the resort’s main atrium lobby. The Clock Tower provides daily theatrical entertainment through talking and singing trees, animals and Northwoods figures. Our Blue Harbor Resort features a 2,000-gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September, longer if the weather is favorable. Our Wisconsin Dells and Grapevine resorts also have outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment, weight-lifting machines, and numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting space ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City and Niagara Falls resorts.

•	Conference Facility. Many of our resorts feature conference facility space. Our Traverse City, Sheboygan, Williamsburg, Mason, Grapevine, Grand Mound and Concord resorts feature conference facilities that range in size from 10,000 — 40,000 square feet. Each of these conference facilities also feature some, if not all, of the following additional aspects to their conference facilities: Grand Ballroom, flexible meeting spaces, executive boardroom, audio visual systems, and multiple pre-function concourses including an outdoor patio.

•	MagiQuest. Nine of our resorts feature a MagiQuest attraction. MagiQuest is an interactive, live-action, fantasy adventure game that guests can play throughout the resort.

•	Minigolf. Five of our resorts feature a custom-designed, outdoor 18-hole miniature golf course.

•	gr8_spacetm. Five of our resorts feature an approximately 1,000 square foot interactive family tech center, gr8_space, which features multiple computer stations offering Internet access, docking stations for digital music players, as well as multiple gaming stations. gr8_space also features family events, like rock star karaoke and family challenge games. In the evening, gr8_space features dedicated teen time and activities for fun on their terms.

Property Descriptions

We currently operate, manage and/or have entered into licensing arrangements relating to the operation of 12 resorts, located in Wisconsin Dells, Wisconsin; Sandusky, Ohio; Traverse City, Michigan; Kansas City, Kansas; Sheboygan, Wisconsin; Williamsburg, Virginia; Pocono Mountains, Pennsylvania; Niagara Falls, Ontario; Mason, Ohio; Grapevine, Texas; Grand Mound, Washington and Concord, North Carolina.

Great Wolf Lodge — Wisconsin Dells, Wisconsin

Our Great Wolf Lodge, located on 16 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by our predecessor company in 1999. In October 2005, we sold this resort to a joint venture with CNL. In August 2009, we sold all of our interest in the joint venture to CNL. We continue to manage and license this resort under long-term arrangements.

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

Great Wolf Lodge of Wisconsin Dells has 308 guest suites, with an additional 77 third-party owned, one to four bedroom condominium units located adjacent to the resort, on a six-acre land parcel, and an approximately 76,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities, such as an animated two-story Clock Tower and fitness center.

Great Wolf Lodge — Sandusky, Ohio

In March 2001, we opened our Great Wolf Lodge in Sandusky, Ohio. In October 2005, we sold this resort to our joint venture with CNL. In August 2009, we sold our interest in that joint venture to CNL. We currently manage the Sandusky resort under a short term management agreement that expires on December 31, 2010.

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

The resort occupies approximately 36 acres of the site. We have leased a portion of the excess land to an entity who has opened a restaurant on this site. We may sell or lease a portion of the remaining excess land as out-lots and retain the remaining acreage to support future expansion of the resort.

Great Wolf Lodge of Williamsburg has 405 guest suites and an approximately 67,000 square-foot indoor waterpark that includes our signature treehouse waterfort. It also includes a conference center that is

10,000 square-feet. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, minigolf, gr8_space, an outdoor recreation area and approximately 11,000 square feet of meeting rooms. The resort offers non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge — Pocono Mountains, Pennsylvania

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

Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 80,000 square-foot indoor waterpark that includes our signature treehouse waterfort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack shops, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, gr8_space, an outdoor recreation area and approximately 5,800 square feet of meeting rooms. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

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

In April 2006, the Great Wolf Lodge in Niagara Falls, Ontario, Canada opened. Niagara Falls is a popular family vacation destination. According to the 2009 Travel & Tourism Market Research Handbook, Niagara Falls attracts nearly 12 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; a one and three-quarter-hour drive from Kitchener, Ontario; a two and one-half-hour drive from London, Ontario; and a four and one-quarter-hour drive from Windsor, Ontario. According to Applied Geographic Solutions, Inc., there are approximately 8 million people in the United States and 9.6 million people in Canada, who live within 180 miles of the resort.

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

Great Wolf Lodge — Grapevine, Texas

In December 2007, we opened our Great Wolf Lodge in Grapevine, Texas, on a 51-acre site. Grapevine is a popular family destination featuring family-oriented attractions and recreational activities. The resort is less than a one-hour drive from both Dallas and Fort Worth, Texas. The Dallas and Fort Worth region is the 6th largest market area in the United States according to Nielsen Media Research Inc., and the resort has a higher population within a 60-mile radius than any other Great Wolf Lodge resort. The resort is also a three-hour drive from Oklahoma City, Oklahoma; a three and one-half-hour drive from Shreveport, Louisiana and Austin, Texas; and a four and one-half-hour drive from Houston and San Antonio, Texas. According to Applied Geographic Solutions, Inc., there are approximately 10.7 million people who live within 180 miles of the resort. The resort occupies approximately 30 acres of this site. We may sell a portion of the excess land as one or more out-lots.

Our Great Wolf Lodge of Grapevine, Texas, has 605 guest suites and an approximately 78,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, gr8_space and an outdoor recreation area. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. In December 2008, we opened an expansion of this resort which includes 27,000 square feet of additional meeting space.

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

Our Great Wolf Lodge of Chehalis, Washington, has 398 guest suites and an approximately 60,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, a full-service spa, game arcade, gift shops, MagiQuest, minigolf, gr8_space, an outdoor recreation area and an approximately 30,000 square-foot conference center. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge — Concord, North Carolina

In March 2009, we opened our Great Wolf Lodge in Concord, North Carolina on a 37-acre site. Concord is a popular family destination featuring family-oriented attractions and recreational activities. The Concord site is located 15 miles from downtown Charlotte at Exit 49 on Interstate 85. This freeway interchange is well known throughout the Carolinas mostly due to its main attraction draws, Lowe’s Motor Speedway and the Concord Mills shopping center. The resort is a less than one-hour drive from Charlotte, North Carolina; a one and one-half hour drive from Greensboro/Winston-Salem, North Carolina; a two-hour drive from Columbia, South Carolina; and a two and one-half-hour drive from Raleigh and Asheville, North Carolina. According to Applied Geographic Solutions, Inc., there are approximately 14.7 million people who live within 180 miles of the resort.

Great Wolf Lodge of Concord, North Carolina has 402 guest suites and approximately 97,000 square feet of indoor entertainment, including an 84,000 square foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, game arcade, gift shops, MagiQuest, minigolf, gr8_space an outdoor recreation area and an approximately 20,000 square-foot conference center. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Business and Growth Strategies

Our primary business objective is to increase long-term stockholder value by executing our growth strategies, which include:

•	Leveraging Our Competitive Advantages and Increasing Domestic Geographic Diversification through a Licensing-Based Business Model and Joint Venture Investments in Target Markets. We are seeking to grow our business and diversify our domestic geographic brand footprint in a capital-efficient manner primarily through a licensing-based business model. This business model is designed to further exploit our competitive advantages of being the first-mover in the indoor waterpark resort business, our strong brand equity and our waterpark resort management expertise by seeking opportunities to earn fees through licensing our brand and managing new resorts that are constructed and developed primarily by third-party owners. We may also seek to make minority investments in joint ventures that own most of the licensed resorts in order to share in any equity appreciation and profits of those resorts. Our proposed transaction to license and manage a new Great Wolf Lodge resort near the Galleria at Pittsburgh Mills is an example of a typical transaction under this strategy. We expect this business model to allow us to deploy our capital resources more efficiently, reduce our overall leverage and diversify our operations geographically, since we will not be fully responsible for the construction and ownership of the licensed resorts, and will generally not be required to incur associated mortgage or construction debt. In addition, this business model is designed to allow us to more quickly expand domestically, reducing our sensitivity to economic conditions affecting any single region.

•	Expanding Our Brand Footprint Internationally. We also expect to use our licensing-based business model to efficiently expand our business internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we will seek to enter into license and/or management agreements with reputable companies that have local market knowledge in order to increase revenues and expand the international footprint of our Great Wolf Lodge brand. We may also seek to make strategic minority joint venture investments in the licensed resorts in order to share in the profits and equity appreciation of the resorts. We believe this model is the most efficient strategy for international expansion, since it enables us to leverage the local expertise of our joint venture partners while minimizing our capital investment.

•	Selective Sales of Ownership Interests/Recycling of Capital. We will selectively consider opportunities to sell partial or whole interests in one or more of our owned and operated properties, as we did in our CNL joint venture. We intend to continue to manage and/or license our Great Wolf Lodge branded resorts, and we will consider transactions that allow us to maintain our management/licensing agreement at a resort while realizing value through our selective sales. In those situations, we expect to recycle capital generated by such transactions for investment in future growth opportunities.

•	Expanding and Enhancing Existing Resorts. We will seek to continue to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending and meet our target returns, including non-water based attractions. We also intend to continue to evaluate incremental revenue-generating opportunities, such as expanding the number of rooms at certain of our resorts.

•	Continuing to Innovate. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention. We are currently exploring several new concepts that, we believe, will allow us to generate additional revenue without requiring significant capital investment. Among these concepts is an adaptive re-use model, pursuant to which we would license the right to use entertainment features currently used in Great Wolf resorts to existing, full-service hotels, featuring family-oriented activities. While these concepts are still in the initial stages of development, we are seeking to innovatively extend our brand and to take these concepts to market.

•	Maximizing Total Resort Revenues. We will continue to employ aggressive yield management techniques and effectively direct sales and marketing efforts to maximize occupancy and room rates at both our owned and managed resorts. During off-peak times (generally in May and September, and during the middle of weeks when schools are in session), we will seek to maintain higher occupancy by holding special events and targeting group sales and conferences. We will also seek to maximize other on-site revenue, such as food and beverage, entertainment and merchandise revenue through themed restaurants, ice cream shops, snack shops, adult and kids spas, gift shops, game arcades, MagiQuest, mini-golf and teen-themed areas. We have also entered into a number of co-marketing agreements with strategic partners and expect to enter into additional co-marketing agreements in the future in order to increase other revenue.

•	Minimizing Total Resort Costs. We will seek to reduce operating costs by leveraging our purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. By centralizing certain of our services, we also seek to reduce our per-unit costs, increasing our control over those services in order to deliver a greater quality of service to our customers. Our centralized reservations system is scalable and, together with our web-based reservations system, enables us to efficiently handle high reservation volumes and which we expect to require only limited additional incremental costs over the next several years as we increase our portfolio of resorts.

•	Building Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is recognizable by our customers because of our distinctive and easily identifiable theming, from our signature treehouse waterfort, to our mascots and distinctive logos and merchandise. We believe we have fostered strong customer and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

Our Competitive Strengths

We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in North America. Our competitive strengths include:

Strong barriers to entry with an established first mover advantage.  We strive to be the first operators of family entertainment resorts featuring indoor waterparks in our selected target markets, and our resorts have typically been the first resorts to open in their respective markets. Our experience in establishing 12 family-focused resorts and the economies of scale resulting from our current operation of multiple resorts provide us with the ability to move into a selected target market quickly. We believe there are significant barriers to entry in our industry segment that discourage others from developing similar resorts, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a challenging, multi-year permitting process. A new Great Wolf Lodge resort typically costs in excess of $120,000 and takes from one to three years to develop and permit, and an additional 18 months or more to build. We believe that the combination of our first mover advantage, existing economies of scale and the significant barriers to entry in our target markets provide us with a competitive advantage.

Strong brand name awareness.  Our Great Wolf Lodge brand name is well recognized in our industry. We are the largest owner, licensor and operator of family entertainment resorts with indoor waterparks in North America based on the number of resorts in operation. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our signature treehouse waterfort, to our mascots and recognizable logos and merchandise. We believe that our strong brand awareness has helped foster strong customer and brand loyalty, which is evidenced by high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

Resilient business model.  Our business model generally targets customers within a three-hour driving radius of our resorts. We believe recent vacation trends favor our business model as families increasingly choose to take shorter, more frequent vacations within driving distance of their homes. We are well positioned to continue to take advantage of these trends. We also believe that our resorts offer a high-quality vacation at an affordable price, which appeals to families during all stages of the economic cycle. We believe our resorts are less affected by changes in the economic cycle than are other vacation destinations, as drive-to destinations are generally less expensive and more convenient than destinations that require air travel. For the year ended December 31, 2009, Great Wolf Resorts’ same store revenue per available room, or RevPAR, decreased 5.2% in constant dollar terms versus a 16.7% RevPAR decrease for the overall U.S. hotel industry, according to Smith Travel Research data. We also believe we have a strong opportunity to increase group demand from our current levels as we increase utilization of the meeting space at several of our newer resorts.

Positioned for economic recovery.  During the past two years we have positioned our business to benefit in an economic recovery. Each of our resorts has completed construction, and we have no current development exposure. We have also strengthened our capital structure, extending our near-term maturing debt so that we have no debt maturities until mid-2011. Additionally, we have taken steps to sell non-core assets. In August 2009, we closed on the sale of our 30.26% interest in the Great Wolf Lodge properties in Wisconsin Dells, WI and Sandusky, OH. All of these steps have allowed us to focus on our core operations, eliminate development risk from our portfolio and improve cash flows.

Extensive customer database through a centralized service center drives repeat and referral business.  Since 1997, we have accumulated an extensive customer database, which allows us to market directly to our customers and drive repeat and referral business. Despite the recent economic downturn, our repeat and referral business has continued to grow, which we believe is a testament to the quality of our business. For the year ended December 31, 2009, 61% of our business came from repeat and referral guests.

In addition, by centralizing certain of our services, we focus on decreasing our per-unit costs. Centralized services provide operational efficiency, increasing our control over those services and positioning ourselves to deliver a higher quality of service to our customers. For example, our central reservations call center operates every day of the year and accepts reservations for our resorts. The call center also has the capacity to efficiently handle high call volumes and should require limited incremental costs over the next several years as we grow our portfolio. We have also increased the efficiency and functionality of our web-based online reservations system, which we expect to allow us to further efficiently handle an increasing volume of guest reservations with limited incremental costs.

Near-term growth from select resort expansions and openings.  In March 2009, we completed construction of the Great Wolf Lodge in Concord, North Carolina. The resort features 402 guest suites and approximately 97,000 square feet of indoor entertainment, including an 84,000 square foot indoor waterpark. The resort also offers a number of revenue-enhancing amenities and an approximately 20,000 square-foot conference center. In addition, our Grapevine, Texas resort completed an expansion in January 2009 that includes 203 additional guest suites and 27,000 square feet of additional meeting space. We expect that our results should benefit in the near term from the stabilization of our Concord, resort and the additional guest suites and meeting space at our Grapevine, resort.

Strategic transition to a license and management model.  We anticipate that our future development projects will be structured as joint ventures or 100% license and management projects. This strategic shift is designed to allow more efficient use of capital as we expand our operation while continuing to leverage our brand, business model and operating expertise. In addition, we believe that numerous opportunities exist to partner with owners of existing hotels and resorts with indoor waterparks that are in need of management expertise.

Several development projects under letter of intent.  We have entered into non-binding letters of intent with regard to a number of projects at various stages of development, including proposed joint venture projects to develop Great Wolf Resorts with one or two partners while only contributing a minority of the total equity for the project. If we choose to move forward with any such projects, we will seek to construct these resorts through joint ventures and manage them after opening in return for development, management, marketing and licensing fees to be paid to us. We plan to pursue these proposed projects as financing availability permits. We have previously entered into resort ownership joint ventures with Paramount Parks, CNL Lifestyle Properties and The Confederated Tribes of the Chehalis Reservation, and we are actively exploring potential joint venture arrangements for future properties.

Significant portfolio of product offerings that increase ancillary on-site revenues.  Our resorts feature a number of proprietary and branded products and entertainment options that increase ancillary on-site revenues and distinguish our resorts’ self-contained vacation experience. These products include Buckhorn Exchangetm gift shop, Elements Spa and Salon, Youkon Jack’stm Game Parlor, Northern Lights Arcadetm, Cub Clubtm, Scooops® Kid Spa, remote control car racing and miniature golf. Nine of our resorts feature a MagiQuest attraction, an interactive, live-action, fantasy adventure game that guests can play throughout the resort. Additionally, four of our resorts feature an approximately 1,000 square foot interactive family tech center, gr8_spacetm, which features multiple computer stations offering Internet access, docking stations for digital music players and multiple gaming stations. We believe that these ancillary products will continue to drive additional revenues and enhance the guest experience and brand loyalty.

International growth opportunities.  We believe that our Great Wolf Lodge brand could be successfully leveraged in certain international markets. We are currently discussing opportunities with potential international partners to build Great Wolf Lodge resorts beyond North America. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we are seeking to enter into licensing and/or management agreements with experienced companies that have local market knowledge in order to increase revenues and expand the reach of our Great Wolf Lodge brand.

Continual innovation.  We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention. We are currently exploring several new concepts that, we believe, will allow us to generate additional revenue without requiring significant capital investment. Among these concepts is an adaptive re-use model, pursuant to which we would license the right to use entertainment features currently used in Great Wolf resorts to existing, full-service hotels, featuring family-oriented activities. While these concepts are still in the initial stages of development, we are seeking to innovatively extend our brand and to take these concepts to market.

Strong management team with skilled resort level staff.  Our senior management team includes five individuals who are responsible for our strategic direction and have an average of seven years of experience with Great Wolf Resorts and eighteen years of industry experience. Our executive management has significant experience in the hospitality, family entertainment and real estate development industries and has significant expertise in operating complex, themed family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including what we believe is a positive and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb customer experience and helping to assure that our guests fully enjoy their family vacations.

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

Our History

We were formed in May 2004 to succeed the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc. and a number of its related entities, which we refer to collectively as Great Lakes. Our initial public offereing occurred shortly after our formation, and we are listed on the NASDAQ Global market under the ticker symbol “WOLF.” Great Lakes had developed and operated hotels since 1995. In 1999, Great Lakes began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, WI and developing the Great Wolf Lodge in Sandusky, OH, which opened in 2001.

Industry Overview

We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, WI, and has evolved there since 1987. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept, including the Wilderness Hotel & Golf Resort, Treasure Island, Raintree Resort, Kalahari and the Great Wolf Lodge (formerly known as the Black Wolf Lodge), which our predecessor company purchased in 1999.

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

No standard industry definition for a family entertainment resort featuring an indoor waterpark has developed. A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2009 indicates that there are 139 open indoor waterpark resort properties in the United States and Canada. Of the total, 48 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 48 properties, 11 are Great Wolf Resorts properties. Most of our resorts are located in well-established, traditional drive-to family vacation destinations, allowing us to leverage the popularity of these destinations by offering a complementary entertainment option to existing venues and a high-quality family resort alternative. In addition, many of these destinations offer beaches, theme parks, waterparks, amusement parks and many other forms of outdoor activities that are only available on a seasonal basis. Within our enclosed resort environment, our guests can enjoy a total resort experience year round, regardless of weather conditions.

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

Development Criteria

If and to the extent we are involved in the development process for new resorts, we choose or suggest sites for the development of new resorts by considering a number of factors, including:

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

Based upon these factors, we have identified over 50 domestic markets as potential locations for our resorts. However, if we choose to pursue a development in the future, we will likely work with a joint venture partner in order to limit our required equity contribution and enhance our fee revenues, including development, management and licensing fees.

Once we have identified a market that meets our development criteria, we search for potential sites to recommend to a potential licensor or joint venture partner. Acceptable sites may be difficult to find in some areas. We perform initial analyses of the permitting process and access to utilities before acquiring a sufficient amount of land from one or more landowners. Based upon the target customer base of the market, we develop initial specifications for the resort, such as the number of guest suites and size of the indoor waterpark and other amenities. We also formally begin the potentially lengthy and difficult process of obtaining the necessary approvals and permits from the appropriate local governmental bodies, including the necessary water rights and environmental permits. Once the permitting process is complete, we or the joint venture that owns the resort, secures financing for the project and begin construction on the resort. This overall development process generally takes from two to four years or longer from identification of a market to completion of a resort.

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

A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2009 indicates that there are 139 open indoor waterpark resort properties in the United States and Canada. Of the total, 48 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 48 properties, 11 are Great Wolf Resorts properties.

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

In several of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. However, in Wisconsin Dells, Wisconsin, where indoor waterpark resorts were first introduced, there are approximately 16 other resorts and hotels with some type of indoor water-related activity or amenity. As a result, we face significant competition from both lower priced, un-themed, waterparks and larger, more expensive waterparks with thrill rides and other attractions in the Wisconsin Dells market. While the Wisconsin Dells market has a significant number of resorts with indoor waterparks, we believe the competitive landscape in that small, regional market is not representative of the competition we may face as we further expand our portfolio of resorts. The vast majority of indoor waterpark resorts in Wisconsin Dells are family-owned or privately operated businesses that have yet to develop additional resorts outside of Wisconsin Dells. In addition, we believe our ability to compete effectively in this highly competitive market will enable us to more effectively compete in other markets where we may not be the only family entertainment resort. In addition to Wisconsin Dells, we face direct competition from other indoor waterpark destination resorts in the Sandusky, Traverse City, Kansas City, Williamsburg, Pocono Mountains and Mason areas.

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

We are subject to both federal and state environmental laws and regulations, including laws and regulations governing the discharge of water from our waterparks. Specifically, under the requirements of the Federal Clean Water Act, we must obtain National Pollutant Discharge Elimination System permits from the Environmental Protection Agency or from the state environmental agency to which the permit program has been delegated for discharges into waterways and comply with the permit terms regarding wastewater quality and discharge limits. Such permits must be renewed from time-to-time, as required by regulation, and additional capital expenditures for wastewater treatment systems associated with the renewal of our water discharge permits may be required. Importantly, changes in federal or state legislation or regulations could impose more stringent release standards with which we would have to comply. Currently, our resort in the Pocono Mountains is our only property subject to such laws and regulations governing the discharge of water and we intend to comply with these laws and regulations as we operate that property.

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

On occasion, we may elect to develop properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities, and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin, where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, all work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible; however, that our efforts have not identified all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance, as well as commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. Changes in the insurance market over the past few years may have increased the risk that affordable insurance may not be available to us in the future.

While our management believes that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We have registered, applied for the registration of or claim ownership of a variety of service marks, copyrights and trademarks for use in our business, including Blue Harbor Resort, Great Wolf Lodge, Great Wolf Resorts, gr8_space, KidCabin and Scooops Kid Spa in the United States and, where appropriate, in foreign countries. There can be no assurance that we can obtain the registration for the marks where registration has been sought. We are not aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Employees

As of December 31, 2009, we had approximately 200 corporate employees, including our central reservations center employees, and approximately 4,600 resort-level employees, approximately 1,900 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good.

Offices

We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 1,400 square feet of office space in Woodbridge, Virginia and approximately 2,700 square feet of office space in Lorain, Ohio. We believe these facilities are adequate for our current needs.

Domestic and Foreign Operations

We have derived a portion of our revenues from licensing fees, management fees, construction management fees and central reservations fees paid by the Great Wolf Lodge resort located in Niagara Falls, Ontario, Canada. During 2009, 2008 and 2007, the total revenue we received from U.S. operations was $262,543, $243,041 and $185,015, respectively, and the total revenue from Canadian operations was $1,489, $2,497 and $2,565, respectively. We receive no revenue from any foreign country other than Canada. We have no long-lived assets located outside of the United States.

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

Risks Related to Our Business Activities

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

The United States economy has undergone a major recession, and the future economic environment may continue to be less favorable than that of recent years. This recession has and could further lead to reduced consumer and commercial spending in the foreseeable future. The hospitality industry has experienced significant downturns in connection with declines in general economic conditions. For example, we believe that lower than expected occupancy and average daily room rates in recent periods at our Traverse City, Sandusky and Sheboygan resorts are due, in part, to the adverse economic conditions in the regions in which these resorts are located. Declines in consumer and commercial spending have driven us and our competitors to reduce pricing, which has had a negative impact on our results of operations. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we cannot accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy.

Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past two years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through 2009 as consumers experienced several negative economic impacts, including:

•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	an increased national unemployment rate;

•	a continuing decline in the national average of home prices and an increase in national foreclosure rates; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2009.

These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. A sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our business, financial condition and results of operations.

The United States equity and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. In particular, the market for securitized debt (which we have used in the past for certain financing transactions) has been dramatically reduced over the past two years. Continued uncertainty in the equity and credit markets may negatively impact our ability to access additional short-term and long-term financing, including future debt securitization transactions and construction financing, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A continued downturn in the equity or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

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

We may not be able, by ourselves or with others, to develop new resorts or further develop existing resorts on a timely or cost efficient basis, which would adversely affect our growth strategy.

As part of our growth strategy, we currently intend to develop, or license others to develop, additional resorts or possibly further expand certain of our existing resorts. Development involves substantial risks, including the following risks:

•	development costs may exceed budgeted or contracted amounts or may exceed available capital;

•	increases in the costs of materials or supplies used in construction of our resorts;

•	changes in applicable building codes, construction materials, labor costs or construction methodologies may increase development costs;

•	delays in architectural or other design-related services, or in the commencement or completion of construction;

•	failure to obtain all necessary zoning, land use, occupancy, construction, operating and other required governmental permits and authorizations;

•	changes in real estate, zoning, land use, environmental and tax laws;

•	unavailability of financing on favorable or any terms;

•	failure of developed properties to achieve desired revenue or profitability levels once opened;

•	negative changes in the local markets, the local competitive environment or in local economic conditions that occur between the commencement of development and the completion of the resort;

•	scarcity of suitable development sites, due to existing development, physical limitation or competition for sites from competitors that may have greater financial resources or risk tolerance than we do or other factors; and

•	incurrence of substantial costs in the event a development project is abandoned or modified prior to completion.

In particular, resort construction projects entail significant risks, including shortages of design and construction expertise, materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference, floods and unanticipated cost increases. There are also a limited number of suppliers and manufacturers of the equipment we use in our indoor waterparks. We may not be able to successfully manage any future development to minimize these risks, and present or future developments may not perform in accordance with our previous developments or our expectations. The failure to successfully develop our new resorts could have a material, adverse effect on our growth strategies and our business, financial condition and results of operations.

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

Many of our markets have become more competitive in the past five years, including in particular our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Williamsburg, Pocono Mountains and Mason markets.

We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators are developing family entertainment resorts with indoor waterparks that will compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, new or existing competitors may significantly reduce their rates, as they have in the past, or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides”, in markets in which we operate. Such events could materially adversely affect our business and results of operations.

We have a history of losses and we may not be able to achieve or sustain profitability.

We incurred net losses for the previous six fiscal years. We cannot guarantee that we will become profitable. Even if we do become profitable, given the increasing competition in our industry, current economic conditions and capital-intensive nature of our business, we may not be able to sustain or increase any profitability we may achieve in the future on a quarterly or annual basis, and our failure to do so could adversely affect our business and financial condition.

We may not be able to achieve or manage our expected growth, which could adversely affect our operating results.

Since 1999, we have experienced substantial growth as we have grown from one resort to our current portfolio of 12 resorts at December 31, 2009. We intend to continue to develop additional resorts and manage additional licensed resorts owned either by joint ventures in which we have an equity interest or by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to achieve and/or manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the loss of or failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

We currently have one resort located outside of the United States, and international expansion may cause the proportion of our international business to expand. Many factors affecting business activities outside the United States could adversely impact this business.

We currently have a licensing arrangement with a resort in Canada, and our international expansion plan is to license and/or manage additional resorts that are located in foreign countries and are wholly-owned or principally owned by third parties.

Factors that could affect our international business will vary by region and market and generally include:

•	instability or changes in social, political and/or economic conditions that could disrupt the trade activity in the countries where our resorts are located;

•	the imposition of additional duties, taxes and other charges on imports and exports;

•	changes in foreign laws and regulations;

•	any inability to enforce contracts or intellectual property protections under the laws of the relevant jurisdiction;

•	the availability of qualified labor and other resources in the relevant region;

•	potential and actual international terrorism and hostilities;

•	the adoption or expansion of trade sanctions or other similar restrictions;

•	tax laws and other regulations that may impede our ability to receive revenues from international resorts;

•	recessions in foreign economies or changes in local economic conditions; and

•	changes in currency valuations in specific countries or markets.

The occurrence or consequences of any of these risks could affect our ability to operate in the affected regions, which could have a material, adverse effect on our growth strategies and our financial results.

Accidents or injuries at our resorts, particularly in our waterparks, may subject us to liability, and accidents or injuries at our resorts or at competing resorts with waterparks could adversely affect our safety reputation and ability to attract customers, which would harm our business, financial condition and results of operations.

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

If accidents or injuries occur at any of our resorts, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but we cannot be certain that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. The liability insurance carried by Great Lakes prior to our initial public offering (IPO) may not be adequate or available to cover any liability related to incidents occurring prior to our IPO. Our business, financial condition and results of operations would be adversely affected to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

Our business is seasonal and largely dependent upon family vacation patterns, which may cause fluctuations in our revenues.

Since most families with young children choose to take vacations during school breaks and on weekends, our occupancy is highest on the weekends and during months with prolonged school breaks, such as the summer months and spring break weeks in March and April. Our occupancy is generally lowest during May and September as children return to school following these prolonged breaks. As a result of these family vacation patterns, our revenues may fluctuate. We may be required to enter into short-term borrowings in slower periods in order to offset such fluctuations in revenues and to fund our anticipated obligations. In addition, adverse events occurring during our peak occupancy periods would have an increased impact on our results of operations. We may not be able to secure short-term borrowing on favorable terms, or at all. A failure to compensate adequately for seasonality could have a material, adverse effect on our financial condition and business operations and could severely limit our expansion plans.

We may not be able to attract a significant number of customers from our key target markets, which would adversely affect our business, financial condition and results of operations.

Our strategy emphasizes attracting and retaining customers from the local, or drive-to, markets within a convenient driving distance from each of our resorts. Any resorts we develop or manage in the future are similarly likely to be dependent primarily on the markets in the immediate vicinity of such resorts. Regional economic difficulties, such as the issues affecting domestic automotive manufacturers and the related impact in Michigan and surrounding areas, may have a disproportionately negative impact on our resorts in the affected markets. In addition, because we are dependent to a large extent on customers who drive to our locations, a significant increase in the price of gasoline in our local markets or nationally may also increase the real or perceived cost of a vacation at our resorts and therefore have a negative effect on our ability to attract customers to our resorts. We may not be able to continue to attract a sufficient number of customers in our local markets to make our resort operations profitable. If we fail to do so, our business, financial condition and results of operations would be adversely affected.

Because we concentrate in a single industry segment, we may be adversely affected by a downturn in that industry segment.

Our assets and operations are concentrated in a single industry segment — family entertainment resorts. Our primary current strategy is to expand the number of our resorts and improve our existing resorts. Therefore, a downturn in the entertainment, travel or vacation industries, in general, and the family entertainment resort segment, in particular, could have an adverse effect on our business and financial condition.

Adverse changes in consumer spending habits may affect our growth, financial condition and results of operations.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting discretionary consumer spending such as employment, business conditions, interest rates and taxation. Recently, consumer spending has been adversely affected by economic conditions. Accordingly, our growth, financial condition and results of operations have been adversely impacted. Continued adverse developments affecting the local economies in our markets, the U.S. national economy or, as we expand internationally, economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence, continuing high rates of unemployment, further declines in housing prices or increases in foreclosure rates (particularly in our local markets), increased local or federal taxes, decreases in real or perceived wealth or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities, thereby materially and adversely affecting our growth strategies and our business, financial condition and results of operations.

Increases in operating costs and other expense items could reduce our operating margins and adversely affect our growth, financial condition and results of operations.

Increases in operating costs due to inflation and other factors may not be directly offset by increased room rates and other revenue. Increases in operating costs may also negatively affect the profitability of our licensed and managed resorts, which may therefore have a material, adverse effect on our license fee and management fee revenues as well as the value of our minority investments in such resorts. Our most significant operating costs are our labor, energy, insurance and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control.

Labor is our primary resort-level operating expense. As of December 31, 2009, we employed approximately 4,600 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the applicable minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

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

Most of our resorts are subject to real and personal property taxes. The real and personal property taxes on our resorts may increase or decrease as tax rates change and as our resorts are assessed or reassessed by taxing authorities. If property taxes increase and we are unable to pass these increased costs along to our customers through higher room rates and amenity costs, our financial condition and results of operations may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow, and there are a limited number of insurers that will underwrite coverage for resorts with indoor waterparks.

We maintain comprehensive liability, fire, flood (where appropriate) and extended coverage insurance with respect to our resorts with policy specifications, limits and deductibles that we believe are commercially reasonable for our operations and are available to businesses in our industry. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism, or losses related to the award of punitive damages in a legal action. Should an uninsured loss occur, we could lose both our investment in, and anticipated cash flow from, a resort (including cash flows from our license or management agreements). If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss or the amount of the loss may exceed our coverage for the loss. In addition, we may not be able to obtain insurance in the future at acceptable rates, or at all, and insurance may not be available to us on favorable terms or at all, including insurance for the construction and development of our resorts, especially since there are a limited number of insurance companies that underwrite insurance for indoor waterparks.

We or the principal owners of our licensed and managed resorts will be required to make certain capital expenditures to maintain the quality of our resorts, and the failure to make such expenditures could materially and adversely affect our brand equity as well as our business, our financial condition and results of operations.

Our resorts have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. The cost of such capital improvements could have an adverse effect on our financial condition and results of operations. Such renovations involve certain risks, including the possibility of environmental problems, construction cost overruns and delays, the possibility that we will not have available cash to fund renovations or that financing for renovations will not be available on favorable terms, if at all, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other entities. The owners of our licensed and managed resorts will face similar risks and capital expenditure requirements, and third-party owners or licensees may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our management or license agreements. If we or the owners of our licensed and managed resorts do not meet those capital expenditure needs, we may not be able to maintain the quality of our resorts. If we are unable to maintain the quality of our resorts, our brand equity and customer satisfaction will be negatively affected, thereby reducing our ability to grow our business, attract new customers and drive repeat and referral business, which could have a material and adverse effect on our business, financial condition and results of operations.

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

We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. There is no guarantee that our trademark registration applications will be granted. In addition, the trademarks that we currently use have not been registered in all of the countries in which we do, or intend to do, business and may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition.

We may not have taken all the steps necessary to protect our intellectual property in the United States and foreign countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and the risks related to foreign laws will increase as we expand internationally.

Because nine of our resorts derive a portion of their revenue and EBITDA from the MagiQuest attraction, if supplies, parts or maintenance and repair services for that attraction become unavailable, forcing us to close or reduce the operations of one or more of the attractions, it could have an adverse effect on our financial results and/or condition.

The MagiQuest attractions located in nine of our resorts provide a component of our overall revenue and EBITDA. Replacement parts, supplies, maintenance and repair services are also currently available only from a single supplier with whom we have a longstanding relationship and long-term supplies purchase agreements. The supplier currently owns patents that would likely prevent any other party from providing supplies or parts to us without a license from the supplier.

If the supplier becomes unwilling or unable to provide of these supplies and services, we may be unable to continue operating the MagiQuest attractions in one or more of our resorts unless and until the supplier’s unwillingness or inability is resolved, or another supplier is obtained, if possible, potentially at higher cost. Any temporary or permanent closure of the MagiQuest attractions in our resorts could have an adverse effect on our business, financial condition and result of operations.

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

We own significant amounts of real estate throughout the United States. A significant decline in real estate values could have an impact on our ability to readily generate cash flow from the real estate to meet our debt or other obligations or may require us to use a significant amount of cash to reduce our debt.

If we fail to maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our financial results and our stock price.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

We believe that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Sustained increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

With more than 4,800 employees, as of December 31, 2009, our profitability is substantially affected by costs of current medical benefits. In some recent years, we experienced significant increases in these costs as a result of factors beyond our control, including increases in health care costs. At least some of these factors continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, we cannot be certain that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

A failure to maintain good relationships with third-party property owners and licensees could have a material, adverse effect on our growth strategies and our business, financial condition and results of operations.

We manage and/or license four of our resort properties in which we have limited or no ownership interest, and under our license-based growth strategy, we plan to increase the number of such properties as we seek to expand our operations both domestically and internationally. The viability of our management and licensing business depends on our ability to establish and maintain good relationships with third-party property owners and licensees. Third-party developers, property owners and licensees are focused on maximizing the value of their investment and working with a management company or licensor that can help them be successful. The effectiveness of our management, the value of our brand and the rapport that we maintain with our third-party property owners and licensees impact our revenue streams from our management and license agreements. If we are unable to maintain good relationships with our third-party property owners and licensees, we may be unable to renew existing agreements or expand our relationships with these owners. Additionally, our opportunities for developing new relationships with additional third parties may be adversely impacted.

The nature of our responsibilities under our management agreements to manage each resort and enforce the standards required for our brands under both management and license agreements may be subject to interpretation and may give rise to disagreements in some instances. Additionally, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties such as us, which means, among other things, that property owners may assert the right to terminate management agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to negotiate or enforce our right to a termination payment that may not equal expected profitability over the term of the agreement. These types of disagreements are more likely during an economic downturn. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential joint venture partners but may not always be able to do so. Failure to resolve such disagreements may result in litigation. In addition, the terms of our management agreements and license agreements for some of our facilities are influenced by contract terms offered by our competitors, among other things. Our current arrangements may not continue, and we may not be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today. Finally, we are dependent on the cooperation of the owners or principal owners of our licensed and managed resorts in the development of new resorts and in the renovation of existing resorts. The failure to retain or renew management and licensing agreements or the failure of owners to develop resorts as agreed or on schedule or to make necessary capital expenditures may cause disruptions to our business plan and growth strategies and have a material, adverse effect on our business, financial condition and results of operations.

We are dependent on the owners of the resorts we manage and license to fund certain operational expenditures related to those resorts, and if such funds are untimely or not paid, we are required to bear the cost.

We incur significant expenditures related to the management of our managed resorts, including salary and other benefit related costs and business and employee related insurance costs for which we are reimbursed by the resort owners. In the normal course of business, we make every effort to pay these costs only after receiving payment from an owner for such costs. However, to the extent an owner would not be able to reimburse these costs, due to a sudden and unexpected insolvency situation or otherwise, we would be legally obligated to pay these costs directly until such time as we could make other arrangements. Although we would make every effort to eliminate these costs prior to the point at which an owner could not reimburse us and we would continue to pursue payment through all available legal means, our results of operations and financial condition could be adversely affected if we were forced to bear those costs.

Investing through partnerships or joint ventures may decrease our ability to manage risk, and our license fee and management fee revenue streams, as well as any joint venture equity investments, are subject to property-level indebtedness and other risks.

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

Furthermore, all of our current managed resorts are subject to mortgage or construction indebtedness, which must be serviced by the entities owning those resorts. Future licensed or managed resorts will also likely be subject to such indebtedness. The principal owner of a licensed or managed resort may cause the entity owning the resort to incur indebtedness that may exceed the amount of debt the resort can service. In the event of a failure to service property-level indebtedness that results in a sale or foreclosure, our license and management agreements may be terminated, and any joint venture equity investment we have made in the owner will likely be lost. The loss of these agreements or investments could have a material and adverse effect on our business, financial condition and results of operations.

Under certain circumstances, our license and management agreements may be terminated by the property owners due to the sale of the property or other reasons. The termination of our current or future license or management agreements would reduce our revenues and have a material adverse effect on our business, financial condition and results of operations.

Because the land used by two of our resorts are subject to ground leases, termination of these leases by the lessors could cause us to lose the ability to operate these resorts altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying two of our resorts (Sheboygan, WI and Grand Mound, WA) are based upon our interest under long-term ground leases. Pursuant to the terms of the ground leases for these resorts, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2009, the terms of these ground leases (including renewal options) range from 48 to 93 years. Any pledge of our interest in a ground lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any resort subject to a ground lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

We are subject to the potential risks associated with concentration of our resorts under the Great Wolf Lodge brand and the brand image associated with each geographic location. A negative public image or other adverse event which becomes associated with our Great Wolf Lodge brand could adversely affect our business and revenues.

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

Some of our resort rooms are booked through Internet travel intermediaries, such as Expedia.com®, Travelocity.com®, and Priceline.com®, serving both the leisure and, increasingly, the corporate travel and group meeting sectors. These intermediaries attempt to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies apparently anticipate that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we plan to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through Internet intermediaries increases significantly, our business and profitability may be harmed.

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

We depend on a seasonal workforce.

Our resort operations are dependent in part on a seasonal workforce. In some cases, we hire documented foreign workers to fill certain staffing needs each season and utilize visas to enable the use of foreign workers. In addition, we manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not be necessary in the future. In addition, we cannot guarantee that visas necessary to hire foreign workers who are a source for some of the seasonal workforce will be available. Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

A regional, national or global outbreak of influenza or other disease, such as the recent international outbreak of influenza A (H1N1), could adversely affect our business and results of operations.

An outbreak of influenza or other communicable disease can impact places of public accommodation, such as our resorts. On June 11, 2009 the World Health Organization (WHO) raised its pandemic alert level, related to influenza A(H1N1), to Level 6, meaning that the disease has reached pandemic levels. In many areas, localized public-health measures have been implemented as a result of outbreaks of influenza A(H1N1), including travel bans, the closings of schools and businesses, and cancellations of events. These measures, whether implemented in connection with this or another outbreak of infectious disease, especially if they become more geographically widespread or sustained over significant time periods, or if public perception of the safety or desirability of visiting our resorts is adversely impacted by these measures or by media coverage of the outbreak, could materially reduce demand for our rooms and meeting spaces and, correspondingly, reduce our revenue, negatively affecting our business and results of operations.

Our future financial results could be adversely impacted by asset impairments or other charges.

We are required to test our intangible assets at least yearly for impairment or when circumstances indicate that the carrying value of those assets may be impaired. We are also required to test our long-lived assets (such as resorts) when circumstances indicate that the carrying value of those assets may not be recoverable.

Because of triggering events that occurred in the three months ended September 30, 2009 related to our Sheboygan resort, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we performed a recoverability test of this resort to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009.

The amount of any future annual or interim asset impairment charges could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Investments in Property and Equipment.” Any operating losses resulting from impairment charges could have an adverse effect on the market price of our securities.

We have identified certain material weaknesses in our internal controls.

During the first quarter 2010, we determined that it was necessary to restate previously issued financial statements because of errors that occurred during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. Due to the errors, we have made adjustments to restate the previously issued financial statements for the quarterly period ended September 30, 2009. Our management believes that the errors giving rise to the restatement occurred because of a variety of factors, including the complexity of the calculation of the valuation allowance on certain deferred tax assets and certain spreadsheet errors that were not detected in the related review and approval process. This control deficiency resulted in adjustments to the September 30, 2009 unaudited condensed consolidated financial statements. Accordingly, management has concluded that this control deficiency constitutes a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis. Any future restatement of our financial statements could have a material adverse effect on our company, the price of our common stock and our ability to access the capital markets. Additional scrutiny by regulatory authorities could result from the restatement of our financial statements. Scrutiny regarding financial reporting may also result in an increase in litigation, involving companies with publicly traded securities. There can be no assurance that any such litigation, either against us specifically or as part of a class, would not materially adversely affect our business or the price of our common stock.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information in our reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified pursuant to the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our 2009 fourth quarter. In making that evaluation, we considered matters relating to the restatement, including the related material weakness in our internal control over financial reporting. We concluded that our disclosure controls and procedures were not effective as of December 31, 2009. See Item 9A (Controls and Procedures) of this Annual report on Form 10-K for further discussion of these issues.

Risks Related to Regulation

Compliance with the Americans with Disabilities Act and other governmental regulations and changes in governmental rules and regulations may adversely affect our financial condition and results of operations.

Under the Americans with Disabilities Act of 1990 and the regulations promulgated thereunder, or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our resorts are substantially in compliance with these requirements, we have not conducted an audit or investigation of all of our resorts to determine our compliance. A determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. We cannot predict the ultimate cost of compliance with the ADA.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our ongoing operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, and of paying penalties, fines, assessments and the like related to non-compliance, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations. Specifically, the wastewater treatment plant at our Pocono Mountains resort is subject to numerous state, federal and other regulations. The cost of compliance with such regulations for penalties, remediation and other costs arising out of non compliance, can be large, as occurred in 2006 when we agreed to pay an assessment of approximately $800 and incurred other costs in excess of $1,000 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. In 2009, 2008 and 2007 we incurred other costs of $26, $276 and $320, respectively, to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges.

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

Regulation of the marketing and sale of condominiums could adversely affect our business.

We cannot be certain that prior or future sales of our condominium units will not be considered offers or sales of “securities” under federal law or the state law in the states where we desire to, or do, conduct sales or in which our properties are located. If such interests were considered to be securities, we would be required to comply with applicable state and federal securities laws, including laws pertaining to registration or qualification of securities, licensing of salespeople and other matters. We cannot be certain that we will be able to comply with the applicable state and federal securities requirements, and if the offers or sales of our condominium units are deemed to be (or have been) offers or sales of securities, such a determination may create liabilities or contingencies that could have an adverse effect on our operations and financial results, including possible rescission rights relating to the units that have been sold, which, if exercised, could result in losses and would adversely affect our business, financial condition and results of operations.

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

We have formed a wholly owned operating partnership to serve as the parent entity of each of our resort-owning entities. We are the limited partner of the partnership and the sole general partner of the partnership is a wholly owned subsidiary that we have formed for that purpose. We formed the operating partnership to provide flexibility for future transactions as we execute our growth strategy. We believe that the ability to issue limited partnership units may enable us to acquire assets from sellers seeking certain tax treatment, as accepting limited partnership units may allow a seller to defer the recognition of gain on a sale of real estate. Any additional operating partnership interests we issue may include preferred limited partnership units. Any partnership interests that we issue may be entitled to distributions of available cash that might otherwise be allocated to the execution of our business plan or generally available for future dividends, if any. In addition, any partnership interests may be convertible into our common stock, thus having a dilutive impact to our common stockholders, and may have voting or other preferential rights relative to those of our common stockholders.

Our stock price has been volatile in the past and may be volatile in the future.

On December 20, 2004, we completed our IPO. Trading markets after an initial public offering have often been extremely volatile. Since our IPO through December 31, 2009, our common stock has traded at a high of $25.88 and a low of $0.61. The following factors could cause the price of our common stock in the public market to continue to fluctuate significantly:

•	variations in our quarterly operating results;

•	changes in market valuations of companies in the hospitality or entertainment industries, generally, and the family entertainment resort segment, specifically;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of new properties, acquisitions or joint ventures, or our failure to announce new properties, acquisitions or joint ventures of a type or in a quantity deemed desirable by participants in the public market; and

•	expectations about macroeconomic condition.

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

Our certificate of incorporation, bylaws, employment agreements and Delaware corporate law contain provisions that could delay, defer, increase the costs of or prevent a change in control of us or our management that could be beneficial to our stockholders. Certain of these provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions:

•	authorize our board of directors to issue “blank check” preferred stock and determine the powers, preferences and privileges of those shares without prior stockholder approval;

•	prohibit the ability of our stockholders to act by written consent;

•	limit the calling of special meetings of stockholders;

•	impose a requirement that holders of 50% of the outstanding shares of common stock are required to amend the provisions relating to actions by written consent of stockholders and the limitations of calling special meetings; and

•	provide for payments to certain of our executive officers upon termination of employment within certain time periods before or after a change of control.

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

We and the owners and developers of our licensed and managed resorts may not be able to obtain additional financing on favorable terms, if at all.

We expect that we will require additional financing over time, the amount of which will depend on a number of factors, including the number of resorts we construct or improve, the amounts of our investments in joint ventures, additions to our current resorts and the cash flow generated by our resorts and management and licensing agreements. The terms of any additional financing we may be able to procure are unknown at this time. Our access to third-party sources of capital depends, in part, on some or all of the following:

•	general capital market conditions;

•	capital providers’ perception of our growth potential;

•	our then-current debt levels;

•	our then-current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.

The owners and developers of our licensed and managed resorts face similar risks, since they will require financing to construct and improve those resorts. Failure to obtain sufficient financing could have a material adverse effect on our growth strategies and on our business, financial condition and results of operations.

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

Our Traverse City and Kansas City mortgage loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. We believe that lock-box arrangement would require substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer would then use to fund debt service and operating expenses for the two resorts.

For the year ended December 31, 2009, the DSCR for this loan was 0.73. As a result, the loan servicer may choose to implement the lock-box cash management arrangement. We believe that such an arrangement, if implemented, would constitute a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, if the loan servicer were to establish the traditional lock-box arrangement now permitted under the loan, we believe we would be required to classify the entire outstanding principal balance of the loan as a current liability, since the lock-box arrangement would require us to use the properties’ working capital to liquidate the loan and we do not presently have the ability to refinance this loan to a new, long-term loan.

Issues affecting financial institutions could adversely affect financial markets generally as well as our ability to raise capital or access liquidity.

Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise necessary funding. The creditworthiness of many financial institutions may be closely interrelated as a result of credit, derivative, trading, clearing or other relationships among the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This may adversely affect the financial institutions, such as banks and insurance providers, with which we interact on a daily basis, and therefore could adversely affect our ability to raise needed funds or access liquidity.

Because we have guaranteed certain mortgage-related obligations of our subsidiaries, if one or more of our subsidiaries fail to meet its obligations under the mortgage, we may be required to satisfy such obligations and such an undertaking could have an adverse affect on our financial condition.

We have guaranteed monthly debt service payments for the loan on our Mason resort property. In addition, we have provided the lenders for the loan on our Mason resort property with a partial corporate guaranty and cross-collateralization on our Grapevine resort property, as additional collateral for the Mason loan. The cross-collateralization on the Grapevine property will remain in place until we make a $30,000 principal reduction of the Mason loan over the remaining life of that loan. Should there be certain liquidity-producing events, including the sale of majority-owned equity interests in any of our existing properties or the refinance of a mortgage loan on an existing property, we will be required to use 50 percent of the net proceeds towards the $30,000 mandatory principal reduction.

Great Wolf Resorts, Inc. has provided a $79,900 payment guarantee of the construction loan secured by our Concord resort property, which had an outstanding principal amount of $79,900 as of December 31, 2009 and is currently not subject to amortization. The loan requires monthly amortization payments on a 25-year basis beginning on September 30, 2010. The underlying cash flows from the Concord resort may not be able to satisfy the debt service obligations under the construction loan. In addition, the loan agreement contains various customary financial and operating debt compliance covenants, and the entity owning the Concord resort may not be able to comply with those covenants. Furthermore, we may be unable to refinance the construction loan, which matures in April 2012, on terms acceptable to us or at all. If the borrowers default under the loan agreement or if we are unable to refinance the loan prior to its maturity, Great Wolf Resorts, Inc. would be required to assume the obligations under the loan, including the payment of any outstanding debt amounts. While the property itself is subject to a mortgage to secure the construction loan, even in the event the property could be sold in a foreclosure to satisfy all or a portion of the outstanding debt, to the extent the proceeds of such sale are insufficient to satisfy the outstanding debt, we would be liable for the remaining outstanding amount.

Any default or failure to refinance as described above could therefore have a material, adverse effect on our financial condition and could materially reduce the amount of cash we have available to fund capital expenditures and growth initiatives, which could have a material, adverse effect on our business and results of operations.

We may be unable to generate sufficient cash and may not have access to the cash flow and other assets of our subsidiaries to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on the financial condition and operating performance of us and our subsidiaries, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We and our subsidiaries may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness. If the cash flows and capital resources of us and our subsidiaries are insufficient to fund our debt service obligations, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures or growth strategies, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Because we have guaranteed certain minimum payments related to our Sheboygan resort, if that resort does not generate sufficient cash flow to satisfy the minimum required payments, we may be required to satisfy such obligations and such an undertaking could have an adverse effect on our financial condition.

In connection with the construction of our Sheboygan, Wisconsin resort, Great Lakes entered into agreements with the City of Sheboygan and The Redevelopment Authority of the City of Sheboygan, Wisconsin (collectively, the City) whereby the City funded certain costs of construction. The City funded $4,000 toward the construction of the resort and related public improvements and $8,200 construction of a convention center connected to the resort.

In exchange for the $4,000 funding, Great Lakes guaranteed certain minimum real and personal property tax payments over a 14 year period totaling $16,400. Through transactions related to our IPO (collectively, the IPO Transactions), we assumed these guarantees. In exchange for the $8,200 funding, Great Lakes entered into a lease for the convention center with the City. Through the IPO Transactions, we assumed the lease. The initial term of the lease is 25 1/2 years with fifteen, five-year renewal options. Under the lease, we will satisfy repayment of the $8,200 funding by making guaranteed minimum room tax payments totaling $25,900 over the initial term of the lease. This obligation is also guaranteed by three former owners of Great Lakes.

The guaranteed minimum payments are calculated annually on a fiscal year basis throughout the 14-year and 25 1/2-year periods described above. For the year ended December 31, 2009, the resort did not generate the required minimum room tax amounts. As a result, we remitted an additional $400 to satisfy the minimum payments for that fiscal year. If we are required to fund similar shortfalls in either minimum room tax payments or real and personal property tax payments in the future, it may have an adverse effect on our business, financial condition and results of operations.

Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K, and other information we file with the Securities and Exchange Commission, or the SEC, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected performance and financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Great Wolf Resorts, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “might,” “will,” “could,” “plan,” “objective,” “predict,” “project,” “potential,” “continue,” “ongoing,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, competition in our markets, changes in family vacation patterns and consumer spending habits, regional or national economic downturns, our ability to attract a significant number of guests from our target markets, economic conditions in our target markets, the impact of fuel costs and other operating costs, our ability to develop new resorts in desirable markets or further develop existing resorts on a timely and cost efficient basis, our ability to manage growth, including the expansion of our infrastructure and systems necessary to support growth, our ability to manage cash and obtain additional cash required for growth, the general tightening in the U.S. lending markets, potential accidents or injuries at our resorts, decreases in travel due to pandemic or other widespread illness, our ability to achieve or sustain profitability, downturns in our industry segment and extreme weather conditions, increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage, our ability to protect our intellectual property, trade secrets and the value of our brands, and current and possible future legal restrictions and requirements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth above under the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and results of Operations.”

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law. Past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.

You should read this Annual Report on Form 10-K and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have nine family entertainment resorts in which we own an equity interest that are currently operating. Unless otherwise indicated, we own a 100% fee interest in these properties. We are organized into a single operating division. Within that operating division, we have two reportable segments in 2009:

•	resort ownership/operation, and

•	resort third-party management/licensing.

Information on our properties in which we own an equity interest included in our Resort Ownership/Operation segment is as follows:

•	Great Wolf Lodge of Traverse City is located on 48 acres in Traverse City, Michigan, of which 27 acres have been developed and 21 acres remain undeveloped.

•	Great Wolf Lodge of Kansas City is located on 17 acres in Kansas City, Kansas, all of which have been developed.

•	Blue Harbor Resort of Sheboygan is located on 12 leased acres in Sheboygan, Wisconsin, all of which have been developed.

•	Great Wolf Lodge of Williamsburg is located on 84 acres in Williamsburg, Virginia, of which 48 acres have been developed (2 of which are leased to another entity) and 36 acres remain undeveloped.

•	Great Wolf Lodge of the Pocono Mountains is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are developed and 50 acres remain undeveloped.

•	Great Wolf Lodge of Mason is located on 39 acres in Mason, Ohio. All 39 acres of this property are developed.

•	Great Wolf Lodge of Grapevine is located on 51 acres in Grapevine, Texas, of which 30 acres are developed and 21 acres remain undeveloped.

•	Great Wolf Lodge of Concord is located on 37 acres in Concord, North Carolina, of which 34 acres are developed and 3 acres may be subdivided and developed separately.

Information on our properties included in our Resort Third-Party Management/Licensing segment in which we own an equity interest is as follows:

•	Great Wolf Lodge of Grand Mound is located on 39 leased acres in Grand Mound, Washington. This property is owned by a joint venture of which we have a 49% minority interest and The Confederated Tribes of the Chehalis Reservation has a 51% majority interest.

For additional information regarding our resort properties see “Item 1. Business — Property Descriptions” above.

We lease approximately 13,800 square feet of office space for our corporate headquarters office and approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin. We also lease approximately 1,400 square feet of office space in Woodbridge, Virginia and approximately 2,722 square feet of office space in Lorian, Ohio. We believe these facilities are adequate for our current needs.

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

Our common stock is listed on The NASDAQ Global Market under the symbol “WOLF.” The following table sets forth for the quarters indicated the high and low per share closing sales prices as reported by The NASDAQ Global Market. As of February 19, 2010, we had approximately 200 shareholders of record.

	Stock Price
	High	Low

Fiscal 2008:
First Quarter	$9.94	$6.29
Second Quarter	$8.38	$4.34
Third Quarter	$6.40	$3.00
Fourth Quarter	$3.80	$0.61
Fiscal 2009:
First Quarter	$3.05	$1.26
Second Quarter	$3.80	$1.93
Third Quarter	$3.95	$2.04
Fourth Quarter	$3.88	$2.27
Fiscal 2010:
First Quarter through February 26, 2010	$2.69	$2.09

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

The following graph depicts a comparison of our total return to shareholders from January 1, 2005 through December 31, 2009, relative to the performance of (i) the NASDAQ 100 Index, (ii) the Russell 2000 Index and (iii) the Dow Jones U.S. Hotel Index. All indices shown in the graph assume an investment of $100 on December 20, 2004 and the reinvestment of dividends paid since that date. We have never paid cash dividends on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, are derived from our audited condensed consolidated financial statements.

Our consolidated financial information includes:

•	our subsidiary that provides resort development and management services and licenses certain intellectual property;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord operating resorts;

•	for all periods prior to October 2005, the Wisconsin Dells and Sandusky resorts; and

•	equity interests in resorts in which we have ownership interests but which we do not consolidate.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Statement of Operations and Comprehensive Loss:
Revenues:
Rooms	$154,751	$143,395	$112,261	$87,775	$73,207
Food, beverage and other	81,020	74,173	56,673	43,137	36,846
Sales of condominiums	—	—	—	—	25,862
Management and other fees	1,990	2,798	2,855	2,087	494
Management and other fees-affiliates	4,973	5,346	4,314	3,729	482
Other revenue from managed properties — affiliates(1)	17,132	19,826	11,477	11,920	2,524
Other revenue from managed properties(1)	4,166	—	—	—	—

Total revenues	264,032	245,538	187,580	148,648	139,415

Operating expenses by department:
Rooms	22,449	20,134	15,716	11,914	10,944
Food, beverage and other	65,341	59,949	48,300	35,923	31,407
Other operating expenses:
Selling, general and administrative	60,986	51,902	47,915	41,421	26,894
Property operating costs	37,788	37,086	30,555	23,217	24,798
Depreciation and amortization	56,378	46,081	36,372	25,903	26,248
Costs of sales of condominiums	—	—	—	—	16,780
Impairment loss on investment in affiliates	—	18,777	—	—	—
Goodwill impairment	—	17,430	—	50,975	—
Asset impairment loss	24,000	—	—	—	—
Loss on disposition of property	255	19	128	1,066	26,161
Other expenses from managed properties — affiliates(1)	17,132	19,826	11,477	11,920	2,524
Other expenses from managed properties(1)	4,166	—	—	—	—

Total operating expenses	288,495	271,204	190,463	202,339	165,756

Net operating loss	(24,463)	(25,666)	(2,883)	(53,691)	(26,341)
Gain on sales of unconsolidated affiliate	(962)	—	—	—	—
Investment income — affiliates	(1,330)	(2,187)	(667)	—	—
Interest income	(642)	(1,424)	(2,758)	(3,105)	(1,623)
Interest expense	34,072	27,277	14,887	7,169	6,728

Loss before income taxes and equity in unconsolidated affiliates	(55,601)	(49,332)	(14,345)	(57,755)	(31,446)
Income tax expense (benefit)	440	(11,956)	(5,859)	(8,764)	(7,199)
Equity in unconsolidated affiliates, net of tax	2,435	3,349	1,547	761	170

Net loss	(58,476)	(40,725)	(10,033)	(49,752)	(24,417)
Net loss attributable to non controlling interest	—	—	(452)	(502)	(4)

Net loss attributable to Great Wolf Resorts, Inc.	$(58,476)	$(40,725)	$(9,581)	$(49,250)	$(24,413)

Basic loss per common share	$(1.90)	$(1.32)	$(0.31)	$(1.63)	$(0.81)
Diluted loss per common share	$(1.90)	$(1.32)	$(0.31)	$(1.63)	$(0.81)
Weighted average common shares outstanding — Basic(2)	30,749,318	30,827,860	30,533,249	30,299,647	30,134,146

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Diluted(2)	30,749,318	30,827,860	30,533,249	30,299,647	30,134,146
Other comprehensive loss, net of tax:
Net loss	(58,476)	(40,725)	(10,033)	(49,752)	(24,417)
Unrealized (gain) loss on interest rate swaps	—	(387)	387	—	—

Comprehensive loss	$(58,476)	$(40,338)	$(10,420)	$(49,752)	$(24,417)
Comprehensive loss attributable to noncontrolling interest	—	—	(452)	(502)	(4)

Comprehensive loss attributable to Great Wolf Resorts, Inc.	$(58,476)	$(40,338)	$(9,968)	$(49,250)	$(24,413)

Cash Flows:
Cash flows from:
Operating activities	$12,215	$33,534	$29,751	$29,723	$17,788
Investing activities	(36,659)	(144,612)	(206,967)	(107,123)	(65,496)
Financing activities	31,126	106,712	99,035	119,396	23,081
Balance Sheet Data (end of period):
Total assets	$805,744	$840,061	$770,805	$683,439	$605,526
Total debt	550,071	507,051	396,302	289,389	168,328
Non-GAAP financial Measures:
EBITDA(3)	$31,791	$18,181	$32,305	$(28,221)	$(369)

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us.

(2)	Included in the total shares outstanding of our common stock are 11,765 shares (in 2008-2009) and 129,412 shares (in 2005-2007) held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	EBITDA is a non-GAAP performance measure. We define EBITDA as net income (loss) attributable to Great Wolf Resorts, Inc. on a consolidated basis, adjusted to exclude the following items:

•	interest expense, net of interest income,

•	income tax expense or benefit, and

•	depreciation and amortization.

Our management uses EBITDA: (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items directly resulting from our asset base (primarily depreciation and amortization) from our operating results; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions.

We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. We also present EBITDA because it is used by some investors as a way to measure our ability to incur and service debt, make capital expenditures and meet working capital requirements. We believe EBITDA is useful to an investor in evaluating our operating performance because: (i) a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with generally accepted accounting principles (GAAP); (ii) it is widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and (iii) we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base (primarily depreciation and amortization) from our operating results. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers.

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Net loss attributable to Great Wolf Resorts, Inc.	$(58,476)	$(40,725)	$(9,581)	$(49,250)	$(24,413)
Interest expense, net of interest income	33,430	25,853	12,129	4,064	5,105
Income tax expense (benefit)	459	(13,028)	(6,615)	(8,938)	(7,309)
Depreciation and amortization	56,378	46,081	36,372	25,903	26,248

EBITDA	$31,791	$18,181	$32,305	$(28,221)	$(369)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Great Wolf Resorts Inc. is a discussion of our financial condition, results of operations and liquidity and capital resources for the fiscal years ended December 31, 2009, 2008 and 2007 and should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere herein. Certain statements we make under this section constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” included elsewhere in this report. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” above as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report.

All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.

Overview

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

Business.  We are a family entertainment resort company and the largest owner, licensor, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge® and Blue Harbor Resorttm brand names and have entered into licensing arrangements with third-parties to operate resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

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

The following table presents an overview of our portfolio of resorts. As of December 31, 2009, we operate, manage and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other brands in appropriate markets.

					Indoor
			Number of	Number of	Entertainment
	Ownership Percentage	Opened	Guest Suites	Condo Units(1)	Area(2)
					(Approx. sq. ft.)

Wisconsin Dells, WI(3)	—	1997	308	77	102,000
Sandusky, OH(3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA(4)	100%	2005	405	—	87,000
Pocono Mountains, PA(4)	100%	2005	401	—	101,000
Niagara Falls, ONT(5)	—	2006	406	—	104,000
Mason, OH(4)	100%	2006	401	—	105,000
Grapevine, TX(4)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Concord, NC(4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009 we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2009. Four of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH and Grapevine, TX) each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2009.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2009 indicates that there are 139 open indoor waterpark resort properties in the United States and Canada. Of the total, 48 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 48 properties, 11 are Great Wolf Resorts properties.

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

Outlook.  We believe that no other operator or developer other than us has established a national portfolio of destination family entertainment resorts that feature indoor waterparks. Our resorts do, however, compete directly with other family entertainment resorts in several of our markets. We intend to continue to expand our portfolio of resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally.

The resorts we plan to develop, license and/or operate in the future require significant industry knowledge and substantial capital resources. Our external growth strategy going forward is to seek joint venture, licensing and management opportunities. We expect each of these joint venture arrangements would involve us having a minority or no ownership interest in the new resort. We believe there are opportunities to capitalize on our existing brand and operational platforms with lower capital requirements from us than if we were the sole or majority owner of the new resort.

Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary growth strategies are:

•	Leveraging our competitive advantages and increasing domestic geographic diversification through a license-based business model and joint venture investments in target markets;

•	Expanding our brand footprint internationally;

•	Selective sales of ownership interests/recycling of capital;

•	Expanding and enhancing existing resorts;

•	Continuing to innovate;

•	Maximizing total resort revenues;

•	Minimizing total resort costs; and

•	Building upon our existing brand awareness and loyalty.

In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These risks include those described under “Risk Factors — Risks Related to Our Business Activities” and “Risk Factors — Risks Related to Regulation.” We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.

Our business model is highly dependent on consumer spending, because the majority of our revenues are earned from leisure guests and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past two years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through 2009 as consumers experienced several negative economic impacts, including:

•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	an increased national unemployment rate;

•	a continuing decline in the national average of home prices and an increase in the national home foreclosure rate; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2009.

These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material adverse effect on our overall results. We develop resorts with expectations of achieving certain financial returns on a resort’s operation. The economic slowdown of the past two years has materially and adversely affected our ability to achieve the operating results on our resorts that we had expected to achieve when those resorts were first planned and developed. Also:

•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past few years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest source of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	Our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an adverse impact on the operating performance of our Wisconsin Dells resort.

•	We have experienced much lower than expected occupancy and lower than expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort. As described under “Critical Accounting Policies and Estimates — Investments in Property and Equipment,” we recorded a $24,000 impairment charge in 2009 relating to our Sheboygan resort. The impaired long-lived asset is included in our Resort Ownership/Operation segment.

•	Our Mason resort opened its first phase in December 2006 and has experienced lower than expected occupancy and lower-than-expected average daily room rates. We believe this is due, in part, to the opening of competitive properties in the region.

Our external growth strategies are based primarily on developing additional indoor waterpark resorts (in conjunction with joint venture partners) or by licensing our intellectual property and proprietary management systems to others. Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of construction financing.

Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors and/or developers may be more restrictive in the future and that terms of construction financing may be less favorable than we have seen historically. Although we believe that we and other investors and/or developers may be able to continue to obtain construction financing sufficient to execute development strategies, we expect that the more difficult credit market environment is likely to continue at least through 2010.

Revenue and Key Performance Indicators.  We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, depreciation and amortization, (EBITDA). Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the year ended December 31, 2009. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

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

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the year ended December 31, 2009, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.

We use RevPAR and Total RevPAR to evaluate the blended effect that changes in occupancy, ADR and Total RevPOR have on our results. We focus on increasing ADR and Total RevPOR because we believe those increases can have the greatest positive impact on our results. In addition, we seek to maximize occupancy, as increases in occupancy generally lead to greater total revenues at our resorts, and we believe maintaining certain occupancy levels is key to covering our fixed costs. Increases in total revenues as a result of higher occupancy are, however, typically accompanied by additional incremental costs (including housekeeping services, utilities and room amenity costs). In contrast, increases in total revenues from higher ADR and Total RevPOR are typically accompanied by lower incremental costs and result generally, in a greater increase in operating cash flow.

We also use EBITDA as a measure of our operational performance of each of our resorts. EBITDA is a supplemental financial measure and is not defined by accounting principles generally accepted in the United States (GAAP). See “Non-GAAP Financial Measures” below for further discussion of our use of EBITDA and a reconciliation to net loss attributable to Great Wolf Resorts, Inc.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The preparation of our consolidated financial statements and our financial reporting process involve the use of accounting estimates based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments.

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

We are required to make subjective assessments as to these useful lives for purposes of determining the amount of depreciation and amortization to record annually with respect to our investments in property and equipment. These assessments have a direct impact on our net loss because if we were to shorten the expected useful lives of our investments in property and equipment we would depreciate and amortize such investments over fewer years, resulting in more depreciation and amortization expense and a larger net loss on an annual basis. We periodically review the estimated useful lives we have assigned to our depreciable assets to determine whether those useful lives are reasonable and appropriate.

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

We have experienced much lower than expected occupancy and lower than expected average daily room rates at our Sheboygan resort since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag significantly behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort.

Because of triggering events that occurred in 2009 related to our Sheboygan resort, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we performed a recoverability test of this resort to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) in 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. Although we believe our estimated fair value for the resort is reasonable, the actual fair value we ultimately realize from this resort could differ materially from this estimate. The impaired long-lived asset is included in our Resort Ownership/Operation segment.

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

In 2008 we wrote off $17,430 of goodwill on our Kansas City and Mason resorts as the implied fair value of the goodwill, as discussed above, was deemed less than the carrying value. As of December 31, 2009 and 2008, we had no remaining goodwill balance.

	2009	2008

Balance as of January 1
Goodwill	$130,496	$130,496
Accumulated impairment losses	(68,405)	(50,975)
Goodwill related to sale of affiliate	(62,091)	(62,091)

	—	17,430
Impairment losses	—	(17,430)
Balance as of December 31
Goodwill.	130,496	130,496
Accumulated impairment losses	(68,405)	(68,405)
Goodwill related to sale of affiliate	(62,091)	(62,091)

	$—	$—

Intangible Assets — We are required to assess indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. To test indefinite-lived intangible assets for impairment, we compare the fair value of the intangible asset with its carrying amount. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles. We had no impairment losses related to intangible assets in any of the periods presented.

Our consolidated balance sheet as of December 31, 2009 reflects approximately $23,829 of intangible assets related to our Great Wolf Lodge brand name. This brand name intangible asset has an indefinite life.

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

In the fourth quarter of 2008, we concluded that continued adverse current and expected market conditions for our Wisconsin Dells and Sandusky resorts indicated that our minority investment in the joint venture that owns these resorts may be impaired. In early 2009, we concluded that the fair value of our investment in this joint venture, as discussed above, was less than its carrying value. As a result, we recorded an $18,777 impairment loss related to our 30.26% interest in the joint venture that owns the Wisconsin Dells and Sandusky resorts, as the implied fair value of the investment, as discussed above, was less than its carrying value. On August 6, 2009, we sold our 30.26% joint venture interest to CNL for $6,000.

We do not believe current circumstances indicate that the carrying value of our minority investment in the joint venture that owns our Grand Mound resort may be impaired. The carrying value of our 49% interest in our joint venture that owns the Great Wolf Lodge in Grand Mound is $27,484 as of December 31, 2009.

Accounting for Income Taxes.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record net deferred tax assets (primarily resulting from net operating loss carryforwards) to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (that could result from a sale of one or more of our resorts where there’s a sales price in excess of tax basis), tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred tax assets, we would establish a valuation allowance which would increase the provision for income taxes. Conversely, in the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In 2009 we determined that due to current conditions in the credit markets, real estate markets and our current financial position, the tax planning strategy we previously expected to generate substantial taxable income was no longer feasible. As a result, we recorded a valuation allowance of $23,008 in 2009, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

New Accounting Pronouncements

In April 2009, the FASB issued guidance on how to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments in interim and annual financial information for periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The adoption of this guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on codification and the hierarchy of Generally Accepted Accounting Principles. The Codification superseded all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The guidance is effective for interim quarterly and annual periods beginning July 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued guidance on measuring liabilities at fair value which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The guidance was effective for the first reporting period beginning after issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Non-GAAP Financial Measures

We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA consists of net income (loss) attributable to Great Wolf Resorts, Inc., eliminating (a) interest expense, net of interest income, (b) income tax expense or benefit and (c) depreciation and amortization.

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

We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with GAAP. Because depreciation and amortization are non-cash items, we believe that presentation of EBITDA is a useful measure of our operating performance;

•	it is widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results.

Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results;

•	for planning purposes, including the preparation of our annual operating budget;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of other acquisitions and dispositions.

Using a measure such as EBITDA has material limitations, including the following:

•	it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitment;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and our EBITDA-based measures do not reflect any cash requirements for such replacements or improvements;

•	it is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•	it does not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate these measures differently than we do, limiting their usefulness as competitive measures.

Because of these limitations, our EBITDA-based measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using our EBITDA-based measures along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in our EBITDA-based measures.

Our EBITDA-based measures are not intended as alternatives to net income (loss) as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using these measures. Our GAAP-based measures can be found in our consolidated financial statements and related Notes thereto, included elsewhere in this document.

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented.

	Year Ended December 31,
	2009	2008	2007

Net loss attributable to Great Wolf Resorts, Inc.	$(58,476)	$(40,725)	$(9,581)
Interest expense, net of interest income	33,430	25,853	12,129
Income tax expense (benefit)	459	(13,028)	(6,615)
Depreciation and amortization	56,378	46,081	36,372

EBITDA	$31,791	$18,181	$32,305

Results of Operations

General

Our financial information includes:

•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord wholly-owned resorts; and

•	our equity interests in the Wisconsin Dells and Sandusky resorts through August 2009, when we sold our minority ownership interests in those resorts, and our equity interest in Grand Mound resort in which we have an ownership interest but which we do not consolidate.

Revenues.  Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Operating Expenses.  Our departmental operating expenses consist of rooms, food and beverage and other department expenses.

Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.

Year Ended December 31, 2009 compared with Year Ended December 31, 2008

The following table shows key operating statistics for our resorts for the years ended December 31, 2009 and 2008:

	All Properties(a)	Same Store Comparison(b)
				Increase (Decrease)
	2009	2009	2008	$	%

Occupancy	59.0%	58.9%	61.9%	N/A	(4.8)%
ADR	$242.07	$235.14	$243.81	$(8.67)	(3.6)%
RevPAR	$142.79	$138.59	$151.02	$(12.43)	(8.2)%
Total RevPOR	$374.21	$359.79	$369.61	$(9.82)	(2.7)%
Total RevPAR	$220.74	$212.07	$228.95	$(16.88)	(7.4)%
Non-rooms revenue per occupied room	$132.14	$124.65	$125.80	$(1.15)	(0.9)%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties (other than properties that had significant expansions) that were open for the full periods in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Niagara Falls, and Mason resorts).

We believe that, consistent with other hospitality and entertainment companies’ experience in 2009, the decreases in occupancy, ADR, non-rooms revenue per occupied room and RevPAR were due in part to the effect of the overall economic downturn on consumer discretionary spending.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2009 and 2008:

			Increase
	2009	2008	(Decrease)

Revenues	$264,032	$245,538	$18,494
Operating expenses:
Departmental operating expenses	87,790	80,083	7,707
Selling, general and administrative	60,986	51,902	9,084
Depreciation and amortization	56,378	46,081	10,297
Impairment loss on investment in affiliates	—	18,777	(18,777)
Goodwill impairment	—	17,430	(17,430)
Asset impairment loss	24,000	—	24,000
Net operating loss	(24,463)	(25,666)	1,203
Gain on sale of unconsolidated affiliate	(962)	—	(962)
Interest expense, net of interest income	33,430	25,853	7,577
Income tax expense (benefit)	440	(11,956)	12,396
Net loss attributable to Great Wolf Resorts, Inc.	(58,476)	(40,725)	(17,751)

Revenues.  Total revenues increased due to the following:

•	An increase in revenue from our Grapevine resort, due primarily to the completion of its expansion in early 2009; and

•	An increase in revenue from our Concord resort, which opened in March 2009.

This increase was partially offset by decreases in revenues at our other resorts due to the overall downturn in consumer discretionary spending and its negative effects on RevPAR, RevPOR, occupancy and other on-site revenues on a same-store basis.

Operating expenses.  Total operating expenses increased primarily due to the opening of our Concord resort in March 2009, as well as our expansion at our Grapevine resort, which was completed in January 2009.

•	Departmental expenses increased by $7,707 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due primarily to the opening of our Concord resort.

•	Total selling, general and administrative expenses increased by $9,084 in the year ended December 31, 2009, as compared to the year ended December 31, 2008, due primarily to the opening of our Concord resort in March 2009, the expansion at our Grapevine resort, which was completed in January 2009, and lower labor and overhead expenses allocated to properties under development during the year ended December 31, 2009 than in the year ended December 31, 2008 due to fewer properties under development.

•	Total depreciation and amortization increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to the expansion of our Grapevine resort as well as the opening of our Concord resort. Also, loan fees incurred during the year ended December 31, 2009 were higher than in the year ended December 31, 2008 due to fees incurred in connection with the extensions of our Mason and Grapevine mortgage loans.

•	For the year ended December 31, 2008, we recorded an aggregate $18,777 impairment loss related to our 30.26% interest in the joint venture that owed Wisconsin Dells and Sandusky resorts. There was no similar charge recorded in the year ended December 31, 2009.

•	For the year ended December 31, 2008, we recorded a goodwill impairment charge of $17,430 related to our Kansas City and Mason resorts. We had no similar charge in the year ended December 31, 2009.

•	We recorded a $24,000 asset impairment loss related to our resort in Sheboygan during the year ended December 31, 2009. We had no similar loss in the year ended December 31, 2008.

Net operating loss.  During the year ended December 31, 2009, we had net operating loss of $24,463 as compared to a net operating loss of $25,666 for the year ended December 31, 2008.

Net loss attributable to Great Wolf Resorts, Inc.  Net loss attributable to Great Wolf Resorts Inc. increased due to:

•	An increase in net interest expense of $7,577, mainly due to interest expense on our Concord loan, and less interest being capitalized to development properties in 2009 as compared to 2008; and

•	A decrease in income tax benefit mainly due to $23,008 income tax expense related to our net operating loss valuation allowance.

These increases were partially offset by a decrease in net operating loss of $1,203 and the gain on sale of unconsolidated affiliate in the amount of $962 recorded in the year ended December 31, 2009. We had no similar gain in the year ended December 31, 2008.

Year Ended December 31, 2008 compared with Year Ended December 31, 2007

The following table shows key operating statistics for our resorts for the years ended December 31, 2008 and 2007:

	All Properties(a)	Same Store Comparison(b)
				Increase
				(Decrease)
	2008	2008	2007	$	%

Occupancy	62.9%	61.9%	61.5%	N/A	0.7%
ADR	$249.92	$243.81	$244.16	$(0.35)	(0.1)%
RevPAR	$157.19	$151.02	$150.16	$0.86	0.6%
Total RevPOR	$383.75	$369.61	$370.77	$(1.16)	(0.3)%
Total RevPAR	$241.36	$228.95	$228.02	$0.93	0.4%
Non-rooms revenue per occupied room	$133.83	$125.80	$126.61	$(0.81)	(0.6)%

(a)	Includes results for properties that were open for any portion of the period, for all owned and/or managed resorts.

(b)	Same store comparison includes properties that were open for the full periods in 2008 and 2007 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Niagara Falls, and Mason resorts).

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

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2008 and 2007:

			Increase
	2008	2007	(Decrease)

Revenues	$245,538	$187,580	$57,958
Operating expenses:
Departmental operating expenses	80,083	64,016	16,067
Selling, general and administrative	51,902	47,915	3,987
Property operating costs	37,086	30,555	6,531
Depreciation and amortization	46,081	36,372	9,709
Impairment loss on investment in affiliates	18,777	—	18,777
Goodwill impairment	17,430	—	17,430
Net operating loss	(25,666)	(2,883)	(22,783)
Interest expense, net of interest income	25,853	12,129	13,724
Income tax benefit	(11,956)	(5,859)	(6,097)
Net loss attributable to Great Wolf Resorts, Inc.	(40,725)	(9,581)	(31,144)

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

Net loss attributable to Great Wolf Resorts, Inc..  Net loss attributable to Great Wolf Resorts, Inc. increased due to the increase in operating loss of $22,783 and an increase in net interest expense of $13,724 mainly due to interest expense on mortgage debt related to our Williamsburg and Grapevine resorts, and having less interest expense capitalized to development projects in 2008 as compared to 2007, due to fewer development projects in process in 2008 as compared to 2007.

These increases were partially offset by an increase of $6,097 in income tax benefit recorded for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Segments

We are organized into a single operating division. Within that operating division, we have three reportable segments:

•	Resort ownership/operation — revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing — revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	Condominium sales — revenues derived from sales of condominium units to third-party owners. This segment had no activity in 2008 or 2009.

See our Segments section in our Summary of Significant Accounting Policies, in Note 2 to our consolidated financial statements.

	Year Ended December 31,			Increase (Decrease)
	2009	2008	2007	2009 - 2008	2008 - 2007

Resort Ownership/Operation
Revenues	$235,771	$217,568	$168,934	$18,203	$48,634
EBITDA	3,350	33,756	32,179	(30,406)	1,577
Resort Third-Party Management/Licensing
Revenues	28,261	27,970	18,646	291	9,324
EBITDA	6,963	8,144	7,169	(1,181)	975
Condominium Sales
Revenues	—	—	—	—	—
EBITDA	—	—	(682)	—	682
Other
Revenues	—	—	—	—	—
EBITDA	21,478	(23,719)	(6,361)	45,197	(17,358)

The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. In 2008 Resort Ownership/Operation EBITDA includes $16,021 for a goodwill impairment charge and Other EBITDA includes $1,409 for a goodwill impairment charge and $18,777 for the write-down of investment in affiliates. In 2009 Resort Ownership/Operation EBITDA includes $24,000 for an asset impairment loss.

For a reconciliation of consolidated EBITDA for each of the periods presented, see the table included in the “Non-GAAP Financial Measures” section.

Liquidity and Capital Resources

As of December 31, 2009, we had total indebtedness of $550,071, summarized as follows:

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$68,773
Mason mortgage loan	73,800
Pocono Mountains mortgage loan	95,458
Williamsburg mortgage loan	63,125
Grapevine mortgage loan	77,909
Concord construction loan	78,549
Junior subordinated debentures	80,545
Other Debt:
City of Sheboygan bonds	8,544
City of Sheboygan loan	3,290
Other	78

$550,071

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2009.

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. We believe that the lock-box arrangement would require substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer would then use to fund debt service and operating expenses for the two resorts.

For the year ended December 31, 2009, the DSCR for this loan was 0.73. As a result, the loan servicer may choose to implement the lock-box cash management arrangement. We believe that such an arrangement, if implemented, would constitute a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, if the loan servicer were to establish the traditional lock-box arrangement now permitted under the loan, we believe we would be required to classify the entire outstanding principal balance of the loan as a current liability, since the lock-box arrangement would require us to use the properties’ working capital to liquidate the loan and we do not presently have the ability to refinance this loan to a new, long-term loan.

The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan.

Mason Mortgage Loan — This loan is secured by our Mason resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,965 related to the extension of this loan. The loan bears interest at a floating rate of 90- day LIBOR plus a spread of 425 basis points with an interest rate floor of 6.50% (effective rate of 6.50% as of December 31, 2009). The loan requires principal amortization payments of $1,000 per quarter in 2009 and $2,000 per quarter thereafter. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. We were in compliance with all covenants under this loan at December 31, 2009.

The loan also has a property-level cash trap. During those months that “Property Yield” is less than 10%, excess cash is trapped in an escrow account and applied to any operating or debt service shortfalls, upon satisfaction of certain conditions. Twice a year, funds remaining in the escrow account that are not previously applied to any operating or debt service shortfalls, are applied to reduce the outstanding principal balance of the loan. “Property Yield” is defined as the ratio of (i) net operating income divided by (ii) the sum of (a) the outstanding principal balance of the loan plus (b) any anticipated future funding (excluding protective advances) plus (c) accrued interest that remains unpaid for greater than 30 days.

The loan has no restrictions on the repayment of loan principal and has exit fees payable upon full repayment of the loan or at maturity. In addition, the owner of the Mason resort is obligated to pay 50% of the proceeds of certain “Liquidity Events” (described below) towards repayment of the Mason mortgage loan, capped at $30,000, which amount is reduced as repayments of principal on the Mason mortgage loan are periodically made. The obligation to pay such proceeds is uncapped if the “Liquidity Event” involves a sale of the Mason resort or of any direct or indirect interest in our subsidiary that owns the Mason resort. Great Wolf Resorts, Inc. has guaranteed the entire amount of any required Liquidity Event paydown obligation, and up to $30,000 of the Liquidity Event paydown obligation is cross-collateralized by our Grapevine resort. “Liquidity Events” include the sale of (i) any of our Mason, Concord or Grapevine resorts, (ii) any direct or indrect equity interest in the Mason, Concord or Grapevine resorts, (iii) a majority equity interest by Great Wolf Resorts, Inc. or any of its majority-owned or wholly-owned subsidiaries in (x) any of such majority-owned or wholly-owned subsidiaries or (y) any of our existing properties that are wholly-owned or majority-owned, or the refinancing of a mortgage loan on any of our majority-owned or wholly-owned existing properties. Great Wolf Resorts, Inc. has also guaranteed all debt service obligations under the loan.

We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap payment in the amount of $106 that caps the loan at 7.00% interest. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2009.

The loan requires us to maintain a minimum DSCR of 1.25, calculated on a quarterly basis. Subject to certain exceptions, the DSCR is increased to 1.35 if we open up a waterpark resort within 75 miles of the property or incur mezzanine debt secured by the resort. This ratio is defined as the property’s combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 7.25% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the property to a lock-box cash management arrangement, at the discretion of the loan’s servicer. We believe that lock-box arrangement would require substantially all cash receipts for the resort to be moved each day to a lender-controlled bank account, which the loan servicer would then use to fund debt service and operating expenses for the resort, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. While recourse under the loan is limited to the property owner’s interest in the mortgage property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.

Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of December 31, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2009.

The loan also has a property-level cash trap. Commencing upon the third payment date after it has been determined that a “Cash Sweep Condition” exists, and continuing for two payment dates thereafter,

the borrower must pay, in addition to other amounts due, excess cash (subject to certain limitations), which must be applied towards the outstanding principal balance of the loan. “Cash Sweep Conditions” include (i) the failure to maintain a DSCR of 1.50 to 1.00; (ii) the failure of Great Wolf Resorts, Inc. and its subsidiaries, on a consolidated basis, to maintain liquidity of at least $10,000; and (iii) the failure of Great Wolf, Resorts, Inc. and its subsidiaries, on a consolidated basis, to maintain a minimum tangible net worth of $85,000.

In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap payment in the amount of $522 that caps the loan at 8% interest through the loan’s maturity date. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,415 related to the extension of this loan. The loan bears interest at a floating rate of 90- day LIBOR plus a spread of 400 basis points with an interest rate floor of 7.00% (effective rate of 7.00% as of December 31, 2009). The loan requires principal amortization payments of $800 per quarter until maturity. Great Wolf Resorts, Inc. has provided a guarantee of monthly amortization payments. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc., as well as the same property yield-based cash trap as the mortgage loan secured by the Mason resort. The loan has no restrictions on the repayment of loan principal and has exit fees that must be paid upon full repayment of the loan or at maturity. We were in compliance with all covenants under this loan at December 31, 2009.

We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap payment in the amount of $205 that caps the loan at 7% interest through December 2010. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort in Concord. The loan, which matures in April 2012, was expanded to its $79,900 maximum principal amount in January 2009. The loan had an aggregate outstanding principal amount of $79,900 as of December 31, 2009. The loan requires monthly amortization payments of a 25-year basis beginning on September 30, 2010. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if after the “Conversion Date” (that is, after a certificate of occupancy for the project, but in no event after April 30, 2010) the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10 million, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at December 31, 2009.

Great Wolf Resorts, Inc. has provided a $79,900 payment guaranty of the loan on our Concord, North Carolina resort property. If our subsidiary defaults on this obligation we would be required to assume that obligation, including the payment of any outstanding debt amounts. If we are required to undertake such obligation, it may have an adverse affect on our business, financial condition and results of operations.

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

Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.

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

Future Maturities — Future principal requirements on long-term debt as of December 31, 2009 are as follows:

2010	$16,126
2011	206,645
2012	80,189
2013	3,675
2014	3,966
Thereafter	239,470

Total	$550,071

Short-Term Liquidity Requirements

Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	recurring capital expenditures we make at our resorts;

•	debt maturities within the next year;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.

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

Long-Term Liquidity Requirements

Our long-term liquidity requirements generally consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:

•	scheduled debt maturities;

•	costs associated with the development of new resorts;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	capital contributions and loans to unconsolidated joint ventures.

We expect to meet these needs through a combination of:

•	existing working capital (deficit),

•	cash provided by operations,

•	proceeds from investing activities, including sales of partial or whole ownership interests in certain of our resorts; and

•	proceeds from financing activities, including mortgage financing on properties being developed, additional or replacement borrowings under future credit facilities, contributions from joint venture partners, and the issuance of equity instruments, including common stock, or additional or replacement debt, including debt securities, as market conditions permit.

We believe these sources of capital will be sufficient to provide for our long-term capital needs. We cannot be certain, however, that we will have access to financing sufficient to meet our long-term liquidity requirements on terms that are favorable to us, or at all.

Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, non-routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $49,561 for the year ended December 31, 2009. We expect to have approximately $8,000 of such expenditures for 2010. As discussed above, we expect to meet these requirements through a combination of cash provided by operations and cash on hand.

We currently project that the combination of our cash on hand plus cash provided by operations in 2010 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2010 in order either to begin development of any resort we would wholly own, although we expect to have cash available for minimal capital contributions to new joint ventures that would develop resorts that we would license and/or manage. Also, due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund our required equity contribution to a project. We believe this may result in our not making any significant expenditures in 2010 for development of new resorts or capital contributions to new joint ventures that develop future resorts.

Off Balance Sheet Arrangements

In August 2009 we sold our 30.26% joint venture interest in the joint venture that owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio to CNL Lifestyle Properties, Inc. We currently manage both properties and license the Great Wolf Lodge brand to the joint venture.

We have one unconsolidated joint venture arrangement at December 31, 2009. We account for our unconsolidated joint venture using the equity method of accounting.

Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At December 31, 2009, the joint venture had aggregate outstanding indebtedness to third parties of $101,094. As of December 31, 2009, we have made combined loan and equity contributions, net of loan repayments, of $29,700 to the joint venture to fund a portion of construction costs of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations(1)	$613,251	$26,827	$307,701	$27,644	$251,079
Operating lease obligations	814	377	369	68	—
Reserve on unrecognized tax benefits	1,298	—	—	—	1,298

Total	$615,363	$27,204	$308,070	$27,712	$252,377

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,544 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,290 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $20,913 of available cash and cash equivalents and a working capital deficit of $15,534 (current assets less current liabilities) at December 31, 2009, compared to the $14,231 of available cash and cash equivalents and a working capital deficit of $114,768 at December 31, 2008. The primary reasons for the working capital deficit is the use of cash for capital expenditures and investments in and advances to affiliates and for our properties that were under development.

Cash Flows

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

	Year Ended December 31,		Increase
	2009	2008	(Decrease)

Net cash provided by operating activities	$12,215	$33,534	$(21,319)
Net cash used in investing activities	(36,659)	(144,612)	107,953
Net cash provided by financing activities	31,126	106,712	(75,586)

Operating Activities.  The decrease in net cash provided by operating activities resulted primarily from a decrease in operating income, deferred tax benefit, accounts payable, accrued expenses and other liabilities during the year ended December 31, 2009 as compared to December 31, 2008.

Investing Activities.  The decrease in net cash used in investing activities for the year ended December 31, 2009, as compared to the year ended December 31, 2008, resulted primarily from a decrease in contributions to our investments in affiliates, proceeds from the sale of our interest in a joint venture, as well as an increase in loan repayments received from our affiliate. This decrease is also due to a decrease in capital expenditures related to our properties that are in service and in development.

Financing Activities.  The decrease in net cash provided by financing activities resulted primarily from receiving fewer loan proceeds during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

	Year Ended December 31,		Increase
	2008	2007	(Decrease)

Net cash provided by operating activities	$33,534	$29,751	$3,783
Net cash used in investing activities	(144,612)	(206,967)	62,355
Net cash provided by financing activities	106,712	99,035	7,677

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

As of December 31, 2009, we had total indebtedness of approximately $550,071. This debt consisted of:

•	$68,773 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$73,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 90-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at December 31, 2009.

•	$95,458 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$63,125 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points, with a minimum rate of 6.25% per annum. The effective rate was 6.25% at December 31, 2009.

•	$77,909 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 90-day LIBOR plus a spread of 400 basis points, with a minimum rate of 7.00% per annum. The effective rate was 7.00% at December 31, 2009.

•	$78,549 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at December 31, 2009.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,544 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,290 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

•	$78 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.

As of December 31, 2009, we estimate the total fair value of the indebtedness described above to be $91,646 less than its total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

At December 31, 2009, all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% (that is, 100 basis points), there would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of December 31, 2009, as that LIBOR increase or decrease would have no effect on the minimum rate floors for the loans.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great Wolf Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Great Wolf Resorts, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2010 expressed an adverse opinion thereon.

/s/  GRANT THORNTON LLP

Madison, Wisconsin
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great Wolf Resorts, Inc.
Madison, Wisconsin

We have audited the accompanying consolidated statements of operations and comprehensive loss, equity and cash flows of Great Wolf Resorts, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, on January 1, 2009, the Company adopted new accounting guidance related to noncontrolling interests and retrospectively adjusted the consolidated financial statements for the changes.

/s/  DELOITTE & TOUCHE, LLP

Milwaukee, Wisconsin
March 5, 2008, except the retrospective adoption of new accounting guidance related to noncontrolling interests described in for Note 2, as to which the date is February 24, 2010

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$20,913	$14,231
Escrows	5,938	2,555
Accounts receivable, net of allowance for doubtful accounts of $101 and $114	2,192	2,167
Accounts receivable — affiliates, net of allowance for doubtful accounts of $1,201 in 2008	2,614	925
Inventory	4,791	4,265
Other current assets	4,252	3,055

Total current assets	40,700	27,198
Property and equipment, net	676,405	716,173
Investment in and advances to affiliates	27,484	43,855
Notes receivable	8,268	3,248
Other assets	29,058	25,758
Intangible assets	23,829	23,829

Total assets	$805,744	$840,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,126	$81,464
Accounts payable	5,078	23,217
Accrued expenses	21,970	22,565
Accrued expenses — affiliates	—	1,806
Advance deposits	7,114	7,498
Gift certificates payable	5,946	5,416

Total current liabilities	56,234	141,966
Mortgage debt	441,724	333,259
Other long-term debt	92,221	92,328
Deferred compensation liability	809	568

Total liabilities	590,988	568,121
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 31,278,889 and 30,982,646 shares issued and outstanding at December 31, 2009 and 2008	313	310
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	400,930	399,641
Accumulated deficit	(186,287)	(127,811)
Deferred compensation	(200)	(200)

Total stockholders’ equity	214,756	271,940

Total liabilities and stockholders’ equity	$805,744	$840,061

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Rooms	$154,751	$143,395	$112,261
Food and beverage	42,643	38,808	29,588
Other hotel operations	38,377	35,365	27,085
Management and other fees	1,990	2,798	2,855
Management and other fees — affiliates	4,973	5,346	4,314

	242,734	225,712	176,103
Other revenue from managed properties-affiliates	17,132	19,826	11,477
Other revenue from managed properties	4,166	—	—

Total revenues	264,032	245,538	187,580

Operating expenses by department:
Rooms	22,449	20,134	15,716
Food and beverage	33,217	30,990	25,196
Other	32,124	28,959	23,104
Other operating expenses:
Selling, general and administrative	60,986	51,902	47,915
Property operating costs	37,788	37,086	30,555
Depreciation and amortization	56,378	46,081	36,372
Impairment loss on investment in affiliates	—	18,777	—
Goodwill impairment	—	17,430	—
Asset impairment loss	24,000	—	—
Loss on disposition of property	255	19	128

	267,197	251,378	178,986
Other expenses from managed properties-affiliates	17,132	19,826	11,477
Other expenses from managed properties	4,166	—	—

Total operating expenses	288,495	271,204	190,463

Net operating loss	(24,463)	(25,666)	(2,883)
Gain on sale of unconsolidated affiliate	(962)	—	—
Investment income — affiliates	(1,330)	(2,187)	(667)
Interest income	(642)	(1,424)	(2,758)
Interest expense	34,072	27,277	14,887

Loss before income taxes and equity in unconsolidated affiliates	(55,601)	(49,332)	(14,345)
Income tax expense (benefit)	440	(11,956)	(5,859)
Equity in unconsolidated affiliates, net of tax	2,435	3,349	1,547

Net loss.	(58,476)	(40,725)	(10,033)
Net loss attributable to noncontrolling interest, net of tax.	—	—	(452)

Net loss attributable to Great Wolf Resorts, Inc.	$(58,476)	$(40,725)	$(9,581)

Basic loss per common share	$(1.90)	$(1.32)	$(0.31)

Diluted loss per common share	$(1.90)	$(1.32)	$(0.31)

Weighted average common shares outstanding:
Basic	30,749,318	30,827,860	30,533,249

Diluted	30,749,318	30,827,860	30,533,249

Other comprehensive loss, net of tax:
Net loss.	$(58,476)	$(40,725)	$(10,033)
Unrealized (gain) loss on interest rate swap	—	(387)	387

Comprehensive loss	(58,476)	(40,338)	(10,420)
Comprehensive loss attributable to noncontrolling interest	—	—	(452)

Comprehensive loss attributable to Great Wolf Resorts, Inc.	$(58,476)	$(40,338)	$(9,968)

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

			Additional
	Common	Common	Paid- in	Accumulated	Deferred	Accumulated Other	Noncontrolling	Total
	Shares	Stock	Capital	Deficit	Compensation	Comprehensive Loss	Interest	Equity

Balance, January 1, 2007	30,509,320	$305	$396,909	$(77,505)	$(2,200)	$—	$5,757	$323,266
Issuance of non-vested equity shares	189,363	2	—	—	—	—	—	2
Stock-based compensation	—	—	2,850	—	—	—	—	2,850
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(387)	—	(387)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(452)	(452)
Net loss attributable to Great Wolf Resorts, Inc.	—	—	—	(9,581)	—	—	—	(9,581)
Purchase of noncontrolling interest	—	—	—	—	—	—	(5,305)	(5,305)

Balance, December 31, 2007	30,698,683	307	399,759	(87,086)	(2,200)	(387)	—	310,393
Issuance of non-vested equity shares	283,963	3	—	—	—	—	—	3
Sale of common stock — deferred compensation plan	—	—	(2,000)	—	2,000	—	—	—
Stock-based compensation	—	—	1,882	—	—	—	—	1,882
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	387	—	387
Net loss attributable to Great Wolf Resorts, Inc.	—	—	—	(40,725)	—	—	—	(40,725)

Balance, December 31, 2008	30,982,646	310	399,641	(127,811)	(200)	—	—	271,940
Issuance of non-vested equity shares	296,243	3	—	—	—	—	—	3
Stock-based compensation	—	—	1,289	—	—	—	—	1,289
Net loss attributable to Great Wolf Resorts, Inc.	—	—	—	(58,476)	—	—	—	(58,476)

Balance, December 31, 2009	31,278,889	$313	$400,930	$(186,287)	$(200)	$—	$—	$214,756

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net loss.	$(58,476)	$(40,725)	$(10,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,378	46,081	36,372
Bad debt expense	680	1,305	154
Impairment loss on investment in affiliates	—	18,777	—
Goodwill impairment	—	17,430	—
Non-cash employee and director compensation	1,138	250	5,080
Loss on disposition of property	255	19	128
Asset impairment loss	24,000	—	—
Gain on sale of unconsolidated affiliate	(962)	—	—
Equity in losses of unconsolidated affiliates	2,416	4,421	2,616
Deferred tax expense (benefit)	131	(14,072)	(7,417)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(8,865)	(1,916)	(4,399)
Accounts payable, accrued expenses and other liabilities	(4,480)	1,964	7,250

Net cash provided by operating activities	12,215	33,534	29,751

Investing activities:
Capital expenditures for property and equipment	(49,258)	(134,967)	(171,884)
Loan repayment from unconsolidated affiliate	9,225	3,168	—
Investment in unconsolidated affiliates	(303)	(10,430)	(24,058)
Proceeds from sale of interest in unconsolidated affiliate	6,000	—	—
Investment in development	834	(2,255)	(10,276)
Issuance of notes receivable	—	—	(3,263)
Proceeds from sale of assets	66	—	—
Decrease in restricted cash	160	55	2,289
(Increase) decrease in escrows	(3,383)	(183)	225

Net cash used in investing activities	(36,659)	(144,612)	(206,967)

Financing activities:
Principal payments on long-term debt	(8,031)	(57,294)	(1,350)
Proceeds from issuance of long-term debt	51,051	168,042	108,263
Payment of loan costs	(11,894)	(4,036)	(978)
Purchase of noncontrolling interests	—	—	(6,900)

Net cash provided by financing activities	31,126	106,712	99,035

Net increase (decrease) in cash and cash equivalents	6,682	(4,366)	(78,181)
Cash and cash equivalents, beginning of year	14,231	18,597	96,778

Cash and cash equivalents, end of year	$20,913	$14,231	$18,597

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$33,458	$26,749	$13,404
Cash paid for income taxes, net of refunds	$411	$597	$(312)
Non-cash items:
Construction in process accruals	$20	$6,969	$9,728
Guarantee on loan for unconsolidated affiliate	$—	$—	$1,180

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.® and its consolidated subsidiaries.

Business Summary

We are a family entertainment resort company and the largest owner, licensor, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operations. Our resorts feature approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge® and Blue Harbor Resorttm brand names and have entered into licensing arrangements with third-parties to operate resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

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

The following table presents an overview of our portfolio of resorts. As of December 31, 2009, we operate, manage and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other brands in appropriate markets.

				Number of	Indoor
	Ownership		Number of	Condo	Entertainment
	Percentage	Opened	Guest Suites	Units(1)	Area(2)
					(Approx. sq. ft.)

Wisconsin Dells, WI(3)	—	1997	308	77	102,000
Sandusky, OH(3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA(4)	100%	2005	405	—	87,000
Pocono Mountains, PA(4)	100%	2005	401	—	101,000
Niagara Falls, ONT(5)	—	2006	406	—	104,000
Mason, OH(4)	100%	2006	401	—	105,000
Grapevine, TX(4)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Concord, NC	100%	2009	402	—	97,000

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009 we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2009. Four of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH and Grapevine, TX) each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2009.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications — 2008 amounts have been reclassified to conform to the 2009 presentation. A reclassification of notes receivable and escrows which were initially included in other assets occurred in our consolidated balance sheet.

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

Accounts receivable — Accounts receivable primarily represents receivables from resort guests who occupy rooms and utilize resort amenities. We provide an allowance for doubtful accounts when we determine that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2009, 2008, and 2007 was $680, $1,305, and $154, respectively. Writeoffs of accounts receivable for the years ended December 31, 2009, 2008, and 2007 were $1,894, $103, and $246, respectively.

Inventory — Inventories are comprised primarily of retail and food and beverage inventories and are recorded at the lower of cost on an average cost basis or market.

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance expenditures are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. Interest capitalized totaled $1,761, $4,714, and $9,277 for the years ended December 31, 2009, 2008, and 2007, respectively.

Loan Fees — Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $11,671 and $6,462 as of December 31, 2009 and 2008, respectively. Amortization of loan fees was $6,684, $2,502, and $872 for the years ended December 31, 2009, 2008, and 2007, respectively. Included in loan fee amortization for the year ended December 31, 2008 was $615 of loan fees that were written off due to repayments of debt.

Partially-Owned Entities  — In determining whether we had controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Notes Receivable — We record our notes receivable at par. Included in our notes receivable are unamortized loan origination costs. We amortize loan origination costs over the term of the loan using a method that approximates the effective interest method. Our note receivable is due in April 2012 and earns interest at 10% per annum. Per the terms of the agreement, we have the right to convert the principal due on this note into ownership interests in the company that the note is with.

Intangible Assets — Our intangible assets consist of the value of our Great Wolf Lodge brand name. This intangible asset has an indefinite useful life. We do not amortize this intangible, but instead test it for possible impairment at least annually or when circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. Our assessment was performed as of December 31, 2009 and determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting units’ fair values using a discounted cash flow model. As of December 31, 2009 and 2008, all goodwill has been written off.

	2009	2008

Balance as of January 1
Goodwill	$130,496	$130,496
Accumulated impairment losses	(68,405)	(50,975)
Goodwill related to sale of affiliate	(62,091)	(62,091)

	—	17,430
Impairment losses	—	(17,430)
Balance as of December 31
Goodwill	130,496	130,496
Accumulated impairment losses	(68,405)	(68,405)
Goodwill related to sale of affiliate	(62,091)	(62,091)

	$—	$—

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

Because of triggering events that occurred in the three months ended September 30, 2009, related to our resort in Sheboygan, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we performed a recoverability test of this resort to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. Although we believe our estimated fair value for the resort is reasonable, the actual fair value we ultimately realize from this resort could differ materially from this estimate. The impaired long-lived asset is included in our Resort Ownership/Operation segment.

Revenue Recognition — We earn revenues from our resort operations and management of resorts and other related services.

We recognize revenue from rooms, food and beverage, and other operating departments at the resorts as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the consolidated balance sheets. We recognize resort management, license and other related fees as they are contractually earned. We recognize development and construction

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date services performed or costs incurred compared to services performed or total expected costs) for longer-term projects.

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

Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated stockholders’ equity on our consolidated balance sheets. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Prior to June 2007, we had a consolidated subsidiary with a noncontrolling interest. In June 2007 we purchased the remaining noncontrolling interest, and now own 100% of the subsidiary.

Certain prior year amounts were reclassified on the Consolidated Financial Statements to reflect our adoption of accounting principles related to the presentation of noncontrolling interests, which was effective for us on January 1, 2009.

Income Taxes — We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record net deferred tax assets (primarily resulting from net operating loss carryforwards) to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (that could result from a sale of one or more of our resorts where there’s a sales price in excess of tax basis), tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred tax assets, we would establish a valuation allowance which would increase the provision for income taxes. Conversely, in the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

We recorded a valuation allowance of $23,008 in 2009, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. In 2009 we determined that due to current conditions in the credit markets, real estate markets and our current financial position, the tax planning strategy we previously expected to generate substantial taxable income was no longer feasible. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our statement of operations.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the tax years since the date of our initial public offering (IPO) are open in all jurisdictions. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including interpretations of tax law applied to the facts of each matter.

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

Derivatives — Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective; there is an offsetting adjustment to the basis of the item hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value or the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. Our policy is to execute derivative financial instruments with creditworthy banks and not to enter into such instruments for speculative purposes.

Share-based compensation — We account for share-based compensation based on the fair value of the award at the date of grant.

Advertising — Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009, 2008, and 2007 was $19,231, $13,321, and $12,323, respectively.

Comprehensive Income — Comprehensive income consists of the net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders’ equity for 2008 consisted of the unrealized gain, net of tax, on our cash flow hedge which expired in November 2008.

Segments — We are organized into a single operating division. Within that operating division, we have three reportable segments:

•	Resort ownership/operation — revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing — revenues derived from management, license and other related fees from unconsolidated managed resorts; and

•	Condominium sales — revenues derived from sales of condominium units to third-party owners. This segment had no activity in 2008 or 2009.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes significant financial information regarding our segments:

		Resort Third-
	Resort	Party			Totals per
	Ownership/	Management/	Condominium		Financial
	Operation	Licensing	Sales	Other	Statements

Year Ended December 31, 2009
Revenues	$235,771	$28,261	$—	$—	$264,032

Depreciation and amortization	(55,596)	—	—	(782)	$(56,378)
Asset impairment loss	(24,000)	—	—	—	$(24,000)
Net operating income (loss)	(52,246)	6,963	—	20,820	$(24,463)
Gain on sale of unconsolidated affiliate	—	—	—	(962)	(962)
Investment income — affiliates	—	—	—	—	(1,330)
Interest income	—	—	—	—	(642)
Interest expense	—	—	—	—	34,072

Loss before income taxes and equity in unconsolidated affiliates	—	—	—	—	$(55,601)

Additions to long-lived assets	48,768	—	—	490	$49,258

Total assets	707,472	2,942	—	95,330	$805,744

		Resort Third-
	Resort	Party			Totals per
	Ownership/	Management/	Condominium		Financial
	Operation	Licensing	Sales	Other	Statements

Year Ended December 31, 2008
Revenues	$217,568	$27,970	$—	$—	$245,538

Depreciation and amortization	(45,042)	—	—	(1,039)	$(46,081)
Impairment loss on investment in affiliates	—	—	—	(18,777)	$(18,777)
Goodwill impairment	(16,021)	—	—	(1,409)	$(17,430)
Net operating income (loss)	(11,286)	8,144	—	(22,524)	$(25,666)
Investment income — affiliates	—	—	—	—	(2,187)
Interest income	—	—	—	—	(1,424)
Interest expense	—	—	—	—	27,277

Loss before income taxes and equity in unconsolidated affiliates	—	—	—	—	$(49,332)

Additions to long-lived assets	134,167	—	—	800	$134,967

Total assets	738,119	2,314	—	99,628	$840,061

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Resort Third-
	Resort	Party			Totals per
	Ownership/	Management/	Condominium		Financial
	Operation	Licensing	Sales	Other	Statements

Year Ended December 31, 2007
Revenues	$168,934	$18,646	$—	$—	$187,580

Depreciation and amortization	(35,767)	—	—	(605)	$(36,372)
Net operating income (loss)	(3,588)	7,169	(682)	(5,782)	$(2,883)
Investment income — affiliates	—	—	—	—	(667)
Interest income	—	—	—	—	(2,758)
Interest expense	—	—	—	—	14,887

Loss before income taxes, noncontrolling interest, and equity in unconsolidated affiliates	—	—	—	—	$(14,345)

Additions to long-lived assets	171,197	—	—	687	$171,884

Total assets	653,367	4,384	—	113,054	$770,805

The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles.

Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements — In April 2009, the FASB issued guidance on how to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments in interim and annual financial information for periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. This guidance was amended in February 2010. It requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of this guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on codification and the hierarchy of Generally Accepted Accounting Principles. The Codification superseded all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The guidance is effective for interim quarterly and annual periods beginning July 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued guidance on measuring liabilities at fair value which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The guidance was effective for the first reporting period beginning after issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

CNL Joint Venture

On August 6, 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We recognized a $962 gain on this sale.

Summary financial data for this joint venture is as follows:

	Period January 1
	through	Year Ended
	August 5,	December 31,
Operating data:	2009	2008

Revenue	$19,750	$31,531
Operating expenses	$(24,213)	$(39,491)
Net loss	$(4,463)	$(7,960)

We had a receivable from the joint venture of $1,465 as of December 31, 2008. At December 31, 2008, we reserved $1,201 against this receivable. We had a payable to the joint venture of $1,225 as of December 31, 2008.

Grand Mound Joint Venture

Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At December 31 2009, the joint venture had aggregate outstanding indebtedness to third parties of $101,094. As of December 31, 2009, we have made combined loan and equity contributions, net of loan repayments, of $29,700 to the joint venture to fund a portion of construction costs of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary financial data for this joint venture as of and for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Balance sheet data:
Total assets	$145,247	$152,215
Total liabilities	$114,129	$118,636
Operating data:
Revenue	$39,645	$33,194
Operating expenses	$36,353	$31,739
Net loss	$(2,461)	$(5,553)

We had a receivable from the joint venture of $2,614 and $661 that relates primarily to accrued preferred equity returns and management fees as of December 31, 2009 and 2008, respectively. We had a payable to the joint venture of $581 as of December 31, 2008.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008

Land and improvements	$60,718	$51,684
Building and improvements	427,602	353,537
Furniture, fixtures and equipment	341,529	315,577
Construction in process	327	117,063

	830,176	837,861
Less accumulated depreciation	(153,771)	(121,688)

Property and equipment, net	$676,405	$716,173

Depreciation expense was $50,064, $43,663, and $35,686 for the years ended December 31, 2009, 2008 and 2007, respectively.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2009	2008

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$68,773	$70,211
Mason mortgage loan	73,800	76,800
Pocono Mountains mortgage loan	95,458	96,571
Williamsburg mortgage loan	63,125	64,625
Grapevine mortgage loan	77,909	78,709
Concord construction loan	78,549	27,594
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,544	8,493
City of Sheboygan loan	3,290	3,503
Other	78	—

	550,071	507,051
Less current portion of long-term debt	(16,126)	(81,464)

Total long-term debt	$533,945	$425,587

Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2009.

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. We believe that the lock-box arrangement would require substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer would then use to fund debt service and operating expenses for the two resorts.

For the year ended December 31, 2009, the DSCR for this loan was 0.73. As a result, the loan servicer may choose to implement the lock-box cash management arrangement. We believe that such an arrangement, if implemented, would constitute a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, if the loan servicer were to establish the traditional lock-box arrangement now permitted under the loan, we believe we would be required to classify the entire outstanding principal balance of the loan as a current liability, since the lock-box arrangement would require us to use the properties’ working capital to liquidate the loan and we do not presently have the ability to refinance this loan to a new, long-term loan.

The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mason Mortgage Loan — This loan is secured by our Mason resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,965 related to the extension of this loan. The loan bears interest at a floating rate of 90- day LIBOR plus a spread of 425 basis points with an interest rate floor of 6.50% (effective rate of 6.50% as of December 31, 2009). The loan requires principal amortization payments of $1,000 per quarter in 2009 and $2,000 per quarter thereafter. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. We were in compliance with all covenants under this loan at December 31, 2009.

The loan also has a property-level cash trap. During those months that “Property Yield” is less than 10%, excess cash is trapped in an escrow account and applied to any operating or debt service shortfalls, upon satisfaction of certain conditions. Twice a year, funds remaining in the escrow account that are not previously applied to any operating or debt service shortfalls, are applied to reduce the outstanding principal balance of the loan. “Property Yield” is defined as the ratio of (i) net operating income divided by (ii) the sum of (a) the outstanding principal balance of the loan plus (b) any anticipated future funding (excluding protective advances) plus (c) accrued interest that remains unpaid for greater than 30 days.

The loan has no restrictions on the repayment of loan principal and has exit fees payable upon full repayment of the loan or at maturity. In addition, the owner of the Mason resort is obligated to pay 50% of the proceeds of certain “Liquidity Events” (described below) towards repayment of the Mason mortgage loan, capped at $30,000, which amount is reduced as repayments of principal on the Mason mortgage loan are periodically made. The obligation to pay such proceeds is uncapped if the “Liquidity Event” involves a sale of the Mason resort or of any direct or indirect interest in our subsidiary that owns the Mason resort. Great Wolf Resorts, Inc. has guaranteed the entire amount of any required Liquidity Event paydown obligation, and up to $30,000 of the Liquidity Event paydown obligation is cross-collateralized by our Grapevine resort. “Liquidity Events” include the sale of (i) any of our Mason, Concord or Grapevine resorts, (ii) any direct or indrect equity interest in the Mason, Concord or Grapevine resorts, (iii) a majority equity interest by Great Wolf Resorts, Inc. or any of its majority-owned or wholly-owned subsidiaries in (x) any of such majority-owned or wholly-owned subsidiaries or (y) any of our existing properties that are wholly-owned or majority-owned, or the refinancing of a mortgage loan on any of our majority-owned or wholly-owned existing properties. Great Wolf Resorts, Inc. has also guaranteed all debt service obligations under the loan.

We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we made an interest rate cap payment of $106 that caps the loan at 7.00% interest. This interest rate cap has been designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2009.

The loan requires us to maintain a minimum DSCR of 1.25, calculated on a quarterly basis. Subject to certain exceptions, the DSCR is increased to 1.35 if we open up a waterpark resort within 75 miles of the property or incur mezzanine debt secured by the resort. This ratio is defined as the property’s combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and (ii) 7.25% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the property to a lock-box cash management arrangement, at the discretion of the loan’s servicer. We believe that lock-box arrangement would require substantially all cash receipts for the resort to be moved each day to a lender-controlled bank account, which the loan servicer would then use to fund debt service and operating expenses for the resort, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. While recourse under the loan is limited to the property owner’s interest in the mortgage property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.

Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of December 31, 2009). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2009.

The loan also has a property-level cash trap. Commencing upon the third payment date after it has been determined that a “Cash Sweep Condition” exists, and continuing for two payment dates thereafter, the borrower must pay, in addition to other amounts due, excess cash (subject to certain limitations), which must be applied towards the outstanding principal balance of the loan. “Cash Sweep Conditions” include (i) the failure to maintain a DSCR of 1.50 to 1.00; (ii) the failure of Great Wolf Resorts, Inc. and its subsidiaries, on a consolidated basis, to maintain liquidity of at least $10,000; and (iii) the failure of Great Wolf, Resorts, Inc. and its subsidiaries, on a consolidated basis, to maintain a minimum tangible net worth of $85,000.

In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap payment in the amount of $522 that caps the loan at 8% interest through the loan’s maturity date. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,415 related to the extension of this loan. The loan bears interest at a floating rate of 90- day LIBOR plus a spread of 400 basis points with an interest rate floor of 7.00% (effective rate of 7.00% as of December 31, 2009). The loan requires principal amortization payments of $800 per quarter until maturity. Great Wolf Resorts, Inc. has provided a guarantee of monthly amortization payments. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc., as well as the same property yield-based cash trap as the mortgage loan secured by the Mason resort. The loan has no restrictions on the repayment of loan principal and has exit fees that must be paid upon full repayment of the loan or at maturity. We were in compliance with all covenants under this loan at December 31, 2009.

We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap payment in the amount of $205 that caps the loan at 7% interest through December 2010. This interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

Concord Construction Loan — In April 2008 we closed on a $63,940 construction loan to fund a portion of the total costs of our Great Wolf Lodge resort in Concord. The loan, which matures in April 2012, was expanded to its $79,900 maximum principal amount in January 2009. The loan had an aggregate outstanding principal amount of $78,549 as of December 31, 2009. The loan requires monthly amortization payments of a

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25-year basis beginning on September 30, 2010. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2009). The loan requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if after the “Conversion Date” (that is, after a certificate of occupancy for the project, but in no event after April 30, 2010) the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10 million, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at December 31, 2009.

Great Wolf Resorts, Inc. has provided a $79,900 payment guaranty of the loan on our Concord, North Carolina resort property. If our subsidiary defaults on this obligation we would be required to assume that obligation, including the payment of any outstanding debt amounts. If we are required to undertake such obligation, it may have an adverse affect on our business, financial condition and results of operations.

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

Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.

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

Future Maturities — Future principal requirements on long-term debt are as follows:

2010	$16,126
2011	206,645
2012	80,189
2013	3,675
2014	3,966
Thereafter	239,470

Total	$550,071

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). United States Generally Accepted Accounting Principles (GAAP) outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

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

The following table summarizes the our financial assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Interest rate caps	$—	$133	$—	$133

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased and considering the credit risk is the counterparty.

As of December 31, 2009, we estimate the total fair value of our long-term debt to be $91,646 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

The following table summarizes the valuation of financial instruments measured at fair value on a nonrecurring basis in the consolidated balance sheet at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Property and Equipment	$ —	$ —	$5,771	$5,771

Property and equipment with a carrying amount of $30,000 were written down to their fair value of $6,000 as of September 30, 2009, resulting in an impairment charge of $24,000. To determine the estimated fair value for purposes of calculating the impairment charge related to our resort in Sheboygan, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets.

The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

7.	INCOME TAXES

Income Tax Expense — Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended December 31, 2009
Federal	$—	$86	$86
State and local	248	45	293
Foreign	80	—	80

	$328	$131	$459

Year ended December 31, 2008
Federal	$—	$(12,499)	$(12,499)
State and local	955	(1,573)	(618)
Foreign	89	—	89

	$1,044	$(14,072)	$(13,028)

Year ended December 31, 2007
Federal	$—	$(5,723)	$(5,723)
State and local	398	(1,382)	(984)
Foreign	92	—	92

	$490	$(7,105)	$(6,615)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total tax expense (benefit) is included in the following line items in our statements of operations:

	Income Tax Expense (Benefit)
	for the Year Ending December 31,
	2009	2008	2007

Income tax expense (benefit)	$440	$(11,956)	$(5,859)
Net loss attributable to noncontrolling interest	—	—	312
Equity in unconsolidated affiliates, net of tax	19	(1,072)	(1,068)

Total income tax expense (benefit)	$459	$(13,028)	$(6,615)

The differences between the statutory federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	2009	2008	2007

Federal statutory income tax benefit	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	(3.5)%	(0.6)%	(6.1)%
Nondeductible goodwill	—	11.5%	—
Change in valuation allowance	39.7%	—	—
Other	(0.4)%	(0.1)%	0.3%

	0.8%	(24.2)%	(40.8)%

Deferred Tax Assets and Liabilities — The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$31,032	$17,504
Intangibles	14,222	11,564
Investment in affiliates	2,200	7,161
Salaries and wages	2,901	2,534
Other	1,329	1,329

Total deferred tax assets	51,684	40,092

Deferred tax liabilities:
Property and equipment	(22,522)	(32,922)
Prepaid expenses	(856)	(932)
Interest rate swap	—	(273)

Total deferred tax liabilities	(23,378)	(34,127)

Valuation allowance	(23,008)	(366)

Net deferred tax asset	$5,298	$5,599

Our 2009 net deferred tax asset is comprised of a current deferred tax liability of $406 included in accrued expenses and a long-term deferred tax asset of $28,712. Our long-term deferred tax asset is partially offset by a valuation allowance of $23,008. Our 2008 net deferred tax asset consisted of a current deferred tax

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability of $126 included in accrued expenses and a long-term deferred tax asset of $5,725 included in other assets on the consolidated balance sheet.

Net Operating Loss Carryforwards — As of December 31, 2009, we had net operating loss carryforwards of approximately $79,791 and $77,348 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our analysis, we have recorded a valuation allowance of $23,008 at December 31, 2009, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. We also determined that due to current conditions in the credit markets, real estate markets and our current financial position, the tax planning strategy we previously expected to generate substantial taxable income was no longer feasible. The valuation allowance is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations. At December 31, 2008, we believed all but $6,620 of the net operating loss carryforwards related to the State of Ohio would be realized; therefore we established a valuation allowance as of December 31, 2008 of $366, the tax effected benefit of such state carryforward. The valuation allowance is included on the balance sheet in deferred tax liability.

Other — The 2009 income tax provision includes a deduction of $339 related to share-based compensation, of which $170 was recorded as an increase in additional paid in capital and $169 increased income tax expense. The 2008 income tax provision includes a deduction of $126 related to share-based compensation which was recorded as an increase in additional paid in capital.

At December 31, 2009, we had unrecognized tax benefits of $1,298, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO and certain deductions taken on our 2006 U.S. Federal income tax return related to a tax assessment. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year. The unrecognized tax benefits are classified as a reduction of the net operating loss carryforwards. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit — December 31, 2008	$1,298
Gross increases — tax positions in current period	—

Unrecognized tax benefit — December 31, 2009	$1,298

8.	RELATED-PARTY TRANSACTIONS

We rent office space for our headquarters location in Madison, Wisconsin from a company that is an affiliate of an individual who was a member of our board of directors through May 2009. Our total payments for rent and related expenses for this office space were $353, $304, and $325 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We regularly transact business with our unconsolidated affiliates. The following summarizes our transactions with these unconsolidated affiliates for the years indicated:

	2009	2008	2007

Management and other fees	$4,973	$5,346	$4,314
Other revenue from managed properties	17,132	19,826	11,477
Other expenses from managed properties	17,132	19,826	11,477
Investment income	1,330	2,187	667
Accounts receivable	2,614	925	3,973
Accrued expenses	—	1,806	124

9.	COMMITMENTS AND CONTINGENCIES

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

Letters of Credit — In connection with the construction of our Sheboygan, Wisconsin resort, we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2010. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheets.

Guarantees — We recognize guarantees when the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

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

Great Wolf Resorts, Inc. has guaranteed the entire amount of any required Liquidity Event (as defined by the loan agreement) paydown obligation, and up to $30,000 of the Liquidity Event paydown obligation is cross-collateralized by our Grapevine resort. Great Wolf Resorts, Inc. has also guaranteed all debt service obligations under the Mason mortgage loan.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Great Wolf Resorts, Inc. has provided a guarantee of monthly amortization payments on our Grapevine mortgage loan.

Great Wolf Resorts, Inc. has provided a $79,900 payment guaranty of the loan on our Concord, North Carolina resort property. If our subsidiary defaults on this obligation we would be required to assume that obligation, including the payment of any outstanding debt amounts.

Commitments — We lease office space, storage space and office equipment under various operating leases that expire between 2010 and 2017. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2010	$377
2011	195
2012	174
2013	34
2014	34
Thereafter	—

Total	$814

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $741, $708, and $488, respectively.

10.	RETIREMENT PLAN

We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Our contributions to the plan were $339, $432, and $336 for the years ended December 31, 2009, 2008, and 2007, respectively.

11.	EQUITY

Deferred Compensation — We have a deferred compensation plan for certain of our employees. The plan allows for contributions by both the participants and us. Our employer contributions for the plan were $185, $43, and $54 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

	Year Ended December 31,
	2009	2008	2007

Net loss attributable to common shares	$(58,476)	$(40,725)	$(9,581)
Weighted average common shares outstanding — basic and diluted	30,749,318	30,827,860	30,533,249
Net loss per share — basic and diluted	$(1.90)	$(1.32)	$(0.31)

Options to purchase 441,000 shares of common stock were not included in the computations of diluted earnings per share for the year ended December 31, 2009, because the exercise price for the options were greater than the average market price of the common shares during that period. There were 767,825 shares of common stock that were not included in the computation of diluted earnings per share for the year ended December 31, 2009, because the market and/or performance criteria related to these shares had not been met at December 31, 2009.

12.	SHARE-BASED COMPENSATION

We recognized share-based compensation expense of $1,138, $222, and $5,080, net of estimated forfeitures, in share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax expense (benefit) recognized related to share-based compensation was $9, $(54) and $(2,073) for the years ended December 31, 2009, 2008, and 2007, respectively.

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of December 31, 2009, total unrecognized compensation cost related to share-based compensation awards was $1,913, which we expect to recognize over a weighted average period of approximately 2.8 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380, 740 options, stock appreciation rights or shares of our common stock to employees and directors. At December 31, 2009, there were 1,152,963 shares available for future grants under the Plan.

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

We recorded stock option expense of $26, $111 and $1,524 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no stock options granted in 2009, 2008 or 2007.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity during the years ended December 31, 2009, 2008, and 2007 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Number of shares under option:
Outstanding at January 1, 2007	1,064,500	$17.55	8.05 years
Granted	—
Exercised	(167)	$12.40
Forfeited	(77,333)	$20.87

Outstanding at December 31, 2007	987,000	$17.29	7.03 years
Granted	—
Exercised	—
Forfeited	(512,000)	$17.01

Outstanding at December 31, 2008	475,000	$17.59	6.09 years
Granted	—
Exercised	—
Forfeited	(34,000)	$18.41

Outstanding at December 31, 2009	441,000	$17.53	5.09 years
Exercisable at December 31, 2009	441,000	$17.53	5.09 years

At December 31, 2009, 2008 and 2007, all of our option grant prices were above our stock price. Therefore there was no intrinsic value for our outstanding or exercisable shares at December 31, 2009, 2008 or 2007.

Market Condition Share Awards

Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 541,863, 84,748 and 215,592 market condition share awards during the years ended December 31, 2009, 2008 and 2007, respectively. We recorded share-based compensation expense of $367, $(132) and $779 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the 2008 amount were reversals of expense related to the resignation of two senior officers in 2008, as the service condition of these shares was not met.

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

Based on our common stock performance in 2009, employees earned all of these market condition shares.

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

Based on our common stock performance in 2008, employees did not earn any of these market condition shares.

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

Based on our common stock performance in 2007, employees did not earn any of these market condition shares.

•	81,293 are based on our common stock’s absolute performance during the three-year period 2007-2009. Half of these shares vested on December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $6.65.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%

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

Based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares.

•	81,293 are based on our common stock’s performance in 2007-2009 relative to a stock index, as designated by the Compensation Committee of the Board of directors. Half of these shares vested December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $8.24.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	4.73%
Expected stock price volatility	42.13%
Expected stock price volatility (small-cap stock index)	16.64%

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

Based on our common stock performance during the three year period 2007-2009 relative to a stock index, employees did not earn any of these market condition shares.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Awards

Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 180,622, 37,386 and 23,149 performance shares during the years ended December 31, 2009, 2008 and 2007, respectively. Shares earned related to shares granted in 2009 vest over a three year period, 2009-2011; shares earned related to shares granted in 2008 vest ratably over a three year period, 2008-2010; shares earned related to shares granted in 2007 vest ratably over a three year period, 2007-2009.

The per share fair value of performance shares granted during the years ended December 31, 2009, 2008 and 2007, was $1.54, $7.09 and $13.10, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $184, $51 and $101 for the years ended December 31, 2009, 2008 and 2007, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $2 and $10 during the years ended December 31, 2009 and 2008, respectively, related to the shares not issued.

Based on their achievement of certain individual and departmental performance goals:

•	Employees earned and were issued 18,084 performance shares in February 2009 related to the 2008 grants, and

•	Employees earned and were issued 20,843 performance shares in February 2008 related to the 2007 grants.

Deferred Compensation Awards

Pursuant to their employment arrangements, certain executives received bonuses upon completion of our IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation income of $348, $893 and $537, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-vested shares activity for the years ended December 31, 2009, 2008, and 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares balance at January 1, 2007	245,000	$11.08
Granted	143,711	$13.47
Forfeited	(5,000)	$10.79
Vested	(50,600)	$11.53

Non-vested shares balance at December 31, 2007	333,111	$12.37
Granted	210,799	$6.78
Forfeited	(162,008)	$10.91
Vested	(81,653)	$12.14

Non-vested shares balance at December 31, 2008	300,249	$9.29
Granted	331,179	$2.75
Forfeited	(61,809)	$4.73
Vested	(86,151)	$10.79

Non-vested shares balance at December 31, 2009	483,468	$5.13

Our non-vested shares had an intrinsic value of $1 at December 31, 2009. There was no intrinsic value of our shares at December 31, 2008 or 2007.

We recorded share-based compensation expense of $837, $657, and $963 for the years ended December 31, 2009, 2008, and 2007, respectively.

Vested Shares

We have an annual short-term incentive plan for certain employees that provides them the potential to earn cash bonus payments. In 2008 and 2007, certain of these employees had the option to elect to have some or all of their annual bonus compensation paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance. We recorded expense of $32, and $2,353 during the years ended December 31, 2008 and 2007, respectively, related to our short-term incentive plan.

•	In connection with the elections related to 2008 bonus amounts, we issued 17,532 shares in February 2009. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant.

•	In connection with the elections related to 2007 bonus amounts, we issued 265,908 shares in February 2008. We valued these shares at $2,055 based on the closing market value of our common stock on the date of the grant.

In 2009 and 2008, our directors had the option to elect to have some or all of the cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $74 and $437 for the years ended December 31, 2009 and 2008, respectively, related to these elections to

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive shares in lieu of cash. We issued 31,347 and 118,823 shares during the years ended December 31, 2009 and 2008, respectively. We had no similar issuances of stock for director compensation in 2007.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain items included in our consolidated financial statements for each quarter of the years ended December, 31, 2009 and 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Total Revenues	$62,307	$68,625	$76,827	$56,273
Net operating loss	(2,450)	(581)	(15,491)	(5,941)
Net loss attributable to Great Wolf Resorts, Inc.	(5,645)	(5,706)	(36,923)	(10,202)
Basic loss per common share	$(0.18)	$(0.18)	$(1.18)	$(0.33)
Diluted loss per common share	$(0.18)	$(0.18)	$(1.18)	$(0.33)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008:
Total Revenues	$64,208	$63,018	$69,413	$48,899
Net operating income (loss)	4,062	51	9,763	(39,542)
Net (loss) income attributable to Great Wolf Resorts, Inc.	(2,327)	(4,090)	2,171	(36,479)
Basic (loss) earnings per share	$(0.08)	$(0.13)	$0.07	$(1.18)
Diluted (loss) earnings per share	$(0.08)	$(0.13)	$0.07	$(1.18)

The following is a summary of the significant fourth quarter adjustments for our fiscal year 2008:

Impairment loss on investment in affiliates	$18,777
Goodwill impairment	17,430

$36,207

The sum of the basic and diluted (loss) earnings per share for the four quarters may differ from the annual (loss) earnings per share due to the required method of computing the weighted average number of shares in the respective periods.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of 2009. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, due to a certain material weakness in internal control over financial reporting described below.

Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organizations of the Treadway Commission and concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Material Weakness Detected During the First Quarter 2010

The company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. One material weakness, as defined in standards by the Public Company Accounting Oversight Board (United States), was identified in connection with the preparation of our financial reports for the quarter ended September 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis.

During the first quarter 2010, our Audit Committee, in consultation with management, determined that it was necessary to restate previously issued financial statements because of errors that occurred during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. Due to the errors, we have made adjustments to restate the previously issued financial statements for the three and nine months period ended September 30, 2009.

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

Conclusion

Because of the material weakness detected as described above, our management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Measures for Identified Material Weakness

In order to remediate this material weakness in internal control over financial reporting, we will increase the level of detail in our reviews of complex calculations used to derive significant financial statement amounts or estimates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Great Wolf Resorts, Inc.

We have audited Great Wolf Resorts, Inc.’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Deficiencies were identified in the operation of the Company’s internal control over accounting for income taxes. The deficiencies related to inadequate review of the Company’s accounting for income taxes, including the review of the deferred tax asset valuation allowance which resulted in a restatement to the Company’s condensed consolidated financial statements as of and for the three and nine-month period ended September 30, 2009.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Great Wolf Resorts, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009. The material weakness identified above was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 2, 2010, which expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on the corrective actions and other changes in internal controls reported in Management’s Report on Internal Control over Financial Reporting.

/s/  GRANT THORNTON LLP
Madison, Wisconsin
March 2, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

This information is hereby incorporated by reference to our 2010 Proxy Statement (under the headings “The Election of Directors,” “The Executive Officers,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Compliance”).

ITEM 11.	EXECUTIVE COMPENSATION

This information is hereby incorporated by reference to our 2010 Proxy Statement (under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference to our 2010 Proxy Statement (under the headings “Ownership Of Our Common Stock” and “Equity Compensation Plan Information”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is hereby incorporated by reference to our 2010 Proxy Statement (under the heading “Certain Relationships And Related Transactions”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to our 2010 Proxy Statement (under the heading “Relationship With Independent Public Accountants”).

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

Dated: March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly K. Schaefer Kimberly K. Schaefer	Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2010

/s/ James A. Calder James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2010

/s/ Joseph V. Vittoria Joseph V. Vittoria	Chairman of the Board and Director	March 2, 2010

Elan Blutinger	Director	March 2, 2010

/s/ Randy L. Churchey Randy L. Churchey	Director	March 2, 2010

/s/ Edward H. Rensi Edward H. Rensi	Director	March 2, 2010

/s/ Howard A. Silver Howard A. Silver	Director	March 2, 2010

INDEX TO EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1		Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
2.2		Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.1		Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
3.2		Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)
4.1		Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)
4.2		Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
4.3		Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)
10.1		License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10.2		Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.3		First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.4		Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)
10	.5+	Employment Agreement between Great Wolf Resorts, Inc., and Kimberly Schaefer, dated December 13, 2004
10	.6+	Employment Agreement between Great Wolf Resorts, Inc. and James Calder, dated December 13, 2004
10	.7+	Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated December 13, 2004
10	.8+	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated May 28, 2008
10	.9+	Second Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated July 2, 2008
10	.10+	Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated March 20, 2009
10	.11+	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated December 16, 2009
10.12		Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

Exhibit
Number		Description

10.13		Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.14		Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)
10.14		Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.15		Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)
10.16		Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)
10.17		Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)
10.18		Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)
10.19		Loan Agreement dated July 28, 2007, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2007).
10.20		Third Amendment to Loan Agreement dated July 31, 2009, among Great Wolf Lodge of Grapevine, LLC, as borrower, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services, Inc. through its division Merrill Lynch Capital), as administrative agent on behalf of the lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2009).
10.21		Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).
10.22		Loan Agreement dated August 4, 2008, between Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch and Capmark Bank, as lenders (incorporated herein by reference to the Company’s Current Report on Form 10-Q filed August 5, 2008).
10	.23*	Amendment to Loan Agreement dated January 15, 2010, among Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch, as agent, and Calyon New York Branch and Capmark Bank, as lenders.
10.24		Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as administrative agent, and the several banks and other financial institutions from time to time party thereto, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).
10.25		Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009).
21	.1*	List of Subsidiaries
23	.1*	Consent of Grant Thornton LLP
23	.2*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)
31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.