Form 10-K/A
period 2009-12-31
Great Wolf Resorts, Inc.
filed 2010-03-31
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE
The Registrant is filing this Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2009 in order to file the consolidated financial statements of one of its 50% or less owned equity investees, as required by Rule 3-09 of Regulation S-X. These consolidated financial statements are attached as Exhibit 99.1 to this Form 10-K/A.

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

Dated: March 31, 2010

INDEX TO EXHIBITS
     The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.5+	Employment Agreement between Great Wolf Resorts, Inc., and Kimberly Schaefer, dated December 13, 2004

10.6+	Employment Agreement between Great Wolf Resorts, Inc. and James Calder, dated December 13, 2004

10.7+	Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated December 13, 2004

10.8+	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated May 28, 2008

Exhibit
Number	Description
10.9+	Second Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated July 2, 2008

10.10+	Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated March 20, 2009

10.11+	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated December 16, 2009

10.12	Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.13	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.14	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.14	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.15	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.16	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.17	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.18	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.19	Loan Agreement dated July 28, 2007, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2007).

10.20	Third Amendment to Loan Agreement dated July 31, 2009, among Great Wolf Lodge of Grapevine, LLC, as borrower, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services, Inc. through its division Merrill Lynch Capital), as administrative agent on behalf of the lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2009).

10.21	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).

10.22	Loan Agreement dated August 4, 2008, between Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch and Capmark Bank, as lenders (incorporated herein by reference to the Company’s Current Report on Form 10-Q filed August 5, 2008).

10.23**	Amendment to Loan Agreement dated January 15, 2010, among Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch, as agent, and Calyon New York Branch and Capmark Bank, as lenders.

10.24	Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as administrative agent, and the several banks and other financial institutions from time to time party thereto, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).

Exhibit
Number	Description
10.25	Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009).

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton LLP

23.2**	Consent of Deloitte & Touche LLP

23.3*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1*	Consolidated Financial Statements of CNL Income GW Partnership, LLLP and Subsidiaries

*	Filed herewith.

**	Previously filed.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.