Form 10-Q
period 2010-03-31
Great Wolf Resorts, Inc.
filed 2010-05-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0510250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 West Washington Avenue
Madison, Wisconsin 53703	53703
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 32,320,045 as of May 5, 2010.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,195	$20,913
Escrows	4,399	5,938
Accounts receivable, net of allowance for doubtful accounts of $101 and $101	2,500	2,192
Accounts receivable — affiliates	2,471	2,614
Inventory	5,022	4,791
Other current assets	5,100	4,252

Total current assets	46,687	40,700
Property and equipment, net	667,985	676,405
Investments in and advances to affiliates	27,222	27,484
Notes receivable	8,883	8,268
Other assets	31,979	29,058
Intangible assets	23,829	23,829

Total assets	$806,585	$805,744

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$16,505	$16,126
Accounts payable	6,395	5,078
Accounts payable — affiliates	7	—
Accrued expenses	27,994	21,970
Advance deposits	12,904	7,114
Gift certificates payable	5,138	5,946

Total current liabilities	68,943	56,234
Mortgage debt	437,515	441,724
Other long-term debt	92,159	92,221
Deferred compensation liability	1,074	809

Total liabilities	599,691	590,988

Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 32,146,645 and 31,278,889 shares issued and outstanding	321	313
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	401,125	400,930
Accumulated deficit	(194,352)	(186,287)
Deferred compensation	(200)	(200)

Total stockholders’ equity	206,894	214,756

Total liabilities and stockholders’ equity	$806,585	$805,744

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2010	2009
Revenues:
Rooms	$41,788	$36,345
Food and beverage	11,617	9,902
Other hotel operations	10,208	8,965
Management and other fees	635	589
Management and other fees — affiliates	1,020	1,224

	65,268	57,025
Other revenue from managed properties — affiliates	2,694	5,282
Other revenue from managed properties	2,717	—

Total revenues	70,679	62,307

Operating expenses by department:
Rooms	6,029	5,029
Food and beverage	8,527	7,415
Other	8,367	7,268
Other operating expenses:
Selling, general and administrative	18,742	14,644
Property operating costs	9,034	12,342
Depreciation and amortization	14,020	12,586
Loss on disposition of property	10	191

	64,729	59,475
Other expenses from managed properties — affiliates	2,694	5,282
Other expenses from managed properties	2,717	—

Total operating expenses	70,140	64,757

Net operating income (loss)	539	(2,450)
Investment income — affiliates	(289)	(384)
Interest income	(253)	(188)
Interest expense	9,199	6,267

Loss before income taxes and equity in unconsolidated affiliates	(8,118)	(8,145)
Income tax expense (benefit)	180	(3,148)
Equity in (income) loss of unconsolidated affiliates, net of tax	(233)	648

Net loss	$(8,065)	$(5,645)

Basic loss per common share	$(0.26)	$(0.18)

Diluted loss per common share	$(0.26)	$(0.18)

Weighted average common shares outstanding:
Basic	30,837,867	30,982,656

Diluted	30,837,867	30,982,656

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three months ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(8,065)	$(5,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,020	12,586
Bad debt expense	134	260
Non-cash employee compensation and professional fees expense	544	88
Loss on disposition of property	10	191
Equity in (income) losses of unconsolidated affiliates	(228)	1,056
Deferred tax benefit	(220)	(3,576)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2,726)	(738)
Accounts payable, accrued expenses and other liabilities	9,326	3,900

Net cash provided by operating activities	12,795	8,122

Investing activities:
Capital expenditures for property and equipment	(3,781)	(29,678)
Loan repayment from unconsolidated affiliates	490	7,363
Investment in unconsolidated affiliates	—	(303)
Investment in development	(162)	102
(Increase) decrease in restricted cash	(2)	162
Decrease (increase) in escrows	1,539	(1,511)

Net cash used in investing activities	(1,916)	(23,865)

Financing activities:
Principal payments on long-term debt	(3,931)	(1,079)
Proceeds from issuance of long-term debt	39	28,812
Payment of loan costs	(705)	(7,984)

Net cash (used in) provided by financing activities	(4,597)	19,749

Net increase in cash and cash equivalents	6,282	4,006
Cash and cash equivalents, beginning of period	20,913	14,231

Cash and cash equivalents, end of period	$27,195	$18,237

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$9,146	$6,248
Cash paid for income taxes, net of refunds	$104	$1
Non-cash items:
Construction in process accruals	$—	$338
Loan cost accruals	$2,947	$—
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
Business Summary
     We are a family entertainment resort company and the largest owner, licensor, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge® and Blue Harbor Resorttm brand names and have entered into licensing arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guest can enjoy our various amenities and activities.
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
     Each of our Great Wolf Lodge resorts has a Northwoods lodge theme, designed in a Northwoods cabin motif with exposed timber beams, a massive stone fireplace, Northwoods creatures, including mounted wolves, and an animated two-story Clock Tower that provides theatrical entertainment for younger guests. All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet.
     The indoor waterparks in our existing Great Wolf Lodge resorts range in size from approximately 34,000 to 84,000 square feet and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse waterfort, an interactive water experience for the entire family that features over 60 water effects and is capped by an oversized bucket that dumps between 700 to 1,000 gallons of water every five minutes. Our waterparks also feature a combination of high-speed body slides and inner tube waterslides, smaller slides for younger children, zero-depth water activity pools with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and large free form hot tubs, including hot tubs for adults only.
     The following table presents an overview of our portfolio of resorts. As of March 31, 2010, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other resorts in appropriate markets.

					Indoor
					Entertainment
	Ownership		Number of	Number of	Area (2)
	Percentage	Opened	Guest Suites	Condo Units (1)	(approx. sq. ft.)

Wisconsin Dells, WI (3).	–	1997	308	77	102,000
Sandusky, OH (3)	–	2001	271	–	41,000
Traverse City, MI	100%	2003	280	–	57,000
Kansas City, KS	100%	2003	281	–	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA (4)	100%	2005	405	–	87,000
Pocono Mountains, PA (4)	100%	2005	401	–	101,000
Niagara Falls, ONT (5)	–	2006	406	–	104,000
Mason, OH (4)	100%	2006	401	–	105,000
Grapevine, TX (4)	100%	2007	605	–	110,000
Grand Mound, WA (6)	49%	2008	398	–	74,000
Concord, NC (4)	100%	2009	402	–	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of March 31, 2010 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended March 31, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the property under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of Interior, which is trustee for Chehalis.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Principles of Consolidation — Our condensed consolidated financial statements include our accounts and the accounts of our majority-owned and controlled subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     Segments— We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.
The following summarizes significant financial information regarding our segments:

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended March 31, 2010
Revenues	$63,613	$7,066	$—	$70,679

Depreciation and amortization	(13,855)	—	(165)	(14,020)
Net operating income (loss)	955	1,656	(2,072)	539
Investment income — affiliates	—	—	—	(289)
Interest income	—	—	—	(253)
Interest expense	—	—	—	9,199

Loss before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(8,118)

Additions to long-lived assets	3,629	—	152	$3,781

Total assets	698,089	3,032	105,464	$806,585

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended March 31, 2009
Revenues	$55,212	$7,095	$—	$62,307

Depreciation and amortization	(12,390)	—	(196)	(12,586)
Net operating income (loss)	1,115	1,813	(5,378)	(2,450)
Investment income — affiliates	—	—	—	(384)
Interest income	—	—	—	(188)
Interest expense	—	—	—	6,267

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(8,145)

Additions to long-lived assets	29,555	—	123	$29,678

Total assets	762,902	1,443	101,246	$865,591

     The Other items in the table above represent corporate-level activities that do not constitute a reportable segment. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles.
     Recent Accounting Pronouncements —In June 2009, the FASB issued guidance which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The adoption of this guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued guidance on measuring liabilities at fair value which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The guidance is effective for the first reporting period beginning after issuance. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.
     In October 2009, the FASB issued guidance for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
     In January 2010, the FASB issued updated guidance related to fair value measurement and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
3. INVESTMENT IN AFFILIATES
CNL Joint Venture
     On August 6, 2009, we sold our 30.26% joint venture interest to CNL for $6,000.
     Summary financial data for this joint venture for periods in where we still had and ownership interest is as follows:

Three months
ended March 31,
Operating data:	2009
Revenue	$7,609
Operating expenses	$(10,238)
Net loss	$(2,629)
Grand Mound Joint Venture
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At March 31, 2010, the joint venture had aggregate outstanding indebtedness to third parties of $100,353. As of March 31, 2010, we have made combined loan and equity contributions, net of loan repayments, of $29,210 to the joint venture to fund a portion of construction costs of the resorts. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.
     Summary financial data for this joint venture is as follows:

	March 31,	December 31,
	2010	2009
Balance sheet data:
Total assets	$145,728	$145,247
Total liabilities	$114,093	$114,129

	Three months ended
	March 31,
	2010	2009
Operating data:
Revenue	$11,213	$9,977
Operating expenses	$(9,424)	$(8,584)
Net income (loss)	$517	$(164)
     We have a receivable from the joint venture of $2,471 and $2,614 that relates primarily to accrued preferred equity returns as of March 31, 2010 and December 31, 2009, respectively. We have a payable to the joint venture of $7 as of March 31, 2010.
4. VARIABLE INTEREST ENTITIES

          In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments, management agreements and notes receivable, to determine if an entity in which we have a variable interest, is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organization structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.
          The following summarizes our analyses of entities in which we have a variable interest and that we have concluded are variable interest entities:
•	We have equity investments in and a loan to the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington. We manage that resort and we have concluded that the joint venture is a variable interest entity because the management fees we receive represent a variable interest. The management contract, however, does not provide us with power over the activities that most significantly impact the economic performance of the joint venture. As we lack the ability to direct the activities that most significantly affect the resort’s performance, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity as of March 31, 2010. During the three months ended March 31, 2010 and 2009, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of March 31, 2010 is limited to the carrying value of our equity investments in and loans to the joint venture as of that date. The total carrying values of those items on our balance sheet as of March 31, 2010 is $27,222.

•	We have equity investments in two subsidiaries which are Delaware statutory trusts, both of which were used to issue trust preferred securities through private offerings. We have concluded that both of these trusts are variable interest entities. As we lack the ability to direct the activities that most significantly impact the trusts’ performance, however, we are not the primary beneficiary and therefore, we do not consolidate these entities at March 31, 2010. During the three months ended March 31, 2010 and 2009, we did not provide any support to these entities that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with these entities as of March 31, 2010 is limited to the carrying value of our equity investments in the entities as of that date. The total carrying values of those items on our balance sheet as of March 31, 2010 is $2,420.
5. SHARE-BASED COMPENSATION
     We recognized share-based compensation expense (income) of $545 and $(34), net of estimated forfeitures, for the three months ended March 31, 2010 and 2009, respectively. The total income tax expense (benefit) recognized related to share-based compensation was $12 and $(13) for the three months ended March 31, 2010 and 2009, respectively.
     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of March 31, 2010, total unrecognized compensation cost related to share-based compensation awards was $3,064, which we expect to recognize over a weighted average period of approximately 2.8 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At March 31, 2010, there were 428,035 shares available for future grants under the Plan.
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
     We recorded stock option expense of $7 for the three months ended March 31, 2009, we had no stock option expense for the three months ended March 31, 2010. There were no stock options granted during the three months ended March 31, 2010 or 2009.
     A summary of stock option activity during the three months ended March 31, 2010 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	441,000	$17.53	5.09 years
Exercised	—
Forfeited	—

Outstanding at end of period	441,000	$17.53	4.84 years
Exercisable at end of period	441,000	$17.53	4.84 years
     There was no intrinsic value of our outstanding or exercisable stock options at March 31, 2010 or 2009.
     Market Condition Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.
     We granted 515,986 and 541,863 market condition share awards during the three months ended March 31, 2010 and 2009, respectively. We recorded share-based compensation expense of $209 and $122 for the three months ended March 31, 2010 and 2009, respectively.
Of the 2010 market condition shares granted:
•	333,060 were based on our common stock’s performance in 2010 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2010-2012. The per share fair value of these market condition shares was $2.43 as of the grant date.
     The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.26%
Expected stock price volatility	108.06%
Expected stock price volatility (small-cap stock index)	40.92%
     We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 9-month treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date.
•	91,463 were based on our common stock’s absolute performance during the three year period 2010-2012. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.53 as of the grant date.
     The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	1.27%
Expected stock price volatility	95.21%
     We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 2.75-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period June 29, 2007 through March 30, 2010.
•	91,463 were based on our common stock’s performance in 2010-2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.61 as of the grant date.
     The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	1.27%
Expected stock price volatility	95.21%
Expected stock price volatility (small-cap stock index)	37.51%
     We used an expected dividend yield of 0% as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 2.75-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock for the period June 29, 2007 through March 30, 2010.
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
     In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares.

Therefore, the remaining unamortized expense related to these shares of $19 was expensed in the three months ended March 31, 2010.
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
     In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $23 was expensed in the three months ended March 31, 2010.
Performance Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 111,020 and 180,622 performance shares during the three months ended March 31, 2010 and 2009, respectively. Shares granted in 2010 vest over a three year period, 2010-2012; and shares granted in 2009 vest over a three year period, 2009-2011.
     The per share fair value of performance shares granted during the three months ended March 31, 2010 and 2009 was $3.18 and $1.54, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $61 and $46 for the three months ended March 31, 2010 and 2009, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $9 and $2 during the three months ended March 31, 2010 and 2009, respectively.
     Based on their achievement of certain individual and departmental performance goals:
•	Employees earned and were issued 162,559 performance shares in March 2010 related to 2009 grants and

•	Employees earned and were issued 18,084 performance shares in February 2009 related to the 2008 grants.
Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of our IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation expense of $10 and $(349), for the three months ended March 31, 2010 and 2009, respectively.
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
     A summary of non-vested shares activity for the three months ended March 31, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares balance at beginning of period	483,468	$5.13
Granted	978,813	$1.85
Forfeited	(6,400)	$5.42
Vested	(242,816)	$1.62

Non-vested shares balance at end of period	1,213,065	$3.18

     Our non-vested shares had an intrinsic value of $1,027 and $2 at March 31, 2010 and 2009, respectively.
     We recorded share-based compensation expense of $254 and $210 for the three months ended March 31, 2010 and 2009, respectively, related to these shares.
     Vested Shares
     We have an annual short-term incentive plan for certain employees that provides them the potential to earn cash bonus payments. In 2009 and 2008, certain of these employees had the option to elect to have some or all of their annual bonus compensation paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance.
•	In connection with the elections related to 2008 bonus amounts, we issued 17,532 shares in February 2009. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant.

•	There were no shares issued in the three months ended March 31, 2010 related to 2009 bonus amounts.
     In 2010 and 2009, our directors had the option to elect to have some or all of the cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $20 for the three months ended March 31, 2010, related to these elections to receive shares in lieu of cash. We issued 7,574 shares in the three months ended March 31, 2010. We had no similar issuances of stock for director compensation in the three months ended March 31, 2009.

6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009
Land and improvements	$60,718	$60,718
Building and improvements	428,610	427,602
Furniture, fixtures and equipment	344,644	341,529
Construction in process	306	327

	834,278	830,176
Less accumulated depreciation	(166,293)	(153,771)

Property and equipment, net	$667,985	$676,405

     Depreciation expense was $12,172 and $11,770 for the three months ended March 31, 2010 and 2009, respectively.
7. LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$68,382	$68,773
Mason mortgage loan	71,800	73,800
Pocono Mountains mortgage loan	95,149	95,458
Williamsburg mortgage loan	62,750	63,125
Grapevine mortgage loan	77,109	77,909
Concord mortgage loan	78,588	78,549
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,554	8,544
City of Sheboygan loan	3,231	3,290
Other	71	78

	546,179	550,071
Less current portion of long-term debt	(16,505)	(16,126)

Total long-term debt	$529,674	$533,945

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2010.
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. We believe that a lock-box arrangement would require substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer would then use to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. While recourse under the loan is limited to the property owner’s interest in the mortgage property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.
     For the twelve-month period ended March 31, 2010, the DSCR for this loan was 0.79. As a result, the loan servicer may choose to implement the lock-box cash management arrangement. We believe that such an arrangement, if implemented, would constitute a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, if the loan servicer were to establish the traditional lock-box arrangement now permitted under the loan, we believe we would be required to classify the entire outstanding principal balance of the loan as a current liability, since the lock-box arrangement would require us to use the properties’ working capital to liquidate the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.
     The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan.
     Mason Mortgage Loan – This loan is secured by our Mason resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,965 related to the extension of this loan. The loan bears interest at a floating rate of 90-day LIBOR plus a spread of 425 basis points with an interest rate floor of 6.50% (effective rate of 6.50% as of March 31, 2010). The loan requires principal amortization payments of $1,000 per quarter in 2009 and $2,000 per quarter thereafter. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. We were in compliance with all covenants under this loan at March 31, 2010.
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
     The loan has no restrictions on the repayment of loan principal and has exit fees payable upon full repayment of the loan or at maturity. In addition, the owner of the Mason resort is obligated to pay 50% of the proceeds of certain “Liquidity Events” (described below) towards repayment of the Mason mortgage loan, capped at $30,000, which amount is reduced as repayments of principal on the Mason mortgage loan are periodically made. The obligation to pay such proceeds is uncapped if the “Liquidity Event” involves a sale of the Mason resort or of any direct or indirect interest in our subsidiary that owns the Mason resort. We have guaranteed the entire amount of any required Liquidity Event paydown obligation, and up to $30,000 of the Liquidity Event paydown obligation is cross-collateralized by our Grapevine resort. “Liquidity Events” include the sale of (i) any of our Mason, Concord or Grapevine resorts, (ii) any direct or indirect equity interest in the Mason, Concord or Grapevine resorts, (iii) a majority equity interest by us or any of our majority-owned or wholly-owned subsidiaries in (x) any of such majority-owned or wholly-owned subsidiaries or (y) any of our existing properties that are wholly-owned or majority-owned, or the refinancing of a mortgage loan on any of our majority-owned or wholly-owned existing properties. We have also guaranteed all debt service obligations under the loan.
     We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we made an interest rate cap payment of $106 that caps the loan at 7.00% interest. This interest rate cap has been designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

     In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2010.
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
     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of March 31, 2010). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property, including an event of default in the case of an uncured DSCR of less than 1.40 to 1.00. We were in compliance with all covenants under this loan at March 31, 2010.
     The loan also has a property-level cash trap. Commencing upon the third payment date after it has been determined that a “Cash Sweep Condition” exists, and continuing for two payment dates thereafter, the borrower must pay, in addition to other amounts due, excess cash (subject to certain limitations), which must be applied towards the outstanding principal balance of the loan. “Cash Sweep Conditions” include (i) the failure to maintain a DSCR of 1.50 to 1.00; (ii) the failure of us and our subsidiaries, on a consolidated basis, to maintain liquidity of at least $10,000; and (iii) the failure of us and our subsidiaries, on a consolidated basis, to maintain a minimum tangible net worth of $85,000.
     In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we made an interest rate cap payment of $522 that caps the loan at 8% interest through the loan’s maturity date. This interest rate cap has been designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Grapevine Mortgage Loan – This loan is secured by our Grapevine resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,415 related to the extension of this loan. The loan bears interest at a floating rate of 90-day LIBOR plus a spread of 400 basis points with an interest rate floor of 7.00% (effective rate of 7.00% as of March 31, 2010). The loan requires principal amortization payments of $800 per quarter until maturity. We have provided a guarantee of monthly amortization and interest payments. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for us, as well as the same property yield-based cash trap as the mortgage loan secured by the Mason resort. In addition, if $30,000 of payments as a result of Liquidity Events have been made under the mortgage loan securing our Mason Resort (described above in greater detail), then the owner of the Grapevine resort is obligated to pay 30% of the proceeds of any sale of the Grapevine resort or of any direct or indirect equity interests in the Grapevine resort, towards repayment of the Grapevine mortgage loan. The loan has no restrictions on the repayment of loan principal and has exit fees that must be paid upon full repayment of the loan or at maturity. We were in compliance with all covenants under this loan at March 31, 2010.
     We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we made an interest rate cap payment of $205 that caps the loan at 7% interest through December 2010. This interest rate cap has been designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2010). This loan matures in April 2010 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at March 31, 2010.
     Great Wolf Resorts has provided a $78,588 payment guarantee of the Concord mortgage loan and a customary environmental indemnity.
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
     Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
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
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from these debenture sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.
     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on its consolidated balance sheet. For financial reporting purposes, we record interest expense on the corresponding debentures in our condensed consolidated statements of operations.
     City of Sheboygan Bonds — The City of Sheboygan bonds represent the face amount of bond anticipation notes (“BANs”) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. We have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2011	$16,505
2012	203,501
2013	79,985
2014	3,746
2015	63,451
Thereafter	178,991

Total	$546,179

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Interest rate caps	$–	$32	$–	$32
     Level 2 assets consist of our interest rate caps and our long-term debt. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.
     As of March 31, 2010, we estimate the total fair value of our long-term debt to be $88,507 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
     The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.
9. EARNINGS PER SHARE
     We calculate our basic earnings per common share by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding excluding non-vested shares. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding using the treasury stock method. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding as the effect of those potentially dilutive items is anti-dilutive.
     The trust that holds the assets to pay obligations under our deferred compensation plan has 11,765 shares of our common stock. We treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations.
     Options to purchase 441,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2010, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 627,006 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2010, because the market and/or performance criteria related to these shares had not been met at March 31, 2010.

     Basic and diluted earnings per common share are as follows:

	Three months ended
	March 31,
	2010	2009
Net loss	$(8,065)	$(5,645)
Weighted average common shares outstanding — basic	30,837,867	30,982,656
Weighted average common shares outstanding — diluted	30,837,867	30,982,656
Net loss per share — basic	$(0.26)	$(0.18)
Net loss per share — diluted	$(0.26)	$(0.18)
10. SUBSEQUENT EVENTS
     On April 7, 2010, our subsidiaries, GWR Operating Partnership, LLLP and Great Wolf Finance Corp., closed on an offering of $230,000 aggregate principal amount of first mortgage notes. These notes were issued at a price to investors of 95.347 percent of their principal amount, bear a fixed interest rate of 10.875% per year and mature on April 1, 2017. The net proceeds from this transaction were used to repay the outstanding mortgage debt related to our Williamsburg, Mason and Grapevine properties. The balance of the net proceeds was used for general corporate purposes. Our subsidiaries that own our Williamsburg, Mason and Grapevine resorts, as well as our subsidiary that provides management, license and other related services to our portfolio of resorts, have guaranteed the first mortgage notes. The guarantees are secured by first mortgages on our Williamsburg, Mason and Grapevine resorts.
     In connection with this transaction, we incurred loan fees of approximately $8,500 and expensed approximately $3,500 related to unamortized loan fees and exit fees related to our existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This “Management’s Discussion and Analysis of Financial condition and Results of Operations” is a discussion and analysis of the financial condition, results of operations and liquidity and capital resources. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in Item 1 of our Annual Report on Form 10-K entitled, “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, ADR, RevPAR and RevPOR, are in thousands.
Overview
     The terms “Great Wolf Resorts,” “us,” “we” and “our” used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.
     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge and Blue Harbor Resort brand names and have entered into licensing arrangements with third-parties to operate resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants and snack bars, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.
     The following table presents an overview of our portfolio of resorts. As of March 31, 2010, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other resorts in appropriate markets.

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009 we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of March 31, 2010 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended March 31, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the property under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of Interior, which is trustee for Chehalis.
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
     We believe that these resorts have proven popular because of several factors, including the ability to provide a year-round vacation destination without weather-related risks, the wide appeal of water-based recreation and the favorable trends in leisure travel discussed below.
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2009 indicates that there are 139 open indoor waterpark indoor waterpark resort properties in the United States and Canada. Of the total, 48 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 48 properties, 11 are Great Wolf Resorts properties.
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
     The resorts we plan to develop, license and/or operate in the future may require significant industry knowledge and/or substantial capital resources. Our external growth strategy going forward is to seek joint venture, licensing and management opportunities. We expect each of the joint venture arrangements would involve us having a minority or no ownership interest in the new resort. We believe there are opportunities to capitalize on our existing brand and operational platforms with lower capital requirements from us than if we were to sole or majority owner of the new resort.
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are:
•	leveraging our competitive advantages and increasing domestic geographic diversification through a licensing-based business model and joint venture investments in target markets;

•	expanding our brand footprint internationally;

•	selective sales of ownership interests/recycling of capital;

•	expanding and enhancing existing resorts;

•	continuing to innovate;
•	maximizing total resort revenues;
•	minimizing total resort costs; and
•	building upon our existing brand awareness and loyalty.
     In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These include:
•	development and licensing of properties;
•	increases in costs of constructing, operating and maintaining our resorts;
•	competition from other entertainment companies, both within and outside our industry segment; and
•	external economic risks, including family vacation patterns and trends.
     We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.
     Our business model is highly dependent on consumer spending, because the majority of our revenues are earned from leisure guests and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past three years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. Through the first quarter of 2010, consumers continued to deal with several negative economic impacts that have developed over the past three years, including:
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
     These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. While we believe the convenience, quality and overall affordability of a stay at one of our resorts continues to be an attractive alternative to other potential family vacations, a sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our overall results. We develop resorts with expectations of achieving certain financial returns on a resort’s operations. The economic slowdown of the past two years has materially and adversely affected our ability to achieve the operating results on our resorts that we had expected to achieve when those resorts were first planned and developed. Also:
•	we believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past few years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest source of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an adverse impact on the operating performance of our Wisconsin Dells resort.
•	we have experienced much lower than expected occupancy and lower than expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag significantly behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort. As a result of those conditions, we recorded an impairment charge in 2009 to decrease the resort’s carrying value to its estimated fair value (net of disposal costs). We are also exploring listing the resort for possible sale.
     Our external growth strategies are based primarily on developing additional indoor waterpark resorts (in conjunction with joint venture partners) or by licensing our intellectual property and proprietary management systems to others. Developing new resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of construction financing.
     Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors and/or developers may be more restrictive in the future and that terms of construction financing may be less favorable than we have seen historically prior to 2008. Although we believe that we and other investors and/or developers may be able to continue to obtain construction financing sufficient to execute development strategies, we expect that the more difficult credit market environment is likely to continue at least through 2010.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and EBITDA. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the three months ended March 31, 2010. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
•	monitoring our historical trends for occupancy and estimating our high occupancy nights;

•	offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;

•	structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials;

•	monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and

•	offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.
     In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.
     We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR;

•	total revenue per available room, or Total RevPAR;

•	total revenue per occupied room, or Total RevPOR; and

•	earnings before interest, taxes, depreciation and amortization, or EBITDA.
     Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:
•	occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.

.	Total RevPAR and Total RevPOR are defined as follows:

•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2010, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
     We also use EBITDA as a measure of the operating performance of each of our resorts. EBITDA is a supplemental financial measure and is not defined by accounting principles generally accepted in the United States (GAAP). See “Non-GAAP Financial Measures: below for further discussion of our use of EBITDA and a reconciliation of net income.
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
     For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in any of our critical accounting policies since December 31, 2009.
Recent Accounting Pronouncements
     In June 2009, the FASB issued guidance which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The adoption of this guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued guidance on measuring liabilities at fair value which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The guidance is effective for the first reporting period beginning after issuance. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.
     In October 2009, the FASB issued guidance for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
     In January 2010, the FASB issued updated guidance related to fair value measurement and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
     The following table reconciles net loss to EBITDA for the periods presented.

	Three months ended
	March 31,
	2010	2009
Net loss	$(8,065)	$(5,645)
Adjustments:

Interest expense, net of interest income	8,946	6,079
Income tax expense (benefit)	175	(3,557)
Depreciation and amortization	14,020	12,586

EBITDA	$15,076	$9,463

Results of Operations
General
          Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord wholly-owned resorts; and

•	our equity interests in the Wisconsin Dells and Sandusky resorts through August 2009, when we sold our minority ownership interests in those resorts, and our equity interest in Grand Mound resort in which we have an ownership interest but which we do not consolidate.

Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
          Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
          Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;
•	property operation and maintenance expenses, such as utility costs and property taxes;
•	depreciation and amortization; and

•	other expenses from managed properties.
Three months ended March 31, 2010, compared with the three months ended March 31, 2009
The following table shows key operating statistics for our resorts for the three months ended March 31, 2010 and 2009:

		Same Store Comparison(b)
	All				Increase/ (Decrease)
	Properties(a)
	2010	2010	2009	$	%
Occupancy	59.5%	60.3%	59.1%	N/A	2.0%
ADR	$257.77	$258.20	$252.12	$6.08	2.4%
RevPAR	$153.38	$155.64	$149.13	$6.51	4.4%
Total RevPOR	$398.84	$399.99	$389.11	$10.88	2.8%
Total RevPAR	$237.32	$241.10	$230.15	$10.95	4.8%
Non-rooms revenue per occupied room	$141.07	$141.78	$136.99	$4.79	3.5%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2010 and 2009 (that is, all properties other than our Concord resort).
     The increases in key operating statistics were due in part to a shift in earlier school spring break-related travel as well as generally overall better economic conditions, which seem to be positively impacting consumer sentiment and spending patterns, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
     Presented below are selected amounts from the statements of operations for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009	Increase/ (Decrease)
Revenues	$70,679	$62,307	$8,372
Operating expenses:
Departmental operating expenses	22,923	19,712	3,211
Selling, general and administrative	18,742	14,644	4,098
Property operating costs	9,034	12,342	(3,308)
Depreciation and amortization	14,020	12,586	1,434
Net operating income (loss)	539	(2,450)	2,989
Interest expense, net of interest income	8,946	6,079	2,867
Income tax expense (benefit)	180	(3,148)	3,328
Net loss	(8,065)	(5,645)	(2,420)
     Revenues. Total revenues increased due to the following:
•	An increase in revenue from our Concord resort, which opened in March 2009.

     Operating expenses. Total operating expenses increased primarily due to the opening of our Concord resort in March 2009.
•	Departmental expenses increased by $3,211 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due primarily to the opening of our Concord resort.
•	Total selling, general and administrative expenses increased by $4,098 in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due primarily to the opening of our Concord resort and less labor and overhead expenses allocated to development properties during the three months ended March 31, 2010 than in the three months ended March 31, 2009 due to fewer properties under development.
•	Opening-related costs (included in total property operating costs) related to our resorts were $4,245 for the three months ended March 31, 2009, due primarily to the expansion of our Grapevine property in January 2009 and opening of our Concord resort in March 2009. There were no similar opening-related costs for the three months ended March 31, 2010.
•	Total depreciation and amortization increased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the opening of our Concord resort. This increase was partially offset by a decrease in depreciation on our Sheboygan resort due to the asset impairment loss recorded in 2009.
     Net operating income (loss). During the three months ended March 31, 2010, we had net operating income of $539 as compared to a net operating loss of $2,450 for the three months ended March 31, 2009.
     Net loss. Net loss increased due to:
•	An increase in net interest expense of $2,867, mainly due to interest expense on our Concord loan, and less interest being capitalized to development properties in 2010 as compared to 2009 due to fewer properties under development.
•	An increase in income tax expense of $3,328 recorded in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of fully reserving deferred tax assets resulting from net operating losses in 2010. We did not record a similar reserve in the three months ended March 31, 2009.
These increases were partially offset by an increase in net operating income of $2,989 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
Segments
     We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended
	March 31,
			Increase /
	2010	2009	(Decrease)
Resort Ownership/Operation
Revenues	$63,613	$55,212	$8,401
EBITDA	14,811	9,488	5,323

Resort Third-Party Management/License
Revenues	7,066	7,095	(29)
EBITDA	1,655	1,813	(158)

Other
Revenues	—	—	—
EBITDA	(1,390)	(1,838)	448
The Other items in the table above represent corporate-level activities that do not constitute a reportable segment.
Liquidity and Capital Resources
     We had total indebtedness of $546,179 and $550,071 as of March 31, 2010 and December 31, 2009, respectively, summarized as follows:

	March 31,	December 31,
	2010	2009
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$68,382	$68,773
Mason mortgage loan	71,800	73,800
Pocono Mountains mortgage loan	95,149	95,458
Williamsburg mortgage loan	62,750	63,125
Grapevine mortgage loan	77,109	77,909
Concord mortgage loan	78,588	78,549
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,554	8,544
City of Sheboygan loan	3,231	3,290
Other	71	78

	546,179	550,071
Less current portion of long-term debt	(16,505)	(16,126)

Total long-term debt	$529,674	$533,945

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2010.
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. We believe that a lock-box arrangement would require substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer would then use to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. While recourse under the loan is limited to the property owner’s interest in the mortgage property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.
     For the twelve-month period ended March 31, 2010, the DSCR for this loan was 0.79. As a result, the loan servicer may choose to implement the lock-box cash management arrangement. We believe that such an arrangement, if implemented, would constitute a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, if the loan servicer were to establish the traditional lock-box arrangement now permitted under the loan, we believe we would be required to classify the entire outstanding principal balance of the loan as a current liability, since the lock-box arrangement would require us to use the properties’ working capital to liquidate the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.
     The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan.
     Mason Mortgage Loan — This loan is secured by our Mason resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,965 related to the extension of this loan. The loan bears interest at a floating rate of 90-day LIBOR plus a spread of 425 basis points with an interest rate floor of 6.50% (effective rate of 6.50% as of March 31, 2010). The loan requires principal amortization payments of $1,000 per quarter in 2009 and $2,000 per quarter thereafter. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for Great Wolf Resorts, Inc. We were in compliance with all covenants under this loan at March 31, 2010.
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
     The loan has no restrictions on the repayment of loan principal and has exit fees payable upon full repayment of the loan or at maturity. In addition, the owner of the Mason resort is obligated to pay 50% of the proceeds of certain “Liquidity Events” (described below) towards repayment of the Mason mortgage loan, capped at $30,000, which amount is reduced as repayments of principal on the Mason mortgage loan are periodically made. The obligation to pay such proceeds is uncapped if the “Liquidity Event” involves a sale of the Mason resort or of any direct or indirect interest in our subsidiary that owns the Mason resort. We have guaranteed the entire amount of any required Liquidity Event paydown obligation, and up to $30,000 of the Liquidity Event paydown obligation is cross-collateralized by our Grapevine resort. “Liquidity Events” include the sale of (i) any of our Mason, Concord or Grapevine resorts, (ii) any direct or indirect equity interest in the Mason, Concord or Grapevine resorts, (iii) a majority equity interest by us or any of our majority-owned or wholly-owned subsidiaries in (x) any of such majority-owned or wholly-owned subsidiaries or (y) any of our existing properties that are wholly-owned or majority-owned, or the refinancing of a mortgage loan on any of our majority-owned or wholly-owned existing properties. We have also guaranteed all debt service obligations under the loan.
     We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we made an interest rate cap payment of $106 that caps the loan at 7.00% interest. This interest rate cap has been designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

     In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2010.
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
     Williamsburg Mortgage Loan — This loan is secured by our Williamsburg resort. The loan bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points with a minimum rate of 6.25% per annum (effective rate of 6.25% as of March 31, 2010). This loan matures in August 2011 and has a one-year extension available at our option, assuming the property meets an operating performance threshold. The loan has no prepayment fees. The loan has customary covenants associated with an individual mortgaged property, including an event of default in the case of an uncured DSCR of less than 1.40 to 1.00. We were in compliance with all covenants under this loan at March 31, 2010.
     The loan also has a property-level cash trap. Commencing upon the third payment date after it has been determined that a “Cash Sweep Condition” exists, and continuing for two payment dates thereafter, the borrower must pay, in addition to other amounts due, excess cash (subject to certain limitations), which must be applied towards the outstanding principal balance of the loan. “Cash Sweep Conditions” include (i) the failure to maintain a DSCR of 1.50 to 1.00; (ii) the failure of us and our subsidiaries, on a consolidated basis, to maintain liquidity of at least $10,000; and (iii) the failure of us and our subsidiaries, on a consolidated basis, to maintain a minimum tangible net worth of $85,000.
     In conjunction with the closing of this loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we made an interest rate cap payment of $522 that caps the loan at 8% interest through the loan’s maturity date. This interest rate cap has been designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Grapevine Mortgage Loan — This loan is secured by our Grapevine resort. During 2009, we extended the loan’s maturity date to July 1, 2011. We incurred loan fees of $1,415 related to the extension of this loan. The loan bears interest at a floating rate of 90-day LIBOR plus a spread of 400 basis points with an interest rate floor of 7.00% (effective rate of 7.00% as of March 31, 2010). The loan requires principal amortization payments of $800 per quarter until maturity. We have provided a guarantee of monthly amortization and interest payments. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum tangible net worth provision for us, as well as the same property yield-based cash trap as the mortgage loan secured by the Mason resort. In addition, if $30,000 of payments as a result of Liquidity Events have been made under the mortgage loan securing our Mason Resort (described above in greater detail), then the owner of the Grapevine resort is obligated to pay 30% of the proceeds of any sale of the Grapevine resort or of any direct or indirect equity interests in the Grapevine resort, towards repayment of the Grapevine mortgage loan. The loan has no restrictions on the repayment of loan principal and has exit fees that must be paid upon full repayment of the loan or at maturity. We were in compliance with all covenants under this loan at March 31, 2010.
     We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we made an interest rate cap payment of $205 that caps the loan at 7% interest through December 2010. This interest rate cap has been designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.
     In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2010). This loan matures in April 2010 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at March 31, 2010.
     Great Wolf Resorts has provided a $78,588 payment guarantee of the Concord mortgage loan and a customary environmental indemnity.
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
     Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debenture sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
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
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from these debenture sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.
     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on its consolidated balance sheet. For financial reporting purposes, we record interest expense on the corresponding debentures in our condensed consolidated statements of operations.
     City of Sheboygan Bonds — The City of Sheboygan bonds represent the face amount of bond anticipation notes (“BANs”) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. We have recognized as a liability the obligations for the BANs. We have an obligation to fund certain minimum guaranteed amounts of room tax payments to be made by the Blue Harbor Resort through 2028, which obligation is indirectly related to the payments by the City on the BANs.
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
     First Mortgage Notes — On April 7, 2010, our subsidiaries, GWR Operating Partnership, LLLP and Great Wolf Finance Corp, closed on an offering of $230,000 aggregate principal amount of first mortgage notes. These notes were issued at a price to investors of 95.347 percent of their principal amount, bear a fixed interest rate of 10.875% per year and mature on April 1, 2017. The net proceeds from this transaction were used to pay the outstanding mortgage debt related to our Williamsburg, Mason and Grapevine properties. The balance of the net proceeds were used for general corporate purposes. Our subsidiaries that own our Williamsburg, Mason and Grapevine resorts, as well as our subsidiary that provides management, license and other related services to our portfolio of resorts, have guaranteed the first mortgage notes. The guarantees are secured by first mortgages on our Williamsburg, Mason and Grapevine resorts.
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2011	$16,505
2012	203,501
2013	79,985
2014	3,746
2015	63,451
Thereafter	178,991

Total	$546,179

     Future principal requirements on long-term debt including the issuance of the first mortgage notes and repayment of the Williamsburg, Mason and Grapevine mortgage as of March 31, 2010 are as follows:

Through
March 31,
2011	$3,805
2012	4,542
2013	79,985
2014	3,746
2015	63,451
Thereafter	408,991

Total	$564,520

Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;
•	debt maturities within the next year;
•	property taxes and insurance expenses;
•	interest expense and scheduled principal payments on outstanding indebtedness;
•	general and administrative expenses; and
•	income taxes.
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
     We believe these sources of capital will be sufficient to provide for our long-term capital needs. In April 2010, as discussed above, we issued $230,000 of first mortgage notes and used the net proceeds from that offering to repay three existing mortgage loans that were scheduled to mature in 2011. We cannot be certain, however, that we will have access to additional future financing sufficient to meet our long-term liquidity requirements on terms that are favorable to us, or at all.
     Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, non-routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $3,781 for the three months ended March 31, 2010. We expect to have approximately $5,000 of such expenditures for the rest of 2010. As discussed above, we expect to meet these requirements through a combination of cash provided by operations and cash on hand.
     We currently project that the combination of our cash on hand plus cash provided by operations in 2010 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2010 in order either to begin development of any new resorts or to make capital contributions to new joint ventures that would develop resorts that we would license and manage. Also, due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund any required equity contribution to a project. We believe this may result in our not making any significant expenditures in 2010 for development of new resorts or capital contributions to new joint ventures that develop future resorts.
Off Balance Sheet Arrangements
     In August 2009 we sold our 30.26% joint venture interest in the joint venture that owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio to CNL Income Properties, Inc. We currently manage both properties and license the Great Wolf Lodge brand to the joint venture.
     We have one unconsolidated joint venture arrangement at March 31, 2010. We account for our unconsolidated joint venture using the equity method of accounting.
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At March 31, 2010, the joint venture had aggregate outstanding indebtedness to third parties of $100,353. As of March 31, 2010, we have made combined loan and equity contributions, net of loan repayments, of $29,210 to the joint venture to fund a portion of construction costs of the resorts. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2010:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$606,703	$27,162	$304,255	$86,400	$188,886
Operating lease obligations	2,510	415	811	561	723
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$610,481	$27,577	$305,066	$86,961	$190,877

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,554 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,231 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $27,195 of available cash and cash equivalents and working capital deficit of $22,256 (current assets less current liabilities) at March 31, 2010, compared to the $20,913 of available cash and cash equivalents and a working capital deficit of $15,534 at December 31, 2009. The primary reasons for the working capital deficit as of March 31, 2010 is the use of cash for capital expenditures and an increase in accruals related to the issuance of our first mortgage notes that closed in April 2010. The primary reason for the working capital deficit as of December 31, 2009 was the use of cash for capital expenditures for our properties that were under development.
Cash Flows
Three months ended March 31, 2010, compared with the three months ended March 31, 2009

			Increase/
	2010	2009	(Decrease)
Net cash provided by operating activities	$12,795	$8,122	$4,673
Net cash used in investing activities	(1,916)	(23,865)	21,949
Net cash (used in) provided by financing activities	(4,597)	19,749	(24,346)
     Operating Activities. The increase in net cash provided by operating activities resulted primarily from an increase in net operating income and accounts payable, accrued expenses and other liabilities during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

     Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, resulted primarily from a decrease in capital expenditures related to our properties that are in service and in development.
     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from receiving fewer loan proceeds during the three months ended March 31, 2010 as compared to the three months ended March 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair values relevant to financial instruments are dependent, in part, upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our earnings are also affected by the changes in interest rates due to the impact those changes have on our interest income from cash and our interest expense from variable-rate debt instruments. We may use derivative financial instruments to manage or hedge interest rate risks related to our borrowings. We do not intend to use derivatives for trading or speculative purposes. All dollar amounts are in thousands.
     As of March 31,2010, we had total indebtedness of $546,179. This debt consisted of:
•	$68,382 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$71,800 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 90-day LIBOR plus a spread of 425 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at March 31, 2010.

•	$95,149 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$62,750 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 30-day LIBOR plus a spread of 350 basis points, with a minimum rate of 6.25% per annum. The effective rate was 6.25% at March 31, 2010.

•	$77,109 of variable rate debt secured by one of our resorts. This debt bears interest at a floating rate of 90-day LIBOR plus a spread of 400 basis points, with a minimum rate of 7.00% per annum. The effective rate was 7.00% at March 31, 2010.

•	$78,588 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at March 31, 2010.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,554 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,231 of non-interest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

•	$71 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.
     As of March 31, 2010, we estimate the total fair value of the indebtedness described above to be $88,507 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     At March 31, 2010 all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of March 31, 2010, as LIBOR plus the loans’ basis points would not increase or decrease above the minimum rate floor.
     During the three months ended March 31, 2010, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of March 31, 2010, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     With the closing of our $230,000 first mortgage notes transaction in April 2010, we refinanced the $71,800, $62,750 and $77,109 variable rate loans with the first mortgage notes that bear a fixed interest rate.

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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2010. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, because of the material weakness related to controls around the determination and reporting of the provision for income taxes, as described below. As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we identified a material weakness in our internal control over financial reporting related to errors that occurred during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. As of March 31, 2010, we have not fully remediated this material weakness. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our 2010 annual tax provision, we anticipate that this material weakness may continue to exist through the end of 2010 or later.

Remediation of Material Weaknesses
          As discussed in Item 9A of our Form 10-K for the year ended December 31, 2009, there was a material weakness in our internal control over financial reporting related to errors that occurred during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. Through the date of this filing, we have taken steps to improve our internal controls around our tax accounting and tax accounts reconciliation processes, with an increase in the level of detail in our reviews of complex calculations used to derive significant financial statement amounts or estimates. We believe we have taken the appropriate steps necessary to begin to remediate this material weakness relating to our tax accounting and tax reconciliation processes, procedures and controls, including review of our effective tax rate calculation and our scheduled reversals of deferred tax liabilities on a quarterly basis. Certain of the corrective processes, procedures and controls, however, relate to annual controls that cannot be tested until the preparation of our 2010 annual tax provision. Accordingly, we will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes we deem appropriate.
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
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the applicable period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
We were not in default of our obligations upon any senior securities during the applicable period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matters to vote by security holders during the applicable period.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.5	Employment Agreement between Great Wolf Resorts, Inc., and Kimberly Schaefer, dated December 13, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

Exhibit
Number	Description
10.6	Employment Agreement between Great Wolf Resorts, Inc. and James Calder, dated December 13, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.7	Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated December 13, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.8	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated May 28, 2008 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.9	Second Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated July 2, 2008 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.10	Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated March 20, 2009 (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.11	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated December 16, 2009 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.12	Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.13	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.14	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.15	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.16	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.17	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.18	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.19	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.20	Loan Agreement dated July 28, 2007, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2007).

10.21	Third Amendment to Loan Agreement dated July 31, 2009, among Great Wolf Lodge of Grapevine, LLC, as borrower, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services, Inc. through its division Merrill Lynch Capital), as administrative agent on behalf of the lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2009).

10.22	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).

10.23	Loan Agreement dated August 4, 2008, between Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch and Capmark Bank, as lenders (incorporated herein by reference to the Company’s Current Report on Form 10-Q filed August 5, 2008).

Exhibit
Number	Description
10.24	Amendment to Loan Agreement dated January 15, 2010, among Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch, as agent, and Calyon New York Branch and Capmark Bank, as lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed March 2, 2010).

10.25	Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as administrative agent, and the several banks and other financial institutions from time to time party thereto, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).

10.26	Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009).

10.27*	Note Purchase Agreement dated as of March 30, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership ("GWR OP"), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP; and (iv) Deutsche Bank Securities, Inc., Banc of America Securities, LLC, Wells Fargo Securities, LLC and Credit Agricole Securities (USA) Inc..

10.28*	Indenture dated as of April 7, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership ("GWR OP"), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP and (iv) U.S. Bank National Association. as trustee.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: May 5, 2010