Form 10-Q
period 2010-06-30
Great Wolf Resorts, Inc.
filed 2010-08-03
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 32,464,130 as of August 3, 2010.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,410	$20,913
Escrows	2,774	5,938
Accounts receivable, net of allowance for doubtful accounts of $122 and $101	4,173	2,192
Accounts receivable — affiliates	2,833	2,614
Inventory	6,453	4,791
Other current assets	5,565	4,252

Total current assets	52,208	40,700
Property and equipment, net	665,170	676,405
Investments in and advances to affiliates	27,134	27,484
Notes receivable	—	8,268
Other assets	33,645	29,058
Intangible assets	27,715	23,829

Total assets	$805,872	$805,744

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$4,186	$16,126
Accounts payable	7,806	5,078
Accounts payable — affiliates	10	—
Accrued expenses	29,754	21,970
Advance deposits	12,642	7,114
Other current liabilities	5,419	5,946

Total current liabilities	59,817	56,234
Mortgage debt	457,185	441,724
Other long-term debt	92,096	92,221
Deferred compensation liability	1,050	809
Other long-term liabilities	1,131	—

Total liabilities	611,279	590,988

Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 32,445,206 and 31,278,889 shares issued and outstanding	324	313
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	401,542	400,930
Accumulated deficit	(207,112)	(186,287)
Deferred compensation	(200)	(200)

Total Great Wolf Resorts stockholders’ equity	194,554	214,756
Noncontrolling interest	39	—

Total equity	194,593	214,756

Total liabilities and equity	$805,872	$805,744

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rooms	$39,460	$40,310	$81,248	$76,655
Food and beverage	11,456	11,305	23,073	21,207
Other	10,379	10,160	20,587	19,125
Management and other fees	560	402	1,195	991
Management and other fees — affiliates	960	1,210	1,980	2,434

	62,815	63,387	128,083	120,412
Other revenue from managed properties — affiliates	2,759	5,238	5,453	10,520
Other revenue from managed properties	2,854	—	5,571	—

Total revenues	68,428	68,625	139,107	130,932

Operating expenses by department:
Rooms	6,044	5,948	12,073	10,977
Food and beverage	8,739	8,865	17,266	16,280
Other	8,575	8,424	16,942	15,692
Other operating expenses:
Selling, general and administrative	14,486	16,987	33,228	31,631
Property operating costs	8,170	9,114	17,204	21,456
Depreciation and amortization	17,110	14,630	31,130	27,216
Loss on disposition of property	9	—	19	191

	63,133	63,968	127,862	123,443
Other expenses from managed properties — affiliates	2,759	5,238	5,453	10,520
Other expenses from managed properties	2,854	—	5,571	—

Total operating expenses	68,746	69,206	138,886	133,963

Net operating (loss) income	(318)	(581)	221	(3,031)
Investment income — affiliates	(276)	(336)	(565)	(720)
Interest income	(180)	(148)	(433)	(336)
Interest expense	12,459	8,777	21,658	15,044

Loss before income taxes and equity in unconsolidated affiliates	(12,321)	(8,874)	(20,439)	(17,019)
Income tax expense (benefit)	189	(3,635)	369	(6,783)
Equity in loss (income) of unconsolidated affiliates, net of tax	210	467	(23)	1,115

Net loss	(12,720)	(5,706)	(20,785)	(11,351)
Net loss attributable to noncontrolling interest, net of tax	40	—	40	—

Net loss attributable to Great Wolf Resorts, Inc.	$(12,760)	$(5,706)	$(20,825)	$(11,351)

Basic loss per common share	$(0.41)	$(0.18)	$(0.67)	$(0.36)

Diluted loss per common share	$(0.41)	$(0.18)	$(0.67)	$(0.36)

Weighted average common shares outstanding:
Basic	31,000,179	31,263,487	30,919,023	31,123,072

Diluted	31,000,179	31,263,487	30,919,023	31,123,072

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six months ended
	June 30,
	2010	2009
Operating activities:

Net loss	$(20,785)	$(11,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,130	27,216
Bad debt expense	193	457
Non-cash employee compensation and professional fees expense	1,061	469
Loss on disposition of property	19	191
Equity in (income) losses of unconsolidated affiliates	(22)	1,854
Deferred tax benefit	(224)	(7,582)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(3,482)	(5,025)
Accounts payable, accrued expenses and other liabilities	10,380	2,106

Net cash provided by operating activities	18,270	8,335

Investing activities:
Capital expenditures for property and equipment	(6,229)	(45,846)
Loan repayment from unconsolidated affiliates	490	8,098
Investment in affiliate	(10)	—
Investment in unconsolidated affiliates	—	(303)
Investment in development	(358)	1,086
Proceeds from sale of assets	15	66
Cash acquired in acquisition of Creative Kingdoms, LLC	324	—
(Increase) decrease in restricted cash	(3)	163
Decrease (increase) in escrows	3,164	(1,379)

Net cash used in investing activities	(2,607)	(38,115)

Financing activities:
Principal payments on long-term debt	(215,941)	(3,112)
Proceeds from issuance of long-term debt	219,337	50,073
Payment of loan costs	(9,562)	(8,377)

Net cash (used in) provided by financing activities	(6,166)	38,584

Net increase in cash and cash equivalents	9,497	8,804
Cash and cash equivalents, beginning of period	20,913	14,231

Cash and cash equivalents, end of period	$30,410	$23,035

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$16,543	$14,599
Cash paid for income taxes, net of refunds	$404	$36
Non-cash items:
Construction in process accruals	$—	$319
Loan cost accruals	$1,076	$—
Conversion of note receivable and accrued interest to equity investment	$9,963	$—

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
Business Summary
     We are the largest owner, licensor, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge® and Blue Harbor Resort tm brand names and have entered into licensing arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guest can enjoy our various amenities and activities.
     We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. Our resorts earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing arrangements, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.
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
     The indoor waterparks in our Great Wolf Lodge resorts range in size from approximately 34,000 to 84,000 square feet and are decorated consistent with our resort motif. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse waterfort, an interactive water experience for the entire family that features over 60 water effects and is capped by an oversized bucket that dumps between 700 to 1,000 gallons of water every five minutes. Our waterparks also feature a combination of high-speed body slides and inner tube waterslides, smaller slides for younger children, zero-depth water activity pools with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and large free form hot tubs, including hot tubs for adults only.
     On June 7, 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK) in exchange for all of the $8,700 principal balance, plus accrued interest of $1,263, of convertible indebtedness owed to us by CK. CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at nine of our resorts. CK also licenses or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.
     The following table presents an overview of our portfolio of resorts. As of June 30, 2010, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature

Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other resorts in appropriate markets.

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of June 30, 2010 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and six months ended June 30, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the property under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of Interior, which is trustee for Chehalis.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     Principles of Consolidation — Our condensed consolidated financial statements include our accounts and the accounts of our majority-owned and controlled subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions.
     Acquisition Accounting — We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are record to our consolidated statements of operations.
     Goodwill — Goodwill is measured at an acquisition date as the excess of (a) the consideration transferred and the fair value of any noncontrolling interest in the acquiree over (b) the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting units’ fair values using a discounted cash flow model.
     In connection with the acquisition of the majority interest in CK we have recorded $2,276 of goodwill that is included within Intangible Assets on our condensed consolidated balance sheet.

	June 30,	December 31,
	2010	2009
Goodwill	$2,276	130,496
Accumulated impairment losses	—	(68,405)
Goodwill related to sale of affiliate	—	(62,091)

	$2,276	$—

     Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of June 30, 2010.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.

     Segments — We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.
The following summarizes significant financial information regarding our segments:

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended June 30, 2010
Revenues	$60,428	$7,133	$867	$68,428

Depreciation and amortization	(16,416)	—	(694)	(17,110)
Net operating (loss) income	(1,664)	1,520	(174)	(318)
Investment income — affiliates	—	—	—	(276)
Interest income	—	—	—	(180)
Interest expense	—	—	—	12,459

Loss before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(12,321)

Additions to long-lived assets	1,961	—	487	$2,448

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Six months ended June 30, 2010
Revenues	$124,041	$14,199	$867	$139,107

Depreciation and amortization	(30,271)	—	(859)	(31,130)
Net operating (loss) income	(709)	3,175	(2,245)	221
Investment income — affiliates	—	—	—	(565)
Interest income	—	—	—	(433)
Interest expense	—	—	—	21,658

Loss before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(20,439)

Additions to long-lived assets	5,790	—	439	$6,229
Total assets	685,381	3,565	116,926	$805,872

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended June 30, 2009
Revenues	$61,775	$6,850	$—	$68,625

Depreciation and amortization	(14,474)	—	(156)	(14,630)
Net operating (loss) income	(777)	1,612	(1,416)	(581)
Investment income — affiliates	—	—	—	(336)
Interest income				(148)
Interest expense	—	—	—	8,777

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(8,874)

Additions to long-lived assets	16,064	—	104	$16,168

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Six months ended June 30, 2009
Revenues	$116,987	$13,945	$—	$130,932

Depreciation and amortization	(26,845)	—	(371)	(27,216)
Net operating (loss) income	(3,659)	3,425	(2,797)	(3,031)
Investment income — affiliates				(720)
Interest income	—	—	—	(336)
Interest expense	—	—	—	15,044

Loss before income taxes and equity in losses of unconsolidated affiliates	—	—	—	$(17,019)

Additions to long-lived assets	45,619	—	227	$45,846

Total assets (as of December 31, 2009)	707,472	2,942	95,330	$805,744

     The Other column in the table includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles.
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
     In October 2009, the FASB issued guidance for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.
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
3. INVESTMENT IN AFFILIATES
   CNL Joint Venture
     On August 6, 2009, we sold our 30.26% joint venture interest to CNL for $6,000.
     Summary financial data for this joint venture for periods where we still maintained an ownership interest is as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2009	2009
Operating data:
Revenue	$7,041	$14,650
Operating expenses	$(9,592)	$(19,830)
Net loss	$(2,551)	$(5,180)
   Grand Mound Joint Venture
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At June 30, 2010, the joint venture had aggregate outstanding indebtedness to third parties of $99,645. As of June 30, 2010, we have made combined loan and equity contributions, net of loan repayments, of $29,210 to the joint venture to fund a portion of construction costs of the resorts.

     Summary financial data for this joint venture is as follows:

	June 30,	December 31,
	2010	2009
Balance sheet data:
Total assets	$144,624	$145,247
Total liabilities	$113,358	$114,129

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating data:
Revenue	$10,563	$10,156	$21,776	$20,133
Operating expenses	$(10,957)	$(8,718)	$(20,381)	$(17,302)
Net income (loss)	$(457)	$(22)	$60	$(186)
     We have a receivable from the joint venture of $2,833 and $2,614 that relates primarily to accrued preferred equity returns as of June 30, 2010 and December 31, 2009, respectively.
4. VARIABLE INTEREST ENTITIES
          In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments and management agreements, to determine if an entity in which we have a variable interest, is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organization structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.
          The following summarizes our analyses of entities in which we have a variable interest and that we have concluded are variable interest entities:
•	We have equity investments in and a loan to the joint venture that owns the Great Wolf Lodge resort Grand Mound, Washington. We manage that resort and we have concluded that the joint venture is a variable interest entity because the management fees we receive represent a variable interest. The management contract, however, does not provide us with power over the activities that most significantly impact the economic performance of the joint venture. As we lack the ability to direct the activities that most significantly affect the resorts’ performance, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity at June 30, 2010. During the three and six months ended June 30, 2010 and 2009, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of June 30, 2010 is limited to the carrying value of our equity investments in and loans to the joint venture as of that date. The total carrying values of those items on our balance sheet as of June 30, 2010 is $27,017.

•	We have equity investments in two subsidiaries which are Delaware statutory trusts, both of which were used to issue trust preferred securities through private offerings. We have concluded that both of these trusts are variable interest entities. As we lack the ability to direct the activities that most significantly impact the trusts’ performance, however, we are not the primary beneficiary and therefore, we do not consolidate these entities at June 30, 2010. During the three and six months ended June 30, 2010 and 2009, we did not provide any support to these entities that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with these entities as of June 30, 2010 is limited to the carrying value of our equity investments in the entities as of that date. The total carrying values of those items on our balance sheet as of June 30, 2010 is $2,420.
5. ACQUISTION OF CREATIVE KINGDOMS
     On June 7, 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK) in exchange for all of the $8,700 principal balance, plus accrued interest of $1,263, of convertible indebtedness owed to us by CK. CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at nine of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.
     We have consolidated CK as we have a majority ownership interest in CK. We accounted for this business combination using the acquisition method of accounting, which requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. We have recorded the identifiable assets acquired, the liabilities assumed and the noncontrolling interest at amounts that approximate fair value. We have recorded $2,276 of goodwill, which represents the excess of (a) the consideration transferred and the fair value of any noncontrolling interest in the acquiree over (b) the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
6. SHARE-BASED COMPENSATION
     We recognized share-based compensation expense of $516 and $1,061, net of estimated forfeitures, for the three months and six months ended June 30, 2010, respectively. The total income tax benefit recognized related to share-based compensation was $9 and $19 for the three and six months ended June 30, 2010, respectively.
     We recognized share-based compensation expense of $435 and $469, net of estimated forfeitures, for the three and six months ended June 30, 2009, respectively. The total income tax benefit recognized related to share-based compensation was $174 and $187 for the three and six months ended June 30, 2009, respectively.
     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of June 30, 2010, total unrecognized compensation cost related to share-based compensation awards was $3,557, which we expect to recognize over a weighted average period of approximately 3.1 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At June 30, 2010, there were 129,474 shares available for future grants under the Plan.
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
     We recorded stock option expense of $7 and $14 for the three and six months ended June 30, 2009, respectively. We recorded no stock option expense for the three and six months ended June 30, 2010. We have not granted any stock options in 2010 or 2009.
     A summary of stock option activity during the six months ended June 30, 2010 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	441,000	$17.53	4.59 years
Exercised	—
Forfeited	—

Outstanding at end of period	441,000	$17.53	4.59 years
Exercisable at end of period	441,000	$17.53	4.59 years
     Our outstanding or exercisable stock options had no intrinsic value at June 30, 2010 or 2009.
   Market Condition Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.
     We granted 515,986 and 541,863 market condition share awards during the six months ended June 30, 2010 and 2009, respectively. We recorded share-based compensation expense of $178 and $387 for the three and six months ended June 30, 2010, respectively. We recorded share-based compensation expense of $82 and $204 for the three and six months ended June 30, 2009, respectively.
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
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 9-month treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date.
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
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 2.75-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period June 29, 2007 through March 30, 2010.
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
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 2.75-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock for the period June 29, 2007 through March 30, 2010.
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
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the one-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date.
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
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. Due to the resignation of two senior officers in 2008, 58,628 shares were forfeited.
     In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $19 was expensed in the six months ended June 30, 2010.
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
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate is based on the four-year T-bill rate. Our expected stock price volatility was estimated using daily returns data of our stock for a two-year period ending on the grant date. The expected stock price volatility for the small cap stock index was estimated using daily returns data for a two-year period ending on the grant date. Due to the resignation of two senior officers in 2008, 58,628 shares were forfeited.
     In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $23 was expensed in the six months ended June 30, 2010.
   Performance Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 111,020 and 180,622 performance shares during the six months ended June 30, 2010 and 2009, respectively. Shares granted in 2010 vest over a three year period, 2010-2012; and shares granted in 2009 vest over a three year period, 2009-2011.

     The per share fair value of performance shares granted during the six months ended June 30, 2010 and 2009 was $3.18 and $1.54, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $61 and $122 for the three and six months ended June 30, 2010, respectively. We recorded share-based compensation expense of $46 and $92 for the three and six months ended June 30, 2009, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $9 and $2 during the six months ended June 30, 2010 and 2009, respectively.
     Based on their achievement of certain individual and departmental performance goals:
•	Employees earned and were issued 162,559 performance shares in March 2010 related to 2009 grants and

•	Employees earned and were issued 18,084 performance shares in February 2009 related to the 2008 grants.
     Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded negative share-based compensation expense of $13 and $3, for the three and six months ended June 30, 2010, respectively. We recorded negative share-based compensation expense of $3 and $352, for the three and six months ended June 30, 2009, respectively.
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
     A summary of non-vested shares activity for the six months ended June 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares balance at beginning of period	483,468	$5.13
Granted	1,306,653	$2.10
Forfeited	(6,400)	$5.42
Vested	(365,352)	$2.95

Non-vested shares balance at end of period	1,418,369	$2.72

     We recorded share-based compensation expense of $290 and $544 for the three and six months ended June 30, 2010, respectively, related to these shares. We recorded share-based compensation expense of $249 and $459 for the three and six months ended June 30, 2009, respectively, related to these shares.
     Our non-vested shares had an intrinsic value of $353 at June 30, 2010. Our non-vested shares had no intrinsic value at June 30, 2009.

     Vested Shares
     We have an annual short-term incentive plan for certain employees, in which they are provided the potential to earn cash bonus payments. In 2008 and 2009, certain of these employees had the option to elect to have some or all of their annual bonus compensation paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance.
•	In connection with the elections related to 2008 bonus amounts, we issued 17,532 shares in February 2009. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant.

•	There were no shares issued in the six months ended June 30, 2010 related to 2009 bonus amounts.
     In 2010 and 2009, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $20 for the six months ended June 30, 2010, related to these elections to receive shares in lieu of cash. We issued 7,574 shares in the six months ended June 30, 2010. We recorded non-cash professional fees expense of $54 for six months ended June 30, 2009, related to these elections to receive shares in lieu of cash. We issued 22,286 shares in the six months ended June 30, 2009, respectively.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,	December 31,
	2010	2009
Land and improvements	$60,718	$60,718
Building and improvements	430,580	427,602
Furniture, fixtures and equipment	357,937	341,529
Construction in process	847	327

	850,082	830,176
Less accumulated depreciation	(184,912)	(153,771)

Property and equipment, net	$665,170	$676,405

Depreciation expense was $12,337 and $24,508 for the three months and six months ended June 30, 2010, respectively. Depreciation expense was $12,975 and $24,480 for the three and six months ended June 30, 2009, respectively.

8. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$68,011	$68,773
Mason mortgage loan	—	73,800
Pocono Mountains mortgage loan	94,867	95,458
Williamsburg mortgage loan	—	63,125
Grapevine mortgage loan	—	77,909

	June 30,	December 31,
	2010	2009
Concord mortgage loan	78,588	78,549
First mortgage notes (net of discount of $10,343)	219,657	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,564	8,544
City of Sheboygan loan	3,172	3,290
Other	63	78

	553,467	550,071
Less current portion of long-term debt	(4,186)	(16,126)

Total long-term debt	$549,281	$533,945

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2010.
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
     For the twelve-month period ended June 30, 2010, the DSCR for this loan was 0.78. As a result, the loan servicer may choose to implement the lock-box cash management arrangement. We believe that such an arrangement, if implemented, would constitute a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, if the loan servicer were to establish the traditional lock-box arrangement now permitted under the loan, we believe we would be required to classify the entire outstanding principal balance of the loan as a current liability, since the lock-box arrangement would require us to use the properties’ working capital to liquidate the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.
     The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan.
     Mason Mortgage Loan — This loan was secured by our Mason resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2010.

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
     Williamsburg Mortgage Loan — This loan was secured by our Williamsburg resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Grapevine Mortgage Loan — This loan was secured by our Grapevine resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2010). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at June 30, 2010.
     Great Wolf Resorts has provided a $78,588 payment guarantee of the Concord mortgage loan and a customary environmental indemnity.
     First Mortgage Notes — In April 2010, we completed a private placement of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. We are amortizing the discount over the life of the Notes using the straight-line method, which approximates the effective interest method. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes.
     The Notes are senior obligations of the issuers, GWR Operating Partnership, LLLP and Great Wolf Finance Corp. The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
     The Notes require that we satisfy certain tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends; (iii) repurchase capital stock; (iv) make investments or (v) merge. We are currently restricted from these activities with certain carve-outs as defined under our indentures.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2011	$4,186
2012	80,780
2013	3,538
2014	3,818
2015	63,003
Thereafter	408,485

Total	$563,810

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of:
June 30, 2010

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$7	$—	$7
December 31, 2009

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$133	$—	$133
     Level 2 assets consist of our interest rate caps and our long-term debt. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.
     As of June 30, 2010, we estimate the total fair value of our long-term debt to be $74,768 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
     The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.
10. EARNINGS PER SHARE
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
     Options to purchase 441,000 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2010, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 627,006 shares of common stock that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010, because the market and/or performance criteria related to these shares had not been met at June 30, 2010.
     Basic and diluted earnings per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss attributable to Great Wolf Resorts, Inc.	$(12,760)	$(5,706)	$(20,825)	$(11,351)
Weighted average common shares outstanding — basic	31,000,179	31,263,487	30,919,023	31,123,072
Weighted average common shares outstanding — diluted	31,000,179	31,263,487	30,919,023	31,123,072
Net loss attributable to Great Wolf Resorts, Inc. per share — basic	$(0.41)	$(0.18)	$(0.67)	$(0.36)
Net loss attributable to Great Wolf Resorts, Inc. per share — diluted	$(0.41)	$(0.18)	$(0.67)	$(0.36)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     On June 7, 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK). CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at nine of our resorts. CK also licenses or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.
     The following table presents an overview of our portfolio of resorts. As of June 30, 2010, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other resorts in appropriate markets.

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

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of June 30, 2010 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and six months ended June 30, 2010.

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
     Acquisition of Creative Kingdoms, LLC. On June 7, 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK) in exchange for all of the $8,700 principal balance, plus accrued interest of $1,263, of convertible indebtedness owed to us by CK. We have consolidated CK as we have a majority ownership interest in CK. We accounted for this business combination using the acquisition method of accounting, which requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. We have recorded the identifiable assets acquired, the liabilities assumed and the noncontrolling interest at amounts that approximate fair value. We have recorded $2,276 of goodwill, which represents the excess of (a) the consideration transferred and the fair value of any noncontrolling interest in the acquiree over (b) the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
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
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2010 indicates that there are 144 open indoor waterpark resort properties in the United States and Canada. Of the total, 51 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 51 properties, 11 are Great Wolf Resorts properties.
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
     Our business model is highly dependent on consumer spending, because the majority of our revenues are earned from leisure guests and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past three years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. Through the second quarter of 2010, consumers continued to deal with several negative economic impacts that have developed over the past three years, including:
•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	an increased national unemployment rate;

•	a continuing decline in the national average of home prices and an increase in the national home foreclosure rate; and

•	high volatility in the stock market that led to substantial declines in leading market averages and aggregate household savings from 2007 to 2010.
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

     We develop resorts with expectations of achieving certain financial returns on a resort’s operations. The economic slowdown of the past three years has materially and adversely affected our ability to achieve the operating results on our resorts that we had expected to achieve when those resorts were first planned and developed. Also:
•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past few years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest source of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	Our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an adverse impact on the operating performance of our Wisconsin Dells resort.

•	We have experienced much lower than expected occupancy and lower than expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag significantly behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort. As a result of those conditions, we recorded an impairment charge in 2009 to decrease the resort’s carrying value to its estimated fair value (net of disposal costs). In May 2010, we listed the resort for sale.
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
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and EBITDA. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the six months ended June 30, 2010. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2010, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
     Acquisition Accounting — We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are record to our consolidated statements of operations.
     Goodwill — Goodwill is measured at an acquisition date as the excess of (a) the consideration transferred and the fair value of any noncontrolling interest in the acquiree over (b) the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting units’ fair values using a discounted cash flow model.
     In connection with the acquisition of the majority interest in CK we have recorded $2,276 of goodwill that is included within Intangible Assets on our condensed consolidated balance sheet.

	June 30,	December 31,
	2010	2009
Goodwill	$2,276	130,496
Accumulated impairment losses	—	(68,405)
Goodwill related to sale of affiliate	—	(62,091)

	$2,276	$—

     Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of June 30, 2010.
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
     In October 2009, the FASB issued guidance for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.
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
     The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss attributable to Great Wolf Resorts, Inc.	$(12,760)	$(5,706)	$(20,825)	$(11,351)
Adjustments:
Interest expense, net of interest income	12,279	8,629	21,225	14,708
Income tax expense (benefit)	194	(3,966)	369	(7,523)
Depreciation and amortization	17,110	14,630	31,130	27,216

EBITDA	$16,823	$13,587	$31,899	$23,050

Results of Operations
General
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;

•	our Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Mason, Grapevine and Concord wholly-owned resorts;

•	our subsidiary that is the developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interests in the Wisconsin Dells and Sandusky resorts through August 2009, when we sold our minority ownership interests in those resorts, and our equity interest in Grand Mound resort in which we have an ownership interest but which we do not consolidate.

Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our subsidiary that is the developer of experiential gaming products, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs, recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.

Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.
     Three months ended June 30, 2010, compared with the three months ended June 30, 2009
The following table shows key operating statistics for our resorts for the three months ended June 30, 2010 and 2009:

		Same Store Comparison(b)
				Increase/
	All Properties(a)			(Decrease)
	2010	2010	2009	$	%
Occupancy	59.0%	59.6%	61.6%	N/A	(3.2)%
ADR	$239.11	$237.58	$230.26	$7.32	3.2%
RevPAR	$140.99	$141.66	$141.79	$(0.13)	(0.1)%
Total RevPOR	$371.17	$369.32	$358.65	$10.67	3.0%
Total RevPAR	$218.85	$220.22	$220.85	$(0.63)	(0.3)%
Non-rooms revenue per occupied room	$132.06	$131.74	$128.39	$3.35	2.6%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2010 and 2009 (that is, all properties other than our Concord resort).
     The changes in key operating statistics for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, were negatively impacted in part by a shift in earlier school spring-break travel into the first quarter and positively impacted by overall better economic conditions which appear to be having a positive impact on consumer sentiment and spending patterns.
     Presented below are selected amounts from the statements of operations for the three months ended June 30, 2010 and 2009:

	Three months ended
	June 30,
	2010	2009	Increase/ (Decrease)
Revenues	$68,428	$68,625	$(197)
Operating expenses:
Departmental operating expenses	23,358	23,237	121
Selling, general and administrative	14,486	16,987	(2,501)
Property operating costs	8,170	9,114	(944)
Depreciation and amortization	17,110	14,630	2,480
Net operating loss	(318)	(581)	263
Interest expense, net of interest income	12,279	8,629	3,650
Income tax expense (benefit)	189	(3,635)	3,824
Net loss attributable to Great Wolf Resorts, Inc.	(12,760)	(5,706)	(7,054)

     Operating expenses.
•	Total selling, general and administrative expenses decreased by $2,501 in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due primarily to a settlement received at our Poconos resort related to wastewater treatment litigation as well as a decrease in corporate development-related expenditures.

•	Opening-related costs (included in total property operating costs) related to our resorts were $1,339 for the three months ended June 30, 2009, due primarily to the opening of our Concord resort in March 2009. There were no similar opening-related resort costs for the three months ended June 30, 2010.

•	Total depreciation and amortization increased for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to unamortized loan fees expensed in the amount of $3,500 related to our existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes. This increase was partially offset by a decrease in depreciation on our Sheboygan resort due to the asset impairment loss recorded in 2009.
     Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. increased due to:
•	An increase in net interest expense of $3,650, mainly due to interest expense related to our first mortgage notes.

•	An increase in income tax expense of $3,824 recorded in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of fully reserving deferred tax assets resulting from net operating losses in 2010. We did not record a similar reserve in the three months ended June 30, 2009.
     Six months ended June 30, 2010, compared with the six months ended June 30, 2009
The following table shows key operating statistics for our resorts for the six months ended June 30, 2010 and 2009:

		Same Store Comparison(b)
	All Properties(a)			Increase/ (Decrease)
	2010	2010	2009	$	%
Occupancy	59.2%	59.9%	60.4%	N/A	(0.8)%
ADR	$248.42	$247.87	$240.88	$6.99	2.9%
RevPAR	$147.14	$148.60	$145.47	$3.13	2.2%
Total RevPOR	$384.97	$384.62	$373.31	$11.31	3.0%
Total RevPAR	$228.02	$230.58	$225.44	$5.14	2.3%
Non-rooms revenue per occupied room	$136.55	$136.75	$132.43	$4.32	3.3%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2010 and 2009 (that is, all properties other than our Concord resort).

     The changes in key operating statistics for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, were positively impacted by overall better economic conditions which appear to be having a positive impact on consumer sentiment and spending patterns.
     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2010 and 2009:

	Six months ended
	June 30,
	2010	2009	Increase/ (Decrease)
Revenues	$139,107	$130,932	$8,175
Operating expenses:
Departmental operating expenses	46,281	42,949	3,332
Selling, general and administrative	33,228	31,631	1,597
Property operating costs	17,204	21,456	(4,252)
Depreciation and amortization	31,130	27,216	3,914
Net operating income (loss)	221	(3,031)	3,252
Interest expense, net of interest income	21,225	14,708	6,517
Income tax expense (benefit)	369	(6,783)	7,152
Net loss attributable to Great Wolf Resorts, Inc.	(20,825)	(11,351)	(9,474)
     Revenues. Total revenues increased due to the following:
•	An increase in revenue from our Concord resort, which opened in March 2009.
     Operating expenses. Total operating expenses increased primarily due to the opening of our Concord resort in March 2009.
•	Departmental expenses increased by $3,332 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due primarily to the opening of our Concord resort.

•	Total selling, general and administrative expenses increased by $1,597 in the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due primarily to the opening of our Concord resort offset by a settlement received at our Poconos resort related to wastewater treatment litigation during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

•	Opening-related costs (included in total property operating costs) related to our resorts were $5,583 for the six months ended June 30, 2009, due primarily to the expansion of our Grapevine property in January 2009 and opening of our Concord resort in March 2009. There were no similar opening-related costs for the six months ended June 30, 2010.

•	Total depreciation and amortization increased for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to unamortized loan fees expensed in the amount of $3,500 related to our existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes. This increase was partially offset by a decrease in depreciation on our Sheboygan resort due to the asset impairment loss recorded in 2009.

Net operating income (loss). During the six months ended June 30, 2010, we had net operating income of $221 as compared to a net operating loss of $3,031 for the six months ended June 30, 2009.
Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. increased due to:
•	An increase in net interest expense of $6,517, mainly due to interest expense on our first mortgage notes, and less interest being capitalized to development properties in 2010 as compared to 2009 due to fewer properties being developed.

•	An increase in income tax expense of $7,152 recorded in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of fully reserving deferred tax assets resulting from net operating losses in 2010. We did not record a similar reserve in the six months ended June 30, 2009.
Segments
     We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended			Six months ended
	June 30,			June 30,
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Resort Ownership/Operation
Revenues	$60,428	$61,775	$(1,347)	$124,041	$116,987	$7,054
EBITDA	14,758	13,697	1,061	29,569	23,185	6,384

Resort Third-Party Management/License
Revenues	7,133	6,850	283	14,199	13,945	254
EBITDA	1,520	1,612	(92)	3,175	3,425	(250)

Other
Revenues	867	—	867	867	—	867
EBITDA	545	(1,722)	2,267	(845)	(3,560)	2,715
     The Other column in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments.
Liquidity and Capital Resources
     We had total indebtedness of $553,467 and $550,071 as of June 30, 2010 and December 31, 2009, respectively, summarized as follows:

	June 30,	December 31,
	2010	2009
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$68,011	$68,773
Mason mortgage loan	—	73,800
Pocono Mountains mortgage loan	94,867	95,458
Williamsburg mortgage loan	—	63,125
Grapevine mortgage loan	—	77,909
Concord mortgage loan	78,588	78,549
First mortgage notes (net of discount of $10,343)	219,657	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,564	8,544
City of Sheboygan loan	3,172	3,290
Other	63	78

	553,467	550,071
Less current portion of long-term debt	(4,186)	(16,126)

Total long-term debt	$549,281	$533,945

     Traverse City/Kansas City Mortgage Loan — This loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2010.
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
     For the twelve-month period ended June 30, 2010, the DSCR for this loan was 0.78. As a result, the loan servicer may choose to implement the lock-box cash management arrangement. We believe that such an arrangement, if implemented, would constitute a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, if the loan servicer were to establish the traditional lock-box arrangement now permitted under the loan, we believe we would be required to classify the entire outstanding principal balance of the loan as a current liability, since the lock-box arrangement would require us to use the properties’ working capital to liquidate the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.
     The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan.
     Mason Mortgage Loan — This loan was secured by our Mason resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2010.
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
     Williamsburg Mortgage Loan — This loan was secured by our Williamsburg resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Grapevine Mortgage Loan — This loan was secured by our Grapevine resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2010). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at June 30, 2010.
     Great Wolf Resorts has provided a $78,588 payment guarantee of the Concord mortgage loan and a customary environmental indemnity.
     First Mortgage Notes — In April 2010, we completed a private placement of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. We are amortizing the discount over the life of the Notes using the straight-line method, which approximates the effective interest method. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes.
     The Notes are senior obligations of the issuers, GWR Operating Partnership, LLLP and Great Wolf Finance Corp. The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
     The Notes require that we satisfy certain tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends; (iii) repurchase capital stock;

(iv) make investments or (v) merge. We are currently restricted from these activities with certain carve-outs as defined under our indentures.
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

     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2011	$4,186
2012	80,780
2013	3,538
2014	3,818
2015	63,003
Thereafter	408,485

Total	$563,810

     Short-Term Liquidity Requirements
     Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	debt maturities within the next year;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.
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
     Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, non-routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $6,229 for the six months ended June 30, 2010. We expect to have approximately $2,000 of such expenditures for the rest of 2010. As discussed above, we expect to meet these requirements primarily through a combination of cash provided by operations and cash on hand.
     We currently project that the combination of our cash on hand plus cash provided by operations in 2010 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2010 in order either to begin development of any new resorts or to make material capital contributions to new joint ventures that would develop resorts that we would license and manage. Also, due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund any required equity contribution to a project. Furthermore, the indenture which governs our first mortgage notes imposes significant restrictions on our ability to invest in the development of new resorts or joint ventures that may acquire or develop resorts. We believe these factors may result in our not making any significant expenditures in 2010 for development of new resorts or capital contributions to new joint ventures that develop future resorts.
Off Balance Sheet Arrangements
     In August 2009 we sold our 30.26% joint venture interest in the joint venture that owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio to CNL Income Properties, Inc. We currently manage both properties and license the Great Wolf Lodge brand to the joint venture.
     We have one unconsolidated joint venture arrangement at June 30, 2010. We account for our unconsolidated joint venture using the equity method of accounting.
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At June 30, 2010, the joint venture had aggregate outstanding indebtedness to third parties of $99,645. As of June 30,

2010, we have made combined loan and equity contributions, net of loan repayments, of $29,210 to the joint venture to fund a portion of construction costs of the resorts.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2010:

	Payment Terms
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$796,304	$39,392	$155,011	$134,870	$467,031
Operating lease obligations	4,787	1,030	1,816	1,282	659
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$802,359	$40,422	$156,827	$136,152	$468,958

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,564 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,172 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.
If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $30,410 of available cash and cash equivalents and working capital deficit of $7,609 (current assets less current liabilities) at June 30, 2010, compared to the $20,913 of available cash and cash equivalents and a working capital deficit of $15,534 at December 31, 2009. The primary reasons for the working capital deficit as of June 30, 2010 is the use of cash for capital expenditures and an increase in accruals related to the issuance of our first mortgage notes that closed in April 2010. The primary reason for the working capital deficit as of December 31, 2009 was the use of cash for capital expenditures for our properties that were under development.
Cash Flows
Six months ended June 30, 2010, compared with the six months ended June 30, 2009

			Increase/
	2010	2009	(Decrease)
Net cash provided by operating activities	$18,270	$8,335	$9,935
Net cash used in investing activities	(2,607)	(38,115)	(35,508)
Net cash (used in) provided by financing activities	(6,166)	38,584	(44,750)
     Operating Activities. The increase in net cash provided by operating activities resulted primarily from an increase in accounts payable, accrued expenses and other liabilities during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

     Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, resulted primarily from a decrease in capital expenditures related to our properties that are in service and in development.
     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from receiving fewer loan proceeds, net of principal payments, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
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
     As of June 30, 2010, we had total indebtedness of $553,467. This debt consisted of:
•	$68,011 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$94,867 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$78,588 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at June 30, 2010.

•	$219,657 (net of discount of $10,343) of first mortgage notes that are secured by first priority liens on three of our resorts. This debt bears interest at 10.875%. The notes are due April 2017.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,564 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,172 of non-interest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

•	$63 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.

     As of June 30, 2010, we estimate the total fair value of the indebtedness described above to be $74,768 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     At June 30, 2010 all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of June 30, 2010, as LIBOR plus the loans’ basis points would not increase or decrease above the minimum rate floor.
     During the six months ended June 30, 2010, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of June 30, 2010, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2010. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, because of the material weakness related to controls around the determination and reporting of the provision for income taxes, as described below. As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we identified a material weakness in our internal control over financial reporting related to errors that occurred during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. As of June 30, 2010, we have not fully remediated this material weakness. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our 2010 annual tax provision, we anticipate that this material weakness may continue to exist through the end of 2010 or later.
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
ITEM 4. [Removed and Reserved]
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form
10-Q.

Exhibit
Number	Description
2.1	Form of Merger Agreement (Delaware) (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

2.2	Form of Merger Agreement (Wisconsin) (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.3	First Amendment to the Development Agreement, dated June 25, 2004, by and among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.4	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.5	Employment Agreement between Great Wolf Resorts, Inc., and Kimberly Schaefer, dated December 13, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

Exhibit
Number	Description
10.6	Employment Agreement between Great Wolf Resorts, Inc. and James Calder, dated December 13, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.7	Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated December 13, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.8	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated May 28, 2008 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.9	Second Amendment to Employment Agreement between Great Wolf Resorts, Inc. and J. Michael Schroeder, dated July 2, 2008 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.10	Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated March 20, 2009 (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.11	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated December 16, 2009 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 2, 2010)

10.12	Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.13	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.14	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.15	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.16	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.17	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.18	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.19	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.20	Loan Agreement dated July 28, 2007, among Great Wolf Lodge of Grapevine, LLC, as borrower, and Merrill Lynch Capital and HSH Nordbank, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2007).

Exhibit
Number	Description
10.21	Third Amendment to Loan Agreement dated July 31, 2009, among Great Wolf Lodge of Grapevine, LLC, as borrower, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services, Inc. through its division Merrill Lynch Capital), as administrative agent on behalf of the lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2009).

10.22	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).

10.23	Loan Agreement dated August 4, 2008, between Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch and Capmark Bank, as lenders (incorporated herein by reference to the Company’s Current Report on Form 10-Q filed August 5, 2008).

Exhibit
Number	Description
10.24	Amendment to Loan Agreement dated January 15, 2010, among Great Wolf Lodge Williamsburg SPE, LLC, as borrower, and Calyon New York Branch, as agent, and Calyon New York Branch and Capmark Bank, as lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed March 2, 2010).

10.25	Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as administrative agent, and the several banks and other financial institutions from time to time party thereto, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).

10.26	Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009).

10.27	Note Purchase Agreement dated as of March 30, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP; and (iv) Deutsche Bank Securities, Inc., Banc of America Securities, LLC, Wells Fargo Securities, LLC and Credit Agricole Securities (USA) Inc. (incorporated herein by reference to the Company’s quarterly report on Form 10-Q filed May 5, 2010).

10.28	Indenture dated as of April 7, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP and (iv) U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s quarterly report on Form 10-Q filed May 5, 2010).

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 3, 2010