Form 10-Q
period 2010-09-30
Great Wolf Resorts, Inc.
filed 2010-11-04
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0510250 (I.R.S. Employer Identification No.)

525 Junction Road, Suite 6000 South Madison, Wisconsin 53717 (Address of principal executive offices)	53717 (Zip Code)
(608) 662-4700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 32,458,808 as of November 4, 2010.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010

FORWARD-LOOKING STATEMENTS
     Some of the statements contained or that may be included in this report or in information we file with the Securities and Exchange Commission, or the SEC, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and those of the members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “might,” “will,” “could,” “plan,” “objective,” “predict,” “project,” “potential,” “continue,” “ongoing,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, competition in our market, changes in family vacation patterns and consumer spending habits, regional or national economic downturns, our ability to attract a significant number of guests from our target markets, economic conditions in our target markets, the impact of fuel costs and other operating costs, our ability to develop new resorts in desirable markets or further develop existing resorts on a timely and cost efficient basis, our ability to manage growth, including the expansion of our infrastructure and systems necessary to support growth, our ability to manage cash and obtain additional cash required for growth, the general tightening in the U.S. lending markets, potential accidents or injuries at our resorts, decreases in travel due to pandemic or other widespread illness, our ability to achieve or sustain profitability, downturns in our industry segment and extreme weather conditions, increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage, our ability to protect our intellectual property, trade secrets and the value of our brands, and current and possible future legal restrictions and requirements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth below under the section entitled “Risk Factors” and in our other periodic SEC filings.
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
     You should read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,103	$20,913
Escrows	1,228	5,938
Accounts receivable, net of allowance for doubtful accounts of $107 and $101	3,383	2,192
Accounts receivable – affiliates	3,302	2,614
Inventory	6,001	4,791
Other current assets	5,074	4,252

Total current assets	62,091	40,700
Property and equipment, net	653,968	676,405
Investments in and advances to affiliates	26,445	27,484
Notes receivable	—	8,268
Other assets	33,210	29,058
Intangible assets	27,638	23,829

Total assets	$803,352	$805,744

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$70,450	$16,126
Accounts payable	2,343	5,078
Accounts payable – affiliates	522	—
Accrued expenses	36,260	21,970
Advance deposits	9,373	7,114
Other current liabilities	5,559	5,946

Total current liabilities	124,507	56,234
Mortgage debt	390,555	441,724
Other long-term debt	91,991	92,221
Deferred compensation liability	1,161	809
Other long-term liabilities	1,048	—

Total liabilities	609,262	590,988

Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 32,458,808 and 31,278,889 shares issued and outstanding	325	313
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	402,095	400,930
Accumulated deficit	(208,105)	(186,287)
Deferred compensation	(200)	(200)

Total Great Wolf Resorts stockholders’ equity	194,115	214,756
Noncontrolling interest	(25)	—

Total equity	194,090	214,756

Total liabilities and equity	$803,352	$805,744

See accompanying notes to condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rooms	$47,559	$46,214	$128,807	$122,869
Food and beverage	12,498	11,877	35,571	33,084
Other	13,536	11,333	34,123	30,458
Management and other fees	916	626	2,111	1,617
Management and other fees — affiliates	900	1,202	2,880	3,636

	75,409	71,252	203,492	191,664
Other revenue from managed properties — affiliates	2,725	3,966	8,178	14,486
Other revenue from managed properties	2,984	1,609	8,555	1,609

Total revenues	81,118	76,827	220,225	207,759

Operating expenses by department:
Rooms	6,488	6,332	18,561	17,309
Food and beverage	9,005	9,226	26,271	25,506
Other	9,693	8,926	26,635	24,618
Other operating expenses:
Selling, general and administrative	16,560	14,911	49,788	46,542
Property operating costs	8,926	8,201	26,130	29,657
Depreciation and amortization	13,806	15,136	44,936	42,352
Loss on disposition of property	—	11	19	202
Asset impairment loss	—	24,000	—	24,000

	64,478	86,743	192,340	210,186
Other expenses from managed properties — affiliates	2,725	3,966	8,178	14,486
Other expenses from managed properties	2,984	1,609	8,555	1,609

Total operating expenses	70,187	92,318	209,073	226,281

Net operating income (loss)	10,931	(15,491)	11,152	(18,522)
Gain on sale of unconsolidated affiliates	—	(962)	—	(962)
Investment income — affiliates	(267)	(310)	(832)	(1,030)
Interest income	(59)	(131)	(492)	(467)
Interest expense	12,313	9,671	33,971	24,715

Loss before income taxes and equity in (income) loss of unconsolidated affiliates	(1,056)	(23,759)	(21,495)	(40,778)
Income tax expense	48	13,163	417	6,380
Equity in (income) loss of unconsolidated affiliates, net of tax	(46)	1	(69)	1,116

Net loss	(1,058)	(36,923)	(21,843)	(48,274)
Net loss attributable to noncontrolling interest, net of tax	(65)	—	(25)	—

Net loss attributable to Great Wolf Resorts, Inc.	$(993)	$(36,923)	$(21,818)	$(48,274)

Basic loss per common share	$(0.03)	$(1.18)	$(0.70)	$(1.55)

Diluted loss per common share	$(0.03)	$(1.18)	$(0.70)	$(1.55)

Weighted average common shares outstanding:
Basic	31,035,048	31,291,004	30,957,698	31,179,049

Diluted	31,035,048	31,291,004	30,957,698	31,179,049

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine months ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(21,843)	$(48,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,936	42,352
Bad debt expense	205	642
Non-cash employee compensation and professional fees expense	1,606	829
Loss on disposition of property	19	202
Asset impairment loss	—	24,000

Gain on sale of unconsolidated affiliates	—	(962)
Equity in (income) losses of unconsolidated affiliates	(68)	965
Deferred tax expense (benefit)	(366)	6,535
Changes in operating assets and liabilities:

Accounts receivable and other assets	(1,905)	(7,711)
Accounts payable, accrued expenses and other liabilities	9,929	(4,522)

Net cash provided by operating activities	32,513	14,056

Investing activities:
Capital expenditures for property and equipment	(7,626)	(48,206)
Loan repayment from unconsolidated affiliates	1,225	8,833
Investment in affiliate	(8)	—
Investment in unconsolidated affiliates	—	(303)
Proceeds from sale of interest in unconsolidated affiliate	—	6,000
Investment in development	(498)	978
Proceeds from sale of assets	15	66
Cash acquired in acquisition of Creative Kingdoms, LLC	324	—
(Increase) decrease in restricted cash	(487)	161
Decrease (increase) in escrows	4,710	(1,866)

Net cash used in investing activities	(2,345)	(34,337)

Financing activities:
Principal payments on long-term debt	(216,414)	(5,151)
Proceeds from issuance of long-term debt	219,337	51,051
Payment of loan costs	(10,901)	(11,856)

Net cash (used in) provided by financing activities	(7,978)	34,044

Net increase in cash and cash equivalents	22,190	13,763
Cash and cash equivalents, beginning of period	20,913	14,231

Cash and cash equivalents, end of period	$43,103	$27,994

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$22,508	$24,254
Cash paid for income taxes, net of refunds	$523	$379
Non-cash items:
Construction in process accruals	$—	$15
Loan cost accruals	$1,238	$—
Conversion of note receivable and accrued interest to equity investment	$9,963	$—
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
     On January 13, 2010, we announced that we had signed a non-binding letter of intent related to the proposed development of a Great Wolf Lodge resort adjacent to The Galleria at Pittsburgh Mills in Tarentum, Pennsylvania, outside of Pittsburgh. The resort will be developed by Zamias Services, Inc., a real estate developer and services provider. The proposed development is subject to the execution of definitive documentation. If we enter into definitive agreements with regard to this proposed development, it is expected that we will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the proposed resort, and will receive management fees to operate the resort on behalf of Zamias as the owner. We will also advise on certain development-related matters. The proposed resort will be owned by a joint venture and we expect to own a small ownership percentage in this joint venture. The Pittsburgh resort will be our fourth licensed and managed resort under our licensing-based business model.
     On June 7, 2010, we acquired a 62.4% equity interest in Creative Kingdoms, LLC in exchange for all of the $8.7 million principal balance, plus accrued interest of approximately $1.3 million, of convertible indebtedness owed to us by Creative Kingdoms. Creative Kingdoms is a developer of experiential gaming products including MagiQuest, an interactive game attraction available at nine of our resorts. Creative Kingdoms also licenses or has sold to other parties several stand-along MagiQuest facilities or similar attractions.
     On June 28, 2010, we announced that we have executed license and management agreements related to the development of a new 600-suite Great Wolf Lodge resort in Garden Grove, California’s world famous International West Resort. The new resort will be located less than two miles from Disneyland, near Anaheim and Los Angeles, and will be developed by McWhinney, a diversified real estate company. We will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the resort, and will receive management fees to operate the resort on behalf of the owner. The resort will be owned by a joint-venture, with Great Wolf Resorts receiving a minority equity interest for its development-related services. Additionally, the City of Garden Grove will contribute cash and bond proceeds to the resort, as well as establish a financing district to develop an adjacent parking structure.
     On July 14, 2010, we announced the opening of the first Scooops Kid Spa outside of a Great Wolf Resorts property. The first freestanding Scooops Kid Spa opened in August 2010 at Mall of America, a popular retail destination and entertainment complex in Bloomington, Minnesota. As the nation’s largest retail and entertainment complex, Mall of America welcomes more than 40 million visitors each year.
     The following table presents an overview of our portfolio of resorts. As of September 30, 2010, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other resorts in appropriate markets.

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of September 30, 2010 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and nine months ended September 30, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
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

	September 30,	December 31,
	2010	2009
Goodwill	$2,276	130,496
Accumulated impairment losses	—	(68,405)
Goodwill related to sale of affiliate	—	(62,091)

	$2,276	$—

     Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of September 30, 2010.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.
     Segments — We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated resorts.
The following summarizes significant financial information regarding our segments:

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended September 30, 2010
Revenues	$71,147	$7,525	$2,446	$81,118

Depreciation and amortization	(12,726)	—	(1,080)	(13,806)
Net operating income (loss)	9,531	1,816	(416)	10,931
Investment income — affiliates	—	—	—	(267)
Interest income	—	—	—	(59)
Interest expense	—	—	—	12,313

Loss before income taxes and equity in (income) loss of unconsolidated affiliates	—	—	—	$(1,056)

Additions to long-lived assets	911	—	486	$1,397

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Nine months ended September 30, 2010
Revenues	$195,188	$21,724	$3,313	$220,225

Depreciation and amortization	(42,997)	—	(1,939)	(44,936)
Net operating income (loss)	8,822	4,991	(2,661)	11,152
Investment income — affiliates	—	—	—	(832)
Interest income	—	—	—	(492)
Interest expense	—	—	—	33,971

Loss before income taxes and equity in (income) loss of unconsolidated affiliates	—	—	—	$(21,495)

Additions to long-lived assets	6,701	—	925	$7,626
Total assets	676,400	1,863	125,089	$803,352

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Three months ended September 30, 2009
Revenues	$69,424	$7,403	$—	$76,827

Depreciation and amortization	(14,932)	—	(204)	(15,136)
Asset impairment loss	(24,000)	—	—	(24,000)
Net operating (loss) income	(17,757)	1,828	438	(15,491)
Gain on sale of unconsolidated affiliates	—	—	(962)	(962)
Investment income — affiliates	—	—	—	(310)
Interest income				(131)
Interest expense	—	—	—	9,671

Loss before income taxes and equity in (income) loss of unconsolidated affiliates	—	—	—	$(23,759)

Additions to long-lived assets	2,215	—	145	$2,360

				Totals per
	Resort Ownership/	Resort Third-Party		Financial
	Operation	Management/License	Other	Statements
Nine months ended September 30, 2009
Revenues	$186,411	$21,348	$—	$207,759

Depreciation and amortization	(41,776)	—	(576)	(42,352)
Asset impairment loss	(24,000)	—	—	(24,000)
Net operating (loss) income	(21,416)	5,253	(2,359)	(18,522)
Gain on sale of unconsolidated affiliates	—	—	(962)	(962)
Investment income — affiliates				(1,030)
Interest income	—	—	—	(467)
Interest expense	—	—	—	24,715

Loss before income taxes and equity in (income) loss of unconsolidated affiliates	—	—	—	$(40,778)

Additions to long-lived assets	47,834	—	372	$48,206

Total assets (as of December 31, 2009)	707,472	2,942	95,330	$805,744

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
3. INVESTMENT IN AFFILIATES
   CNL Joint Venture
     On August 6, 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We recognized a $962 gain on this sale.
     Summary financial data for this joint venture for periods where we still maintained an ownership interest is as follows:

	Period July 1 through	Period January 1 through
	August 5,	August 5,
	2009	2009
Operating data:
Revenue	$5,100	$19,750
Operating expenses	$(4,383)	$(24,213)
Net income (loss)	$717	$(4,463)
   Grand Mound Joint Venture
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At September 30, 2010, the joint venture had aggregate outstanding indebtedness to third parties of $98,934. As of September 30, 2010, we have made combined loan and equity contributions, net of loan repayments, of $28,475 to the joint venture to fund a portion of construction costs of the resorts.
     Summary financial data for this joint venture is as follows:

	September 30,	December 31,
	2010	2009
Balance sheet data:
Total assets	$142,919	$145,247
Total liabilities	$111,507	$114,129

	Three months ended		Nine months ended
	September 30,		September 30,
Operating data:	2010	2009	2010	2009
Revenue	$10,531	$11,170	$32,307	$31,303
Operating expenses	$(9,120)	$(9,165)	$(28,186)	$(26,467)
Net income	$146	$634	$295	$448
     We have a receivable from the joint venture of $3,302 and $2,614 that relates primarily to accrued preferred equity returns as of September 30, 2010 and December 31, 2009, respectively.

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
          The following summarizes our analyses of entities in which we have a variable interest and that we have concluded are variable interest entities:
•	We have equity investments in and a loan to the joint venture that owns the Great Wolf Lodge resort Grand Mound, Washington. We manage that resort and we have concluded that the joint venture is a variable interest entity because the management fees we receive represent a variable interest. The management contract, however, does not provide us with power over the activities that most significantly impact the economic performance of the joint venture. As we lack the ability to direct the activities that most significantly affect the resorts’ performance, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity at September 30, 2010. During the three and nine months ended September 30, 2010 and 2009, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of September 30, 2010 is limited to the carrying value of our equity investments in and loans to the joint venture as of that date. The total carrying values of those items on our balance sheet as of September 30, 2010 is $26,328.

•	We have equity investments in two subsidiaries which are Delaware statutory trusts, both of which were used to issue trust preferred securities through private offerings. We have concluded that both of these trusts are variable interest entities. As we lack the ability to direct the activities that most significantly impact the trusts’ performance, however, we are not the primary beneficiary and therefore, we do not consolidate these entities at September 30, 2010. During the three and nine months ended September 30, 2010 and 2009, we did not provide any support to these entities that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with these entities as of September 30, 2010 is limited to the carrying value of our equity investments in the entities as of that date. The total carrying values of those items on our balance sheet as of September 30, 2010 is $2,420.
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

6. SHARE-BASED COMPENSATION
     We recognized share-based compensation expense of $545 and $1,606, net of estimated forfeitures, for the three months and nine months ended September 30, 2010, respectively. The total income tax expense recognized related to share-based compensation was $10 and $31 for the three and nine months ended September 30, 2010, respectively.
     We recognized share-based compensation expense of $360 and $828, net of estimated forfeitures, for the three and nine months ended September 30, 2009, respectively. The total income tax expense recognized related to share-based compensation was $56 and $129 for the three and nine months ended September 30, 2009, respectively.
     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of September 30, 2010, total unrecognized compensation cost related to share-based compensation awards was $3,158, which we expect to recognize over a weighted average period of approximately 3.1 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At September 30, 2010, there were 115,872 shares available for future grants under the Plan.
     We anticipate having to issue new shares of our common stock for stock option exercises.
Stock Options
     We have granted non-qualified stock options to purchase our common stock under the Plan at prices equal to the fair market value of the common stock on the grant dates. The exercise price for options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years from the grant date and vest ratably over three years.
     We recorded stock option expense of $8 and $22 for the three and nine months ended September 30, 2009, respectively. We recorded no stock option expense for the three and nine months ended September 30, 2010. We have not granted any stock options in 2010 or 2009.
     A summary of stock option activity during the nine months ended September 30, 2010 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	441,000	$17.53	4.34 years
Exercised	—
Forfeited	—

Outstanding at end of period	441,000	$17.53	4.34 years
Exercisable at end of period	441,000	$17.53	4.34 years
     Our outstanding or exercisable stock options had no intrinsic value at September 30, 2010 or 2009.
Market Condition Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

     We granted 515,986 and 541,863 market condition share awards during the nine months ended September 30, 2010 and 2009, respectively. We recorded share-based compensation expense of $159 and $546 for the three and nine months ended September 30, 2010, respectively. We recorded share-based compensation expense of $82 and $285 for the three and nine months ended September 30, 2009, respectively.
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
•	91,463 were based on our common stock’s absolute performance during the three-year period 2010-2012. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.53 as of the grant date.
     The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	1.27%
Expected stock price volatility	95.21%
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
     In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $19 was expensed in the nine months ended September 30, 2010.

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
     In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $23 was expensed in the nine months ended September 30, 2010.
Performance Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 111,020 and 180,622 performance shares during the nine months ended September 30, 2010 and 2009, respectively. Shares granted in 2010 vest over a three year period, 2010-2012; and shares granted in 2009 vest over a three year period, 2009-2011.
     The per share fair value of performance shares granted during the nine months ended September 30, 2010 and 2009 was $3.18 and $1.54, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $61 and $183 for the three and nine months ended September 30, 2010, respectively. We recorded share-based compensation expense of $46 and $138 for the three and nine months ended September 30, 2009, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $9 and $2 during the nine months ended September 30, 2010 and 2009, respectively.
     Based on their achievement of certain individual and departmental performance goals:
•	Employees earned and were issued 162,559 performance shares in March 2010 related to 2009 grants and

•	Employees earned and were issued 18,084 performance shares in February 2009 related to the 2008 grants.
Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded negative share-based compensation expense of $2 and $5, for the three and nine months ended September 30, 2010, respectively. We recorded share-based compensation expense of $18 and $(334), for the three and nine months ended September 30, 2009, respectively.
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
     A summary of non-vested shares activity for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares balance at beginning of period	483,468	$5.13
Granted	1,306,653	$2.10
Forfeited	(11,400)	$4.47
Vested	(366,952)	$2.98

Non-vested shares balance at end of period	1,411,769	$2.73

     We recorded share-based compensation expense of $290 and $833 for the three and nine months ended September 30, 2010, respectively, related to these shares. We recorded share-based compensation expense of $186 and $645 for the three and nine months ended September 30, 2009, respectively, related to these shares.
     Our non-vested shares had an intrinsic value of $268 and $280 at September 30, 2010 and 2009, respectively.
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
•	In connection with the elections related to 2008 bonus amounts, we issued 17,532 shares in February 2009. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant.

•	There were no shares issued in the nine months ended September 30, 2010 related to 2009 bonus amounts.
     In 2010 and 2009, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $38 and $58 for the three and nine months ended September 30, 2010, respectively, related to these elections to receive shares in lieu of cash. We issued 19,119 and 26,693 shares in the three and nine months ended September 30, 2010, respectively. We recorded non-cash professional fees expense of $20 and $74 for the three and nine months ended September 30, 2009, respectively, related to these elections to receive shares in lieu of cash. We issued 9,061 and 31,347 shares in the three and nine months ended September 30, 2009, respectively.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30,	December
	2010	31, 2009
Land and improvements	$60,718	$60,718
Building and improvements	430,669	427,602
Furniture, fixtures and equipment	359,950	341,529
Construction in process	176	327

	851,513	830,176
Less accumulated depreciation	(197,545)	(153,771)

Property and equipment, net	$653,968	$676,405

Depreciation expense was $12,633 and $37,141 for the three months and nine months ended September 30, 2010, respectively. Depreciation expense was $13,001 and $37,481 for the three and nine months ended September 30, 2009, respectively.
8. LONG-TERM DEBT
     Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$67,633	$68,773
Mason mortgage loan	—	73,800
Pocono Mountains mortgage loan	94,583	95,458
Williamsburg mortgage loan	—	63,125
Grapevine mortgage loan	—	77,909
Concord mortgage loan	78,464	78,549
First mortgage notes (net of discount of $9,961)	220,039	—
Junior subordinated notes	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,564	8,544
City of Sheboygan loan	3,113	3,290
Other	55	78

	552,996	550,071
Less current portion of long-term debt	(70,450)	(16,126)

Total long-term debt	$482,546	$533,945

     Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2010.
     While recourse under the loan is limited to the property owner’s interest in the mortgaged property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.

          The loan also contains limitations on our ability, without lender’s consent, to (i) make payments to our affiliates if a default exists; (ii) enter into transactions with our affiliates; (iii) make loans or advances; or (iv) assume, guarantee or become liable in connection with any other obligations.
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan
     For the twelve-month period ended September 30, 2010, the DSCR for this loan was 0.84. In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement currently constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now established the traditional lock-box arrangement currently permitted under the loan, we have classified the entire outstanding principal balance of the loan as a current liability as of September 30, 2010, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.
     At our request, in October 2010 the loan was transferred to its special servicer. The DSCR for this loan has been below 1.00 on a trailing twelve-month basis since second quarter 2007. We have informed the special servicer that, given the current and expected performance of the two properties securing this loan, we may elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that would likely result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. We are working with the loan’s special servicer to discuss a potential modification of this loan, but we cannot provide any assurance that we will achieve such a result. Absent a satisfactory modification of this loan, we expect to choose among several possible courses of action, including electing to continue the subsidization of debt service on this loan, attempting to refinance the existing loan (which we believe would result in materially lower proceeds than the current loan balance, thus requiring a significant paydown on the existing loan balance), or surrendering the two properties to the lender or a lender-appointed receiver. The properties had a combined net book value of $66,552 as of September 30, 2010, and the amount of debt outstanding under the mortgage was $67,633 as of that date.
     Mason Mortgage Loan — This loan was secured by our Mason resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2010.
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
     The loan also contains limitations on our ability, without lender’s consent, to (i) make payments to our affiliates if a default exists; (ii) enter into transactions with our affiliates; (iii) make loans or advances; or (iv) assume, guarantee or become liable in connection with any other obligations.
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
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of September 30, 2010). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at September 30, 2010.
     Great Wolf Resorts has provided a $78,464 payment guarantee of the Concord mortgage loan and a customary environmental indemnity.
     The loan also contains restrictions on our ability to make loans or capital contributions or any other investments in affiliates.
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
     The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (“Issuers”). The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
     The Notes require that we satisfy certain tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends; (iii) repurchase capital stock;

(iv) make investments or (v) merge. We are currently restricted from these activities with certain carve-outs as defined under our indentures.
     Junior Subordinated Notes — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.
          Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated notes with payment terms that mirror the distribution terms of the TPS. The indenture governing the notes contains limitations on our ability, without the consent of holders of notes to make payments to our affiliates or for our affiliates to make payments to us, if a default exists. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our notes sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
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
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated notes with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from these notes sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.
     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the notes issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on its consolidated balance sheet. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.
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
     City of Sheboygan Loan — The City of Sheboygan loan amount represents a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest bearing and matures in 2018. There are restrictions on the ability of the borrower under the loan to enter into transactions with affiliates without the consent of the lender. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.

     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2011	$4,434
2012	80,514
2013	3,606
2014	3,892
2015	62,548
Thereafter	407,963

Total	$562,957

      As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of September 30, 2010, due to the implementation of a traditional lock-box arrangement. The future maturities table above, however, reflects future cash principal repayments currently required under the provisions of that loan of $1,617 in 2011, $1,717 in 2012, $1,851 in 2013, $1,981 in 2014 and $60,467 in 2015.
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
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of:
September 30, 2010

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$—	$—	$—
December 31, 2009

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$133	$—	$133
     Level 2 assets consist of our interest rate caps and our long-term debt. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased.

     As of September 30, 2010, we estimate the total fair value of our long-term debt to be $58,861 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
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
     Options to purchase 441,000 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2010, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 627,006 shares of common stock that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010, because the market and/or performance criteria related to these shares had not been met at September 30, 2010.
Basic and diluted earnings per common share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss attributable to Great Wolf Resorts, Inc.	$(993)	$(36,923)	$(21,818)	$(48,274)
Weighted average common shares outstanding — basic	31,035,048	31,291,004	30,957,698	31,179,049
Weighted average common shares outstanding — diluted	31,035,048	31,291,004	30,957,698	31,179,049
Net loss attributable to Great Wolf Resorts, Inc. per share — basic	$(0.03)	$(1.18)	$(0.70)	$(1.55)
Net loss attributable to Great Wolf Resorts, Inc. per share — diluted	$(0.03)	$(1.18)	$(0.70)	$(1.55)

11. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
      On April 7, 2010, our subsidiaries, GWR Operating Partnership, LLLP and Great Wolf Finance Corp. were co-issuers (the “Issuers”) with respect to $230,000 in principal amount of 10.875% first mortgage notes. In connection with the issuance, certain of our subsidiaries (the “Subsidiary Guarantors”) have guaranteed the first mortgage notes. Certain of our other subsidiaries (the “Non-Guarantor Subsidiaries”) have not guaranteed the first mortgage notes.
     The following tables present the condensed consolidating balances sheets of the Company (“Parent”), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of September 30, 2010 and December 31, 2009, the condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009.
     The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by Great Wolf Resorts, Inc. There are significant restrictions on the Subsidiary Guarantors’ ability to pay dividends or obtain loans or advances. The Company’s and the Issuers’ investments in their consolidated subsidiaries are presented under the equity method of accounting.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,043	$32,678	$(3,661)	$4,043	$—	$43,103
Escrows	—	—	—	1,228	—	1,228
Accounts receivable	69	—	1,573	1,741	—	3,383
Accounts receivable — affiliates	—	—	1,130	2,172	—	3,302
Accounts receivable — consolidating entities	11,464	467,486	278,438	145,893	(903,281)	—
Inventory	—	—	2,364	3,637	—	6,001
Other current assets	138	—	2,284	2,652	—	5,074

Total current assets	21,714	500,164	282,128	161,366	(903,281)	62,091
Property and equipment, net	—	—	358,151	295,817	—	653,968
Investment in consolidating entities	243,722	283,532	—	—	(527,254)	—
Investment in and advances to affiliates	—	—	—	26,445	—	26,445
Other assets	10,619	8,466	7,052	7,073	—	33,210
Intangible assets	2,276	—	4,668	20,694	—	27,638

Total assets	$278,331	$792,162	$651,999	$511,395	$(1,430,535)	$803,352

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$32	$70,418	$—	$70,450
Accounts payable	16	294	749	1,284	—	2,343
Accounts payable — affiliates	—	514	5	3	—	522
Accounts payable — consolidating entities	—	314,252	488,357	100,672	(903,281)	—
Accrued expenses	1,465	13,341	12,958	8,496	—	36,260
Advance deposits	—	—	4,111	5,262	—	9,373
Other current liabilities	2,190	—	766	2,603	—	5,559

Total current liabilities	3,671	328,401	506,978	188,738	(903,281)	124,507
Mortgage debt	—	220,039	—	170,516	—	390,555
Other long-term debt	80,545	—	23	11,423	—	91,991
Deferred compensation liability	—	—	1,161	—	—	1,161
Other long-term liabilities	—	—	—	1,048	—	1,048

Total liabilities	84,216	548,440	508,162	371,725	(903,281)	609,262
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	325	—	—	—	—	325
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	402,095	456,893	163,514	293,379	(913,786)	402,095
Accumulated deficit	(208,105)	(213,171)	(19,677)	(153,684)	386,532	(208,105)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	194,115	243,722	143,837	136,695	(527,254)	194,115
Noncontrolling interest	—	—	—	(25)	—	(25)

Total equity	194,115	243,722	143,837	139,670	(527,254)	194,090

Total liabilities and equity	$278,331	$792,162	$651,999	$511,395	$(1,430,535)	$803,352

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,023	$14,538	$(1,590)	$2,942	$—	$20,913
Escrows	—	—	4,430	1,508	—	5,938
Accounts receivable	33	—	1,177	982	—	2,192
Accounts receivable — affiliates	—	—	1,079	1,535	—	2,614
Accounts receivable — consolidating entities	23,800	459,146	183,648	151,521	(818,115)	—
Inventory	—	—	2,230	2,561	—	4,791
Other current assets	792	—	1,991	1,469	—	4,252

Total current assets	29,648	473,684	192,965	162,518	(818,115)	40,700
Property and equipment, net	—	—	373,879	302,526	—	676,405
Investment in consolidated entities	251,217	277,475	—	—	(528,692)	—
Investment in and advances to affiliates	—	—	—	27,484	—	27,484
Notes receivable	8,268	—	—	—	—	8,268
Other assets	10,965	—	9,333	8,760	—	29,058
Intangible assets	—	—	4,668	19,161	—	23,829

Total assets	$300,098	$751,159	$580,845	$520,449	$(1,346,807)	$805,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$12,731	$3,395	$—	$16,126
Accounts payable	—	—	3,132	1,946	—	5,078
Accounts payable — consolidating entities	—	499,931	205,954	112,230	(818,115)	—
Accrued expenses	1,498	11	13,351	7,110	—	21,970
Advance deposits	—	—	2,457	4,657	—	7,114
Gift certificates payable	3,299	—	830	1,817	—	5,946

Total current liabilities	4,797	499,942	238,455	131,155	(818,115)	56,234
Mortgage debt	—	—	202,103	239,621	—	441,724
Other long-term debt	80,545	—	78	11,598	—	92,221
Deferred compensation liability	—	—	809	—	—	809

Total liabilities	85,342	499,942	441,445	382,374	(818,115)	590,988
Commitments and contingencies Stockholders’ Equity:
Common stock	313	—	—	—	—	313
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	400,930	448,562	163,514	285,048	(897,124)	400,930
Accumulated deficit	(186,287)	(197,345)	(24,114)	(146,973)	368,432	(186,287)
Deferred compensation	(200)	—	—	—	—	(200)

Total stockholders’ equity	214,756	251,217	139,400	138,075	(528,692)	214,756

Total liabilities and stockholders’ equity	$300,098	$751,159	$580,845	$520,449	$(1,346,807)	$805,744

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three month ended September 30, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$24,016	$23,543	$—	47,559
Food and beverage	—	—	6,593	5,905		12,498
Other	—	—	5,493	8,043	—	13,536
Management and other fees	139	—	6,357	38	(5,618)	916
Management and other fees — affiliates	—	—	900	—	—	900

	139	—	43,359	37,529	(5,618)	75,409
Other revenue from managed properties — affiliates	—	—	2,725	—	—	2,725
Other revenue from managed properties	—	—	2,984	—	—	2,984

Total revenues	139	—	49,068	37,529	(5,618)	81,118

Operating expenses by department:
Rooms	—	—	3,724	3,679	(915)	6,488
Food and beverage	—	—	4,678	4,327	—	9,005
Other	—	—	4,242	5,451	—	9,693
Other operating expenses:
Selling, general and administrative	626	37	11,349	9,251	(4,703)	16,560
Property operating costs	—	—	4,229	4,697	—	8,926
Depreciation and amortization	38	320	6,358	7,090	—	13,806
Loss on disposition of property	—	—	—	—	—	—

	664	357	34,580	34,495	(5,618)	64,478
Other expenses from managed properties — affiliates	—	—	2,725	—	—	2,725
Other expenses from managed properties	—	—	2,984	—	—	2,984

Total operating expenses	664	357	40,289	34,495	(5,618)	70,187

Net operating (loss) income	(525)	(357)	8,779	3,034	—	10,931
Investment income — affiliates	—	—	—	(267)	—	(267)
Interest income	(51)	(8)	1	(1)	—	(59)
Interest expense	1,591	6,636	9	4,077	—	12,313

(Loss) income before income taxes and equity in affiliates	(2,065)	(6,985)	8,679	(775)	—	(1,056)
Income tax (benefit) expense	(175)	—	179	44	—	48
Equity in loss of affiliates, net of tax	(897)	(7,882)	—	(46)	8,779	(46)

Net (loss) income	(993)	897	8,590	(773)	(8,779)	(1058)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(65)	—	(65)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(993)	$897	$8,590	$(708)	$(8,779)	$(993)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2009
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$23,662	$22,552	$—	$46,214
Food and beverage	—	—	6,246	5,631	—	11,877
Other	—	—	5,629	5,704	—	11,333
Management and other fees	148	—	5,487	31	(5,040)	626
Management and other fees — affiliates	—	—	1,202	—	—	1,202

	148	—	42,226	33,918	(5,040)	71,252
Other revenue from managed properties — affiliates	—	—	3,966	—	—	3,966
Other revenue from managed properties	—	—	1,609	—	—	1,609

Total revenues	148	—	47,801	33,918	(5,040)	76,827

Operating expenses by department:
Rooms	—	—	3,617	3,607	(892)	6,332
Food and beverage	—	—	4,684	4,542	—	9,226
Other	—	—	4,316	4,610	—	8,926
Other operating expenses:
Selling, general and administrative	641	34	10,449	7,935	(4,148)	14,911
Property operating costs	—	—	4,176	4,025	—	8,201
Depreciation and amortization	38	—	7,920	7,178	—	15,136
Asset impairment loss	—	—	—	24,000	—	24,000
Loss on disposition of property	—	—	—	11	—	11

	679	34	35,162	55,908	(5,040)	86,743
Other expenses from managed properties — affiliates	—	—	3,966	—	—	3,966
Other expenses from managed properties	—	—	1,609	—	—	1,609

Total operating expenses	679	34	40,737	55,908	(5,040)	92,318

Net operating (loss) income	(531)	(34)	7,064	(21,990)	—	(15,491)
Gain on sale of unconsolidated affiliates	—	—	—	(962)	—	(962)
Investment income — affiliates	—	—	—	(310)	—	(310)
Interest income	(127)	(3)	(1)	—	—	(131)
Interest expense	1,583	—	3,928	4,160	—	9,671

(Loss) income before income taxes and equity in loss of unconsolidated affiliates	(1,987)	(31)	3,137	(24,878)	—	(23,759)
Income tax expense (benefit)	13,254	—	84	(175)	—	13,163
Equity in loss of unconsolidated affiliates, net of tax	21,682	21,651	—	1	(43,333)	1

Net (loss) income	$(36,923)	$(21,682)	$3,053	$(24,704)	$43,333	$(36,923)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2010
(Dollars in thousands)

	Parent	Issuers	Subsidiary	Non Guarantor	Consolidating	Consolidated
			Guarantors	Subsidiaries	Adjustments
Revenues:
Rooms	$—	$—	$63,078	$65,729	$—	$128,807
Food and beverage	—	—	18,281	17,290	—	35,571
Other	—	—	14,962	19,161	—	34,123
Management and other fees	364	—	17,124	50	(15,427)	2,111
Management and other fees — affiliates	—	—	2,880	—	—	2,880

	364	—	116,325	102,230	(15,427)	203,492
Other revenue from managed properties — affiliates	—	—	8,178	—	—	8,178
Other revenue from managed properties	—	—	8,555	—	—	8,555

Total revenues	364	—	133,058	102,230	(15,427)	220,225

Operating expenses by department:
Rooms	—	—	10,383	10,682	(2,504)	18,561
Food and beverage	—	—	13,493	12,778	—	26,271
Other	—	—	12,200	14,435	—	26,635
Other operating expenses:
Selling, general and administrative	2,335	117	35,284	24,975	(12,923)	49,788
Property operating costs	—	—	12,200	13,930	—	26,130
Depreciation and amortization	115	615	23,994	20,212	—	44,936
Loss on disposition of property	—	—	10	9	—	19

	2,450	732	107,564	97,021	(15,427)	192,340
Other expenses from managed properties — affiliates	—	—	8,178	—	—	8,178
Other expenses from managed properties	—	—	8,555	—	—	8,555

Total operating expenses	2,450	732	124,297	97,021	(15,427)	209,073

Net operating (loss) income	(2,086)	(732)	8,761	5,209	—	11,152
Investment income — affiliates	—	—	—	(832)	—	(832)
Interest income	(482)	(10)	—	—	—	(492)
Interest expense	4,753	12,830	3,859	12,529	—	33,971

(Loss) income before income taxes and equity in affiliates	(6,357)	(13,552)	4,902	(6,488)	—	(21,495)
Income tax (benefit) expense	(365)	—	465	317	—	417
Equity in loss (income) of affiliates, net of tax	15,826	2,274	—	(69)	(18,100)	(69)

Net (loss) income	(21,818)	(15,826)	4,437	(6,736)	18,100	(21,843)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(25)	—	(25)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(21,818)	$(15,826)	$4,437	$(6,711)	$18,100	$(21,818)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2009
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$63,010	$59,859	$—	$122,869
Food and beverage	—	—	17,732	15,352	—	33,084
Other hotel operations	—	—	15,431	15,027	—	30,458
Management and other fees	660	—	14,436	66	(13,545)	1,617
Management and other fees — affiliates	—	—	3,636	—	—	3,636

	660	—	114,245	90,304	(13,545)	191,664
Other revenue from managed properties — affiliates	—	—	14,486	—	—	14,486
Other revenue from managed properties	—	—	1,609	—	—	1,609

Total revenues	660	—	130,340	90,304	(13,545)	207,759

Operating expenses by department:
Rooms	—	—	9,927	9,775	(2,393)	17,309
Food and beverage	—	—	13,431	12,075	—	25,506
Other	—	—	12,175	12,443	—	24,618
Other operating expenses:
Selling, general and administrative	2,269	103	33,139	22,183	(11,152)	46,542
Property operating costs	—	—	12,875	16,782	—	29,657
Depreciation and amortization	117	—	22,642	19,593	—	42,352
Asset impairment loss	—	—	—	24,000	—	24,000
Loss on disposition of property	—	—	191	11	—	202

	2,386	103	104,380	116,862	(13,545)	210,186
Other expenses from managed properties — affiliates	—	—	14,486	—	—	14,486
Other expenses from managed properties	—	—	1,609	—	—	1,609

Total operating expenses	2,386	103	120,475	116,862	(13,545)	226,281
Net operating (loss) income	(1,726)	(103)	9,865	(26,558)	—	(18,522)
Gain on sale of unconsolidated affiliates	—	—	—	(962)	—	(962)
Investment income — affiliates	—	—	—	(1,030)	—	(1,030)
Interest income	(434)	(16)	(13)	(4)	—	(467)
Interest expense	4,533	—	9,286	10,896	—	24,715

(Loss) income before income taxes and equity in affiliates	(5,825)	(87)	592	(35,458)	—	(40,778)
Income tax expense (benefit)	6,304	—	260	(184)	—	6,380
Equity in affiliates, net of tax	36,145	36,058	—	1,116	(72,203)	1,116

Net (loss) income	$(48,274)	$(36,145)	$332	$(36,390)	$72,203	$(48,274)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net (loss) income	$(21,818)	$(15,826)	$4,437	$(6,736)	$18,100	$(21,843)
Adjustment to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	115	615	23,994	20,212	—	44,936
Bad debt expense	—	—	140	65	—	205
Non-cash employee compensation and professional fees expense	—	—	1,606	—	—	1,606
Loss on disposition of property	—	—	10	9	—	19
Equity in losses (income) of affiliates	15,826	2,274	—	(68)	(18,100)	(68)
Deferred tax benefit	(366)	—	—	—	—	(366)
Changes in operating assets and liabilities	(1,122)	14,136	(3,832)	(1,158)	—	8,024

Net cash (used) provided by operating activities	(7,365)	1,199	26,355	12,324	—	32,513

Investing activities:
Capital expenditures for property and equipment	—	—	(3,278)	(4,348)	—	(7,626)
Loan repayment from unconsolidated affiliates	—	—	—	1,225	—	1,225
Investment in affiliates	—	—	—	(8)	—	(8)
Investment in development	—	—	(498)	—	—	(498)
Proceeds from sale of assets	—	—	—	15	—	15
Cash acquired in acquisition of Creative Kingdoms, LLC	—	—	—	324	—	324
Increase in restricted cash	—	—	—	(487)	—	(487)
Decrease in escrows	—	—	4,431	279	—	4,710

Net cash provided (used) in investing activities	—	—	655	(3,000)	—	(2,345)

Financing activities:
Principal payments on long-term debt	—	741	(214,858)	(2,297)	—	(216,414)
Proceeds from issuance of long-term debt	—	219,298	—	39	—	219,337
Payment of loan costs	49	(9,079)	(1,836)	(35)	—	(10,901)
Advances from consolidating entities, net	12,336	(194,019)	187,613	(5,930)	—	—

Net cash provided (used) by financing activities	12,385	16,941	(29,081)	(8,223)	—	(7,978)

Net increase (decrease) in cash and cash equivalents	5,020	18,140	(2,071)	1,101	—	22,190
Cash and cash equivalents, beginning of period	5,023	14,538	(1,590)	2,942	—	20,913

Cash and cash equivalents, end of period	$10,043	$32,678	$(3,661)	$4,043	$—	$43,103

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2009
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net (loss) income	$(48,274)	$(36,145)	$332	$(36,390)	$72,203	$(48,274)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	117	—	22,642	19,593	—	42,352
Bad debt expense	—	—	610	32	—	642
Non-cash employee compensation expense	—	—	829	—	—	829
Loss on sale of assets	—	—	191	11	—	202
Equity in losses of affiliates	36,145	36,058	—	965	(72,203)	965
Asset impairment loss	—	—	—	24,000	—	24,000
Gain on sale of unconsolidated affiliates	—	—	—	(962)	—	(962)
Deferred tax benefit	6,535	—	—	—	—	6,535
Changes in operating assets and liabilities	6,317	(3)	(7,557)	4,102	(6,888)	(12,233)

Net cash provided (used) by operating activities	840	(90)	17,047	3,147	(6,888)	14,056

Investing activities:
Capital expenditures for property and equipment	—	—	(8,165)	(40,041)	—	(48,206)
Loan repayment from unconsolidated affiliate	—	—	—	8,833	—	8,833
Investment in affiliates	—	—	—	(303)	—	(303)
Proceeds from sale of interest in unconsolidated affiliates	—	—	—	6,000	—	6,000
Investment in development	—	—	978	—	—	978
Proceeds from sale of assets	—	—	—	66	—	66
Decrease in restricted cash	159	—	—	2	—	161
(Increase) decrease in escrows	—	—	(2,409)	543	—	(1,886)

Net cash provided (used) in investing activities	159	—	(9,596)	(24,900)	—	(34,337)

Financing activities:
Principal payments on long-term debt	—	—	(3,135)	(2,016)	—	(5,151)
Proceeds from issuance of long-term debt	—	—	96	44,067	6,888	51,051
Payment of loan costs	(22)	—	(5,307)	(6,527)	—	(11,856)
Advances from consolidating entities, net	(729)	16,633	(872)	(15,032)	—	—

Net cash (used) provided by financing activities	(751)	16,633	(9,218)	20,492	6,888	34,044

Net increase (decrease) in cash and cash equivalents	248	16,543	(1,767)	(1,261)	—	13,763
Cash and cash equivalents, beginning of period	4,762	6,279	727	2,463	—	14,231

Cash and cash equivalents, end of period	$5,010	$22,822	$(1,040)	$1,202	$—	$27,994

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This “Management’s Discussion and Analysis of Financial condition and Results of Operations” is a discussion and analysis of the financial condition, results of operations and liquidity and capital resources. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the “Forward-Looking Statements” section that immediately follows the table of contents. All dollar amounts in this discussion, except for per share data and operating statistics, ADR, RevPAR and RevPOR, are in thousands.

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
     On January 13, 2010, we announced that we had signed a non-binding letter of intent related to the proposed development of a Great Wolf Lodge resort adjacent to The Galleria at Pittsburgh Mills in Tarentum, Pennsylvania, outside of Pittsburgh. The resort will be developed by Zamias Services, Inc., a real estate developer and services provider. The proposed development is subject to the execution of definitive documentation. If we enter into definitive agreements with regard to this proposed development, it is expected that we will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the proposed resort, and will receive management fees to operate the resort on behalf of Zamias as the owner. We will also advise on certain development-related matters. The proposed resort will be owned by a joint venture and we expect to own a small ownership percentage in this joint venture. The Pittsburgh resort will be our fourth licensed and managed resort under our licensing-based business model.
     On June 7, 2010, we acquired a 62.4% equity interest in Creative Kingdoms, LLC in exchange for all of the $8.7 million principal balance, plus accrued interest of approximately $1.3 million, of convertible indebtedness owed to us by Creative Kingdoms. Creative Kingdoms is a developer of experiential gaming products including MagiQuest, an interactive game attraction available at nine of our resorts. Creative Kingdoms also licenses or has sold to other parties several stand-along MagiQuest facilities or similar attractions.
     On June 28, 2010, we announced that we have executed license and management agreements related to the development of a new 600-suite Great Wolf Lodge resort in Garden Grove, California’s world famous International West Resort. The new resort will be located less than two miles from Disneyland, near Anaheim and Los Angeles, and will be developed by McWhinney, a diversified real estate company. We will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the resort, and will receive management fees to operate the resort on behalf of the owner. The resort will be owned by a joint-venture, with Great Wolf Resorts receiving a minority equity interest for its development-related services. Additionally, the City of Garden Grove will contribute cash and bond proceeds to the resort, as well as establish a financing district to develop an adjacent parking structure.
     On July 14, 2010, we announced the opening of the first Scooops Kid Spa outside of a Great Wolf Resorts property. The first freestanding Scooops Kid Spa opened in August 2010 at Mall of America, a popular retail destination and entertainment complex in Bloomington, Minnesota. As the nation’s largest retail and entertainment complex, Mall of America welcomes more than 40 million visitors each year.

     The following table presents an overview of our portfolio of resorts. As of September 30, 2010, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other resorts in appropriate markets.

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. Prior to August 2009, these properties were owned by a joint venture between CNL and us. In August 2009 we sold our 30.26% joint venture interest to CNL for $6,000. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of September 30, 2010 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and nine months ended September 30, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016. We managed the resort on behalf of Ripley through April 2009.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
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
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2010 indicates that there are 144 open indoor waterpark resort properties in the United States and Canada. Of the total, 51 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 51 properties, 11 are our properties.
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
     Outlook. We believe that no other operator or developer other than us has established a national portfolio of destination family entertainment resorts that feature indoor waterparks. Our resorts do, however, compete directly with other family entertainment resorts and other family entertainment attractions in our markets. We intend to continue to expand our portfolio of resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally.
     The resorts we plan to develop, acquire, license and/or operate in the future may require significant industry knowledge and/or substantial capital resources. Our external growth strategy going forward is to seek joint venture, licensing and management opportunities. We expect each of the joint venture arrangements would involve us having a minority or no ownership interest in the new resort. We believe there are opportunities to capitalize on our existing brand and operational platforms with lower capital requirements from us than if we were to sole or majority owner of the new resort.
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are:
•	leveraging our competitive advantages and increasing domestic geographic diversification through a licensing-based business model and joint venture investments in target markets;
•	expanding our brand footprint internationally;
•	selective sales of ownership interests/recycling of capital;

•	expanding and enhancing existing resorts;
•	continuing to innovate;
•	maximizing total resort revenues;
•	minimizing total resort costs; and
•	building upon our existing brand awareness and loyalty.
     In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These include:
•	attracting suitable joint venture partners;
•	development, acquisition, conversion and/or licensing of properties;
•	increases in costs of constructing, operating and maintaining our resorts;
•	competition from other entertainment companies, both within and outside our industry segment;
•	external economic risks, including family vacation patterns and trends; and
•	the other risks described in our annual report on Form 10-K under Item 1A, “Risk Factors.” For a complete discussion of forward-looking statements, see the “Forward-Looking Statements” section that immediately follows the table of contents.
     We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.
     Our business model is highly dependent on consumer spending, because the majority of our revenues are earned from leisure guests and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past three years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. Through the third quarter of 2010, consumers continued to deal with several negative economic impacts that have developed over the past three years, including:
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
     Our external growth strategies are based primarily on developing newly constructed additional indoor waterpark resorts or converting existing indoor waterpark resorts to our brands (in conjunction with joint venture partners) or by licensing our intellectual property and proprietary management systems to others. Developing new resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of construction financing.
     Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors and/or developers may be more restrictive in the future and that terms of construction financing may be less favorable than we have seen historically. Although we believe that we and other investors and/or developers may be able to continue to obtain construction financing sufficient to execute development strategies, we expect that the more difficult credit market environment is likely to continue at least through mid-2011.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and EBITDA. Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the nine months ended September 30, 2010. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
•	monitoring our historical trends for occupancy and estimating our high occupancy nights;
•	offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods;
•	structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials;
•	monitoring sales of room types daily to evaluate the effectiveness of offered discounts; and

•	offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.
          In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.
     We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:
•	occupancy;
•	average daily room rate, or ADR;
•	revenue per available room, or RevPAR;
•	total revenue per occupied room, or Total RevPOR;
•	total revenue per available room, or Total RevPAR;
•	non-rooms revenue per occupied room; and
•	earnings before interest, taxes, depreciation and amortization, or EBITDA.
     Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:
•	Occupancy is calculated by dividing total occupied rooms by total available rooms.
•	ADR is calculated by dividing total rooms revenue by total occupied rooms.
•	RevPAR is the product of occupancy and ADR.
     Total RevPOR, Total RevPAR and Non-rooms revenue per occupied room are defined as follows:
•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.
•	Total RevPAR is calculated by dividing total revenue by total available rooms.
•	Non-rooms revenue per occupied room is calculated by taking the difference between Total RevPOR and ADR.
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2010, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.
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
     Acquisition Accounting — We follow acquisition accounting for all acquisitions that meet the business combination definition. Acqusition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are record to our consolidated statements of operations.
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

	September 30,	December 31,
	2010	2009
Goodwill	$2,276	130,496
Accumulated impairment losses	—	(68,405)
Goodwill related to sale of affiliate	—	(62,091)

	$2,276	$—

     Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of September 30, 2010.

     For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as described above, there have been no material changes in any of our critical accounting policies since December 31, 2009.
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
     We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with GAAP. Because depreciation and amortization are non-cash items, we believe that presentation of EBITDA is a useful measure of our operating performance;

•	it is widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results.
Our management uses EBITDA:
•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results;

•	for planning purposes, including the preparation of our annual operating budget;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of other acquisitions and dispositions.
Some of these limitations are:
•	it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and EBITDA does not reflect any cash requirements for such replacements or improvements;

•	it is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•	it does not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as comparative measures.
     Because of these limitations, our EBITDA measure should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. We compensate for these limitations by using EBITDA along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such

GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in our EBITDA-based measure.
     EBITDA is not intended as alternatives to net income (loss) as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on our EBITDA-based measure or ratios calculated using those measures. Our GAAP-based measures can be found in our consolidated financial statements and the related notes, included elsewhere in this report.
     The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss attributable to Great	$(993)	$(36,923)	$(21,818)	$(48,274)
Wolf Resorts, Inc.
Adjustments:
Interest expense, net of interest income	12,254	9,540	33,479	24,248
Income tax expense	47	14,053	416	6,531
Depreciation and amortization	13,806	15,136	44,936	42,352

EBITDA	$25,114	$1,806	$57,013	$24,857

Results of Operations
General
     Our financial information includes:
•	our subsidiary entity that provides resort development and management/licensing services;
•	our wholly-owned resorts;
•	our CK subsidiary which is a developer of experiential gaming products, less our noncontrolling interest; and
•	our equity interests in the Wisconsin Dells and Sandusky resorts through August 2009, when we sold our minority ownership interests in those resorts, and our equity interest in the Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.
Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;
•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;
•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs, recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
     Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
          Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;
•	property operation and maintenance expenses, such as utility costs and property taxes;
•	depreciation and amortization; and
•	other expenses from managed properties.
     Three months ended September 30, 2010, compared with the three months ended September 30, 2009
The following table shows key operating statistics for our resorts for the three months ended September 30, 2010 and 2009:

		Same Store Comparison(b)
				Increase/
	All Properties(a)			(Decrease)
	2010	2010	2009	$	%
Occupancy	68.3%	68.3%	69.1%	N/A	(1.2)%
ADR	$252.14	$252.14	$246.42	$5.72	2.3%
RevPAR	$172.33	$172.33	$170.26	$2.07	1.2%
Total RevPOR	$382.32	$382.32	$374.36	$7.96	2.1%
Total RevPAR	$261.29	$261.29	$258.67	$2.62	1.0%
Non-rooms revenue per occupied room	$130.17	$130.17	$127.94	$2.23	1.7%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2010 and 2009.
     The changes in key operating statistics for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, appear to be the result of some stabilization of better economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns.
     Presented below are selected amounts from the statements of operations for the three months ended September 30, 2010 and 2009:

	Three months ended
	September 30,
			Increase/
	2010	2009	(Decrease)
Revenues	$81,118	$76,827	$4,291
Operating expenses:
Departmental operating expenses	25,186	24,484	702
Selling, general and administrative	16,560	14,911	1,649
Depreciation and amortization	13,806	15,136	(1,330)
Asset impairment loss	—	24,000	(24,000)
Net operating income (loss)	10,931	(15,491)	26,422
Gain on sale of unconsolidated affiliates	—	(962)	962
Interest expense, net of interest income	12,254	9,540	2,714
Income tax expense	48	13,163	(13,115)
Net loss attributable to Great Wolf Resorts, Inc.	(993)	(36,923)	35,930
     Revenues. Total revenues increased due to the following:
•	More stable economic conditions which allowed our properties to increase RevPAR and Total RevPAR.

•	The acquisition of CK in June 2010. There were no similar revenues for the three months ended September 30, 2009.
     Operating expenses.
•	Departmental operating expenses increased by $702 in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due primarily to the acquisition of CK.

•	Total selling, general and administrative expenses increased by $1,649 in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due primarily to the acquisition of CK.

•	Total depreciation and amortization decreased for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due primarily to lower depreciation amounts on our Sheboygan resort following the asset impairment loss recorded in 2009 as well as lower amortization expense due to the write off of the unamortized loan fees on the Williamsburg, Mason and Grapevine properties’ loans. These decreases are partially offset by an increase in depreciation and amortization due primarily to the acquisition of CK.

•	For the three months ended September 30, 2009, we recorded a $24,000 asset impairment loss related to our resort in Sheboygan. We had no similar loss in the three months ended September 30, 2010.
     Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. decreased due to:
•	A decrease in net operating loss of $26,422.

•	An decrease in income tax expense of $13,115 recorded in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to the establishment of a valuation allowance against certain deferred tax assets in the 2009 period.
             These decreases were partially offset by:

•	An increase net interest expense of $2,714, mainly due to interest expense related to our first mortgage notes issued in April 2010.

•	The gain on sale of unconsolidated affiliates in the amount of $962 recorded in the three months ended September 30, 2009. We had no similar gain in the three months ended September 30, 2010
     Nine months ended September 30, 2010, compared with the nine months ended September 30, 2009
The following table shows key operating statistics for our resorts for the nine months ended September 30, 2010 and 2009:

		Same Store Comparison(b)
	All
	Properties(a)			Increase/ (Decrease)
	2010	2010	2009	$	%
Occupancy	62.3%	63.1%	63.8%	N/A	(1.1)%
ADR	$249.80	$249.63	$242.77	$6.86	2.8%
RevPAR	$155.63	$157.60	$154.82	$2.78	1.8%
Total RevPOR	$383.99	$384.08	$373.36	$10.72	2.9%
Total RevPAR	$239.24	$242.48	$238.10	$4.38	1.8%
Non-rooms revenue per occupied room	$134.19	$134.45	$130.59	$3.86	3.0%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2010 and 2009 (that is, all properties other than our Concord resort).
     The changes in key operating statistics for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, appear to be the result of some stabilization of economic conditions which appear to be having a positive impact on consumer sentiment and spending patterns.
     Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2010 and 2009:

	Nine months ended
	September 30,
			Increase/
	2010	2009	(Decrease)
Revenues	$220,225	$207,759	$12,466
Operating expenses:
Departmental operating expenses	71,467	67,433	4,034
Selling, general and administrative	49,788	46,542	3,246
Property operating costs	26,130	29,657	(3,527)
Depreciation and amortization	44,936	42,352	2,584
Asset impairment loss	—	24,000	(24,000)
Net operating income (loss)	11,152	(18,522)	29,674
Gain on sale of unconsolidated affiliates	—	(962)	962
Interest expense, net of interest income	33,479	24,248	9,231
Income tax expense	417	6,380	(5,963)
Net loss attributable to Great Wolf Resorts, Inc.	(21,818)	(48,274)	26,456

     Revenues. Total revenues increased due to the following:
•	An increase in revenue from our Concord resort, which opened in March 2009.

•	Better economic conditions which allowed our properties to increase RevPAR and Total RevPAR.

•	The acquisition of CK in June 2010. There were no similar revenues for the nine months ended September 30, 2009.
     Operating expenses.
•	Departmental expenses increased by $4,034 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due primarily to the opening of our Concord resort as well as the acquistion of CK. There were no similar CK expenses for the nine months ended September 30, 2009.

•	Total selling, general and administrative expenses increased by $3,246 in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due primarily to the opening of our Concord resort and the acquisition of CK. These increases are partially offset by a settlement received at our Poconos resort related to wastewater treatment litigation during the nine months ended September 30, 2010.

•	Opening-related costs (included in total property operating costs) related to our resorts were $5,592 for the nine months ended September 30, 2009, due primarily to the expansion of our Grapevine property in January 2009 and opening of our Concord resort in March 2009. We had $155 of opening-related costs related to the opening of our stand-alone Scooops kid spa during the nine months ended September 30, 2010.

•	Total depreciation and amortization increased for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to expensing $3,500 of unamortized loan fees related to our Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes issued in April 2010. This increase was partially offset by a decrease in depreciation on our Sheboygan resort due to the asset impairment loss recorded in 2009.

•	For the nine months ended September 30, 2009, we recorded a $24,000 asset impairment loss related to our resort in Sheboygan. We had no similar loss in the nine months ended September 30, 2010.
Net operating income (loss). During the nine months ended September 30, 2010, we had net operating income of $11,152 as compared to a net operating loss of $(18,522) for the nine months ended September 30, 2009.
     Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. decreased due to:
•	A decrease in net operating loss of $29,674.

•	An decrease in income tax expense of $5,963 recorded in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to the establishment of a valuation allowance against certain deferred tax assets in the 2009 period.
          These decreases were partially offset by:

•	An increase net interest expense of $9,231, mainly due to interest expense related to our first mortgage notes issued in April 2010; and

•	The gain on sale of unconsolidated affiliates in the amount of $962 recorded in the nine months ended September 30, 2009. We had no similar gain in the nine months ended September 30, 2010
Segments
     We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended			Nine months ended
	September 30,			September 30,
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Resort Ownership/Operation
Revenues	$71,147	$69,424	$1,723	$195,188	$186,411	$8,777
EBITDA	22,251	(2,823)	25,074	51,820	20,362	31,458

Resort Third-Party Management/License
Revenues	7,525	7,403	122	21,724	21,348	376
EBITDA	1,816	1,828	(12)	4,991	5,252	(261)

Other
Revenues	2,446	—	2,446	3,313	—	3,313
EBITDA	1,047	2,801	(1,754)	202	(757)	959
     The Other column in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments.
Liquidity and Capital Resources
     We had total indebtedness of $552,996 and $550,071 as of September 30, 2010 and December 31, 2009, respectively, summarized as follows:

	September 30,	December 31,
	2010	2009
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$67,633	$68,773
Mason mortgage loan	—	73,800
Pocono Mountains mortgage loan	94,583	95,458
Williamsburg mortgage loan	—	63,125
Grapevine mortgage loan	—	77,909
Concord mortgage loan	78,464	78,549
First mortgage notes (net of discount of $9,961)	220,039	—

	September 30,	December 31,
	2010	2009
Junior subordinated notes	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,564	8,544
City of Sheboygan loan	3,113	3,290
Other	55	78

	552,996	550,071
Less current portion of long-term debt	(70,450)	(16,126)

Total long-term debt	$482,546	$533,945

     Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2010.
     While recourse under the loan is limited to the property owner’s interest in the mortgaged property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.
     The loan also contains limitations on our ability, without lender’s consent, to (i) make payments to our affiliates if a default exists; (ii) enter into transactions with our affiliates; (iii) make loans or advances; or (iv) assume, guarantee or become liable in connection with any other obligations.
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan
     For the twelve-month period ended September 30, 2010, the DSCR for this loan was 0.84. In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement currently constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now established the traditional lock-box arrangement currently permitted under the loan, we have classified the entire outstanding principal balance of the loan as a current liability as of September 30, 2010, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.
     At our request, in October 2010 the loan was transferred to its special servicer. The DSCR for this loan has been below 1.00 on a trailing twelve-month basis since second quarter 2007. We have informed the special servicer that, given the current and expected performance of the two properties securing this loan, we may elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that would likely result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. We are working with the loan’s special servicer to discuss a potential modification of this loan, but we cannot provide any assurance that we will achieve such a result.

Absent a satisfactory modification of this loan, we expect to choose among several possible courses of action, including electing to continue the subsidization of debt service on this loan, attempting to refinance the existing loan (which we believe would result in materially lower proceeds than the current loan balance, thus requiring a significant paydown on the existing loan balance), or surrendering the two properties to the lender or a lender-appointed receiver. The properties had a combined net book value of $66,552 as of September 30, 2010, and the amount of debt outstanding under the mortgage was $67,633 as of that date.
     Mason Mortgage Loan – This loan was secured by our Mason resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2010.
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
     The loan also contains limitations on our ability, without lender’s consent, to (i) make payments to our affiliates if a default exists; (ii) enter into transactions with our affiliates; (iii) make loans or advances; or (iv) assume, guarantee or become liable in connection with any other obligations.
     Williamsburg Mortgage Loan — This loan was secured by our Williamsburg resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Grapevine Mortgage Loan – This loan was secured by our Grapevine resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of September 30, 2010). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at September 30, 2010.

     Great Wolf Resorts has provided a $78,464 payment guarantee of the Concord mortgage loan and a customary environmental indemnity.
     The loan also contains restrictions on our ability to make loans or capital contributions or any other investments in affiliates.
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
     The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (“Issuers”). The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
     The Notes require that we satisfy certain tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends; (iii) repurchase capital stock; (iv) make investments or (v) merge. We are currently restricted from these activities with certain carve-outs as defined under our indentures.
     Junior Subordinated Notes — In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,500 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.
          Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated notes with payment terms that mirror the distribution terms of the TPS. The indenture governing the notes contains limitations on our ability, without the consent of holders of notes to make payments to our affiliates or for our affiliates to make payments to us, if a default exists. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our notes sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
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
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated notes with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from these notes sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.

     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the notes issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on its consolidated balance sheet. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.
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
     City of Sheboygan Loan — The City of Sheboygan loan amount represents a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. The loan is noninterest bearing and matures in 2018. There are restrictions on the ability of the borrower under the loan to enter into transactions with affiliates without the consent of the lender. Our obligation to repay the loan will be satisfied by certain minimum guaranteed amounts of real and personal property tax payments to be made by the Blue Harbor Resort through 2018.
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
September 30,
2011	$4,434
2012	80,514
2013	3,606
2014	3,892
2015	62,548
Thereafter	407,963

Total	$562,957

      As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of September 30, 2010, due to the implementation of a traditional lock-box arrangement. The future maturities table above, however, reflects future cash principal repayments currently required under the provisions of that loan of $1,617 in 2011, $1,717 in 2012, $1,851 in 2013, $1,981 in 2014 and $60,467 in 2015.
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
     We believe these sources of capital will be sufficient to provide for our long-term capital needs. In April 2010, as discussed above, we issued $230,000 aggregate principal amount of first mortgage notes due 2017 and used the net proceeds from that offering to repay three existing mortgage loans that were scheduled to mature in 2011. We cannot be certain, however, that we will have access to additional future financing sufficient to meet our long-term liquidity requirements on terms that are favorable to us, or at all.
     Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for development of future resorts, non-routine capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $7,626 for the nine months ended September 30, 2010. We expect to have approximately $1,000 of such expenditures for the rest of 2010. As discussed above, we expect to meet these requirements primarily through a combination of cash provided by operations and cash on hand.

     We currently project that the combination of our cash on hand plus cash provided by operations in 2010 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2010 in order either to begin development of any new resorts or to make material cash capital contributions to new joint ventures that would develop or acquire resorts that we would license and manage. Also, due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund any required equity contribution to a project. Furthermore, the indenture which governs our first mortgage notes imposes significant restrictions on our ability to invest in the development of new resorts or joint ventures that may acquire or develop resorts. We believe these factors will result in our not making any significant cash outlays in the remainder of 2010 for development of new resorts or capital contributions to new joint ventures that develop or acquire resorts.
Off Balance Sheet Arrangements
     In August 2009 we sold our 30.26% joint venture interest in the joint venture that owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio to an affiliate of CNL Income Properties, Inc. We currently manage both properties and license the Great Wolf Lodge brand to the joint venture.
     We have one unconsolidated joint venture arrangement at September 30, 2010. We account for our unconsolidated joint venture using the equity method of accounting.
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At September 30, 2010, the joint venture had aggregate outstanding indebtedness to third parties of $98,934. As of September 30, 2010, we have made combined loan and equity contributions, net of loan repayments, of $28,475 to the joint venture to fund a portion of construction costs of the resorts.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2010:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$780,668	$40,010	$154,711	$133,314	$452,633
Operating lease obligations	4,511	992	1,760	1,164	595
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$786,447	$41,002	$156,471	$134,478	$454,496

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,564 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,113 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital
     We had $43,103 of available cash and cash equivalents and working capital deficit of $62,416 (current assets less current liabilities) at September 30, 2010, compared to the $20,913 of available cash and cash equivalents and a working capital deficit of $15,534 at December 31, 2009. The primary reasons for the working capital deficit as of September 30, 2010 are:
•	the use of cash for capital expenditures;

•	an increase in accruals related to the issuance of our first mortgage notes that closed in April 2010, and

•	the classification of our Traverse City/Kansas City mortgage loan (principal balance of $67,633) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties, as discussed above.
     The primary reason for the working capital deficit as of December 31, 2009 was the use of cash for capital expenditures for our properties that were under development.
Cash Flows
     Nine months ended September 30, 2010, compared with the nine months ended September 30, 2009

	2010	2009	Increase/ (Decrease)
Net cash provided by operating activities	$32,513	$14,056	$18,457
Net cash used in investing activities	(2,346)	(34,337)	(31,991)
Net cash (used in) provided by financing activities	(7,977)	34,044	(42,021)
     Operating Activities. The increase in net cash provided by operating activities resulted primarily from a decrease in accounts receivable and other assets and an increase in accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
     Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, resulted primarily from a decrease in capital expenditures related to our properties that are in service and in development.
     Financing Activities. The decrease in net cash provided by financing activities resulted primarily from receiving fewer loan proceeds, net of principal payments, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
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
     As of September 30, 2010, we had total indebtedness of $552,996. This debt consisted of:
•	$67,633 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$94,583 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$78,464 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at September 30, 2010.

•	$220,039 (net of discount of $9,961) of first mortgage notes that are secured by first priority liens on three of our resorts. This debt bears interest at 10.875%. The notes are due April 2017.

•	$51,550 of subordinated notes that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated notes that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,564 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,113 of non-interest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

•	$55 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.
     As of September 30, 2010, we estimate the total fair value of the indebtedness described above to be $58,861 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     At September 30, 2010 all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of September 30, 2010, as LIBOR plus the loans’ basis points would not increase or decrease above the minimum rate floor.
     During the nine months ended September 30, 2010, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of September 30, 2010, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2010. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting. After consideration of the matters discussed below, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, because of the material weakness related to controls around the determination and reporting of the provision for income taxes, as described below. As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we identified a material weakness in our internal control over financial reporting related to errors that occurred during the computation of the valuation allowance on certain deferred tax assets recorded as of September 30, 2009. As of September 30, 2010, we have not fully remediated this material weakness. As we may be unable to confirm fully whether we have remediated this material weakness until preparation of our 2010 annual tax provision, we anticipate that this material weakness may continue to exist through the end of 2010 or later.
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

ITEM 1A. RISK FACTORS
               In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the applicable period.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
We were not in default of our obligations upon any senior securities during the applicable period.
ITEM 4. [Removed and Reserved]
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: November 4, 2010