Form 10-K
period 2010-12-31
Great Wolf Resorts, Inc.
filed 2011-02-25
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0510250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 Junction Rd. Suite 6000 South Madison, Wisconsin 53717	53717 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
608 662-4700
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $67,486,028 based on the closing price on the NASDAQ National Market for such shares.

The number of shares outstanding of the issuer’s common stock was 32,343,274 as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than April 30, 2011.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2010

INDEX

PART I

ITEM 1.	BUSINESS

Overview and Development

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.® and its consolidated subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.

We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts feature approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We own and operate resorts under our Great Wolf Lodge® and Blue Harbor Resorttm brand names. Our Great Wolf Lodge brand name is our primary resort brand and we have entered into licensing and licensing-and-management arrangements with third parties relating to the operation of resorts under that brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of some or all of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing fees, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

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

The indoor waterparks in our Great Wolf Lodge resorts range in size from approximately 34,000 to 84,000 square feet and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse water fort, an interactive water experience for the entire family that features over 60 water effects and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our waterparks also feature a combination of high-speed body slides and inner tube waterslides, smaller and lower speed slides for younger children, zero-depth water activity pools with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and large free-form hot tubs, including hot tubs for adults only.

Financial information regarding our reportable segments during 2010 is included in Note 2 of our Notes to Consolidated Financial Statements.

Properties — Overview

As innovators in our industry segment, we constantly seek to improve the facilities, amenities, attractions and features at our resorts to enhance our guests’ vacation experience, generate additional on-site revenue and increase repeat and referral business. We refer to our original resort properties as Generation I resorts. The Generation I properties were opened in 2003 or earlier and are relatively small properties with 300 rooms or less. Since 2004, we have successfully developed seven Great Wolf Lodge properties, which we refer to as

Generation II resorts. Our Generation II resorts have approximately 400 rooms or more and a wider range of amenities then our Generation I resorts.

The following table summarizes our Generation I and Generation II Great Wolf Lodge properties as of December 31, 2010:

			Same Store 2010 Operating Statistics
						Total
Type	Locations	Description	Occupancy	ADR	RevPAR	RevPOR

Generation I	Wisconsin Dells, WI Sandusky , OH Traverse City, MI Kansas City , KS	Approximately 300 or fewer rooms, smaller waterparks and fewer and smaller other amenities	52.7%	$198.56	$104.70	$300.42
Generation II	Williamsburg, VA Pocono Mountains, PA Niagara Falls, ONT Mason, OH Grapevine, TX Grand Mound, WA Concord, NC	Approximately 400 rooms or more and a wider range of amenities	63.9%	$271.86	$173.76	$419.92

In January 2010 we announced that we had signed a non-binding letter of intent related to the proposed development of a Great Wolf Lodge resort adjacent to The Galleria at Pittsburgh Mills in Tarentum, Pennsylvania, outside of Pittsburgh. Under the terms of the letter of intent, the resort will be developed by Zamias Services, Inc., a real estate developer and services provider. The proposed development is subject to the execution of definitive documentation. If we enter into definitive agreements with regard to this proposed development, it is expected that we will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the proposed resort, and will receive management fees to operate the resort on behalf of Zamias as the owner. We will also advise on certain development-related matters. The proposed resort will be owned by a joint venture and we expect to own a small ownership percentage in this joint venture. The Pittsburgh resort, if developed, will be our fourth licensed and managed resort under our licensing-based business model.

In June 2010 we acquired a 62.4% equity interest in Creative Kingdoms, LLC (CK) in exchange for all of the $8,700 principal balance, plus accrued interest of approximately $1,300, of convertible indebtedness owed to us by Creative Kingdoms. Creative Kingdoms is a developer of experiential gaming products including MagiQuest, an interactive game attraction available at nine of our resorts. Creative Kingdoms also licenses or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.

In June 2010 we announced that we have executed license and management agreements related to the development of a new 600-suite Great Wolf Lodge resort in Garden Grove, California’s world famous International West Resort. When and if completed, the new resort will be located less than two miles from Disneyland, near Anaheim and Los Angeles. It is proposed to be developed by McWhinney, a diversified real estate company. When and if completed, we will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the resort, and will receive management fees to operate the resort on behalf of the owner. We expect that the resort will be owned by a joint venture, with Great Wolf Resorts receiving a minority equity interest for its development-related services. Additionally, the City of Garden Grove will contribute cash and bond proceeds to the resort, as well as establish a financing district to develop an adjacent parking structure.

In August 2010 we opened the first Scooops Kid Spa outside of a Great Wolf Resorts property in the Mall of America, a popular retail destination and entertainment complex in Bloomington, Minnesota. As the nation’s largest retail and entertainment complex, Mall of America welcomes more than 40 million visitors each year.

The following table presents an overview of our portfolio of resorts. As of December 31, 2010, we operated, managed and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts) and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other brands in appropriate markets.

				Number of	Indoor
	Ownership		Number of	Condominium	Entertainment
	Percentage	Opened	Guest Suites	Units(1)	Area(2)
					(Approx. sq. ft)

Wisconsin Dells, WI(3)	—	1997	308	77	102,000
Sandusky, OH(3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA(4)	100%	2005	405	—	87,000
Pocono Mountains, PA(4)	100%	2005	401	—	101,000
Niagara Falls, ONT(5)	—	2006	406	—	104,000
Mason, OH(4)	100%	2006	401	—	105,000
Grapevine, TX(4)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Concord, NC(4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2010 and each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

Northwoods Lodge Theme.  Each of our Great Wolf Lodge resorts has a Northwoods lodge theme. Our approximately 5,000 to 9,000 square-foot atrium lobbies, that are between three and five stories high, are designed in a log cabin motif with exposed timber beams, massive stone fireplaces, mounted wolves and other Northwoods creatures and an animated two-story Clock Tower that provides theatrical entertainment for our younger guests. Throughout the common areas and in each guest suite, we use sturdy, rustic furniture that complements the Northwoods theme. We believe that this consistent theme throughout our resorts creates a comfortable and relaxing environment and provides a sense of adventure and exploration that the entire family can enjoy.

Guest Suites.  All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 1,970 square feet. Substantially all of the rooms in our resorts also include a private deck or patio, although a lower percentage of rooms in our Grapevine and Grand Mound resorts include this type of amenity. Our resorts offer up to 11 room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, Jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to six people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin® suites that feature a log cabin bunk bed room, our Wolf Den Suitestm that feature a themed den enclosure with bunk beds and our KidKamptm suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suitetm and Grizzly Bear Suitetm, which have separate bedrooms with a king bed, a large dining and living area and can accommodate up to eight people. For business travelers we also offer Luxury King Suites that have a king bed and a 32” television. Our guest suites have wallpaper, artwork and linens that continue the Northwoods theme and our resorts provide pay-per-view movies and pay-per-play video games. Some of our resorts also provide room service dining. Our Blue Harbor Resort has similar appropriate nautical-themed and named rooms.

Indoor Waterparks.  Our Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 84,000 square feet and have a Northwoods theme and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse water fort. The water fort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water approximately every five minutes. Our Blue Harbor Resort has a 43,000 square-foot Breaker Bay waterpark, including our 12-level Lighthouse Pier water fort, which features a 1,000-gallon tipping ship.

Our waterparks also feature high-speed body slides and inner tube waterslides that wind in and out of the building into a splash-down pool, smaller and lower-speed slides for younger children, zero-depth water activity pools with geysers for young children, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and two large free-form hot tubs, one of which is for adults only. Each waterpark is constructed with a special nonslip floor surface to minimize slipping and has ample deck space and good sight lines to facilitate parental oversight.

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

We expect recurring annual capital expenditures for each resort that we own to be approximately 2- 4% of the resort’s revenues, depending on the age of the resort. As much of the equipment used in our waterparks is designed for outdoor application and capable of withstanding intense physical use and the elements year-round, wear and tear is minimal. We believe our equipment has a long useful life. In addition, our water purification system minimizes airborne chemicals, and their potentially corrosive effects on materials and equipment, and is designed to help extend the life of our equipment.

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

•	Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grilltm, with a life-sized sea plane suspended over the dining area; Lumber Jack’s Cook Shantytm; the Loose Moose Bar & Grilltm; and the Camp Critter Bar & Grilletm, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a Northwoods forest campsite. Our Blue Harbor Resort features our On the Rocks Bar & Grilletm and Rusty Anchortm Buffet.

•	Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts has a Bear Claw Cafétm or Bear Paw Sweets & Eatstm ice cream shop and confectionery that provides sandwiches, coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together. Our Blue Harbor Resort has a Sweetshop Landing confectionery.

•	Coffee Shop. Some of our resorts have a separate coffee shop that offers Starbucks® or Dunkin Donuts® coffee, as well as other pastry items provided by those brands.

•	Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterpark.

•	Gift Shop. Each of our resorts has a Buckhorn Exchangetm or Precious Cargotm gift shop that provides distinctive themed gifts, including Great Wolf Lodge or Blue Harbor Resort logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities. Our resorts also have a Bear Essentialstm or Washed Ashoretm gift shop located in the waterpark.

•	Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Elementstm Spa and Salon that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments and a wide selection of Aveda® products. Each of our spas also includes our Scooops® Kid Spa. The furnishings for the kid-friendly spa have the look of a modern ice cream parlor, with chocolate-colored walls, retro swivel stools and a pedicure sofa that looks like an oversized ice cream sundae. While enjoying their treatments, kids can listen to music with a provided CD player and speakers or with their own digital music player.

•	Game Arcade. Our Youkon Jack’s Game Parlortm or Northern Lights Arcadetm range in size from approximately 3,900 to 7,000 square feet, generally feature over 70 games and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the skill games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

•	Cub Club®. Our Cub Club rooms are professionally staffed children’s activity rooms with programmed activities, including arts and crafts, games and nature hikes. Our Blue Harbor Resort features a Crew Clubtm activity room with activities that are similar to our Cub Club.

•	Animated Clock Tower. Each of our Great Wolf Lodge resorts has a two-story animated Clock Tower located in the resort’s main atrium lobby. The Clock Tower provides daily theatrical entertainment through talking and singing trees, animals and Northwoods figures. Our Blue Harbor Resort features a

2,000-gallon water fountain featuring a hand-blown glass sculpture and a music and light show located in its main atrium lobby.

•	Outdoor Water Amenities. Outdoor water amenities complement our indoor waterpark facilities and allow our guests to take advantage of favorable weather conditions. Our outdoor water amenities include activity pools and a large deck or patio area and are generally open from May until September, longer if the weather is favorable. Our Wisconsin Dells and Grapevine resorts also have outdoor waterslides.

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment, weight-lifting machines, and numerous televisions for active viewing.

•	Meeting Space. Our resorts offer meeting space ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City and Niagara Falls resorts.

•	Conference Facility. Many of our resorts feature conference facility space. Our Traverse City, Sheboygan, Williamsburg, Mason, Grapevine, Grand Mound and Concord resorts feature conference facilities that range in size from 10,000 — 40,000 square feet. Each of these conference facilities also feature some, if not all, of the following additional aspects to their conference facilities: Grand Ballroom, flexible meeting spaces, executive boardroom, audio visual systems, and multiple pre-function concourses including an outdoor patio.

•	MagiQuest®. Nine of our resorts feature a MagiQuest attraction. MagiQuest is an interactive, live-action, fantasy adventure game that guests can play throughout the resort.

•	Miniature Golf. Five of our resorts feature a custom-designed, outdoor 18-hole miniature golf course.

•	gr8_space®. Five of our resorts feature an approximately 1,000 square foot interactive family tech center, gr8_space, which features multiple computer stations offering Internet access, docking stations for digital music players, as well as multiple gaming stations. gr8_space also features family events, like rock star karaoke and family challenge games. In the evening, gr8_space features dedicated teen time and activities for fun on their terms.

Business and Growth Strategies

Our primary business objective is to increase long-term stockholder value by executing our growth strategies, which include:

•	Leveraging Our Competitive Advantages and Increasing Domestic Geographic Diversification through a Licensing-Based Resort Business Model and Joint Venture Resort Investments in Target Markets. We are seeking to grow our business and diversify our domestic resort geographic brand footprint in a capital-efficient manner primarily through a licensing-based business model. This business model is designed to further exploit our competitive advantages of being the first-mover in the indoor waterpark resort business, our strong brand equity and our waterpark resort management expertise by seeking opportunities to earn fees through licensing our brand and managing new resorts that are constructed and developed primarily by third-party owners. We may also seek to make minority investments in joint ventures that own most of the licensed resorts in order to share in any equity appreciation and profits of those resorts. Our proposed transactions to license and manage new Great Wolf Lodge resorts near the Galleria at Pittsburgh Mills and in Garden Grove, California, are examples of transactions under this strategy. We believe this business model will allow us to deploy our capital resources more efficiently, reduce our overall leverage and diversify our operations geographically, since we will not be fully responsible for the construction and ownership of the licensed resorts, and will generally not be required to incur associated mortgage or construction debt. In addition, this business model is designed to allow us to more quickly expand domestically, reducing our sensitivity to economic conditions affecting any single region.

•	Expanding Our Brand Footprint Internationally. We also plan to use our licensing-based business model to efficiently expand our business internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we seek to enter into license and/or management agreements with reputable companies that have local market knowledge in order to increase revenues and expand the international footprint of our Great Wolf Lodge brand. We may also seek to make strategic minority joint venture investments in the licensed resorts in order to share in the profits and equity appreciation of the resorts. We believe this model is the most efficient strategy for international expansion, since it enables us to leverage the local expertise of joint venture partners while minimizing our capital investment.

•	Selective Sales/Dispositions of Ownership Interests/Recycling of Capital. We will selectively consider opportunities to sell partial or whole interests in one or more of our owned and operated properties, as we did in our former CNL joint venture. In addition, in situations where the market value of one of our owned resorts is less than the principal amount of the loan secured by that resort, we may address such an overleveraged situation by seeking a modification of the loan; in situations where we cannot achieve a satisfactory modification of such a loan, we may choose to transfer the property to the lender in satisfaction of the loan balance. We intend to continue to manage and/or license our Great Wolf Lodge branded resorts, and we will consider transactions that allow us to maintain our management/licensing agreement at a resort while realizing value through our selective sales or other dispositions. In those situations where we sell partial or whole ownership interests, we expect to recycle capital generated by such transactions for investment in future growth opportunities.

•	Expanding and Enhancing Existing Resorts. We will seek to continue to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending and meet our target returns, including non-water based attractions and food and beverage outlets. We also intend to continue to evaluate incremental revenue-generating opportunities, such as expanding the number of rooms at certain of our resorts.

•	Continuing to Innovate. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention. We are currently exploring several new concepts that, we believe, will allow us to generate additional revenue without requiring significant capital investment. Among these concepts is an adaptive re-use model, pursuant to which we would license the right to use entertainment features currently used in Great Wolf resorts to existing, full-service hotels, featuring family-oriented activities. While these concepts are still in the initial stages of development, we are seeking to innovatively extend our brand and to take these concepts to market.

•	Maximizing Total Resort Revenues. We will continue to employ aggressive yield management techniques and sales and marketing efforts designed to maximize occupancy and room rates at both our owned and managed resorts. During off-peak times (generally in May and September, and during the middle of weeks when schools are in session), we will seek to maintain higher occupancy by holding special events and targeting group sales and conferences. We will also seek to maximize other on-site revenue, such as food and beverage, entertainment and merchandise revenue through themed restaurants, ice cream shops, snack shops, adult and kids spas, gift shops, game arcades, MagiQuest, mini-golf and teen-themed areas. We have also entered into a number of co-marketing agreements with strategic partners and expect to enter into additional co-marketing agreements in the future in order to increase other revenue.

•	Minimizing Total Resort Costs. We will seek to reduce operating costs by leveraging our purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. By centralizing certain of our services, we also seek to reduce our per-unit costs, increasing our control over those services in order to deliver a greater quality of service to our customers. Our centralized reservations system is scalable and, together with our web-based reservations system, enables us to efficiently handle high reservation volumes and which we expect to require only limited additional incremental costs over the next several years as we increase our portfolio of resorts.

•	Building Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is recognizable by our customers because of our distinctive and easily identifiable theming, from our signature treehouse water fort, to our mascots and distinctive logos and merchandise. We believe we have fostered strong customer and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

•	Expanding Operations of Creative Kingdoms — We will seek to work with the management of Creative Kingdoms to expand that company’s operations and capitalize on their significant experience in developing experiential, family-based entertainment products. We believe that Creative Kingdoms’ current and potential future products have potential uses in venues other than our indoor waterpark resorts, and we expect to support Creative Kingdoms in their sales and marketing efforts as they look to expand the number of locations using their MagiQuest and other experiential gaming products.

Our Competitive Strengths

We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in North America. Our competitive strengths include:

Significant barriers to entry with an established first mover advantage.  We strive to be the first operators of family entertainment resorts featuring indoor waterparks in our selected target markets, and our resorts have typically been the first resorts to open in their respective markets. Our experience in establishing 12 family-focused resorts and the economies of scale resulting from our current operation of multiple resorts provide us with the ability to move into a selected target market quickly. We believe there are significant barriers to entry in our industry segment that discourage others from developing similar resorts, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a challenging, multi-year permitting process. A new Great Wolf Lodge resort typically costs in excess of $120,000 and takes from one to three years to develop and permit, and an additional 18 months or more to build. We believe that the combination of our first mover advantage, existing economies of scale and the significant barriers to entry in our target markets provide us with a competitive advantage.

Strong brand name awareness.  Our Great Wolf Lodge brand name is well recognized in our industry. We are the largest owner, licensor and operator of family entertainment resorts with indoor waterparks in North America based on the number of resorts in operation. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our signature treehouse water fort, to our mascots and recognizable logos and merchandise. We believe that our strong brand awareness has helped foster strong customer and brand loyalty, which is evidenced by high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

Resilient business model.  Our business model generally targets customers within a three-hour driving radius of our resorts. We believe recent vacation trends favor our business model as families increasingly choose to take shorter, more frequent vacations within driving distance of their homes. We are well positioned to continue to take advantage of these trends. We also believe that our resorts offer a high-quality vacation at an affordable price, which appeals to families during all stages of the economic cycle. We believe our resorts are less affected by changes in the economic cycle than are other vacation destinations, as drive-to destinations are generally less expensive and more convenient than destinations that require air travel. On a two-year basis (comparing 2010 results to 2008 results) same store revenue per available room, or RevPAR, for Great Wolf Lodge resorts decreased 4.5% versus a 12.3% RevPAR decrease for the overall U.S. hotel industry, according to Smith Travel Research data. We also believe we have a strong opportunity to increase group demand from our current levels as we increase utilization of the meeting space at several of our newer resorts.

Positioned for economic recovery.  During the past three years we have positioned our business to benefit in an economic recovery. Each of our resorts has completed construction, and we have no current development exposure. We have also strengthened our capital structure, extending our near-term maturing debt so that we have no debt maturities until April 2012. Additionally, we have taken steps to sell non-core assets. In August 2009, we closed on the sale of our 30.26% interest in the Great Wolf Lodge properties in Wisconsin Dells, WI and Sandusky, OH. All of these steps have allowed us to focus on our core operations, eliminate development risk from our portfolio and improve cash flows.

Extensive customer database through a centralized service center drives repeat and referral business.  Since 1997, we have accumulated an extensive customer database, which allows us to market directly to our customers and drive repeat and referral business. Despite the recent economic downturn, our repeat and referral business has continued to grow, which we believe is a testament to the quality of our business methods. For the year ended December 31, 2010, 62% of our room nights were derived from repeat and referral guests.

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

Expected growth from select resort expansions and openings.  In 2009, we completed construction of the Great Wolf Lodge in Concord, North Carolina. The resort features 402 guest suites and approximately 97,000 square feet of indoor entertainment, including an 84,000 square foot indoor waterpark. The resort also offers a number of revenue-enhancing amenities and an approximately 20,000 square-foot conference center. In addition, our Grapevine, Texas resort completed an expansion in 2009 that includes 203 additional guest suites and 27,000 square feet of additional meeting space. We expect that our results should benefit in the future, as regional economic conditions improve, from the stabilization of our Concord resort and the additional guest suites and meeting space at our Grapevine resort.

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

Significant portfolio of product offerings that increase ancillary on-site revenues.  Our resorts feature a number of proprietary and branded products and entertainment options that increase ancillary on-site revenues and distinguish our resorts’ self-contained vacation experience. These products include Buckhorn Exchange gift shop, Elements Spa and Salon, Youkon Jack’s Game Parlor, Northern Lights Arcade, Cub Club, Scooops Kid Spa, remote control car racing and miniature golf. Nine of our resorts feature a MagiQuest attraction, an interactive, live-action, fantasy adventure game that guests can play throughout the resort. Additionally, four of our resorts feature an approximately 1,000 square foot interactive family tech center, gr8_spacetm, which features multiple computer stations offering Internet access, docking stations for digital music players and multiple gaming stations. We believe that these ancillary products will continue to drive additional revenues and enhance the guest experience and brand loyalty. We believe that the RevPOR performance of our Generation II resorts is due to a significant extent to the superior amenities provided at those resorts.

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

Strong management team with skilled resort level staff.  Our executive management team includes five individuals who are responsible for our strategic direction and have an average of eight years of experience with Great Wolf Resorts and nineteen years of industry experience. Our executive management has significant experience in the hospitality, family entertainment and real estate development industries and has significant expertise in operating complex, themed family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including what we believe is a positive and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb customer experience and helping to assure that our guests fully enjoy their family vacations.

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

Great Wolf Lodge — Sandusky, Ohio

In March 2001, we opened our Great Wolf Lodge in Sandusky, Ohio. In October 2005, we sold this resort to a joint venture with CNL. In August 2009, we sold our interest in that joint venture to CNL. We currently manage the Sandusky resort under a short term management agreement that expires on December 31, 2011.

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

Great Wolf Lodge of Traverse City is located on approximately 48 acres and has 280 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. It also includes a conference center that is 10,000 square-feet. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and approximately 7,000 square feet of meeting space. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

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

Great Wolf Lodge of Kansas City is located on approximately 17 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

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

Great Wolf Lodge of Williamsburg has 405 guest suites and an approximately 67,000 square-foot indoor waterpark that includes our signature treehouse water fort. It also includes a conference center that is 10,000 square-feet. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, miniature golf, gr8_space, an outdoor recreation area and approximately 11,000 square feet of meeting rooms. The resort offers non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

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

Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 80,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack shops, confectionery and ice cream shop, Cub Club, full-service spa, kids spa, game arcade, gift shops, MagiQuest, gr8_space, an outdoor recreation area and approximately 5,800 square feet of meeting rooms. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge — Niagara Falls, Ontario

In January 2004, we entered into a license agreement with Ripley’s that authorized Ripley’s to develop and operate a Great Wolf Lodge resort in Niagara Falls, Ontario. In addition, the agreement allows Ripley’s to use certain licensed trademarks, such as “Cub Club,” “KidCabin,” and “Great Wolf Lodge.” The term of the license agreement is ten years from the opening of the resort, with the possibility of up to four successive five-year renewals. Under the license agreement, Ripley’s is required to pay a monthly license fee and a brand marketing fee, the latter of which we are obligated to contribute to a marketing program. We may terminate the license agreement at any time, upon notice, if Ripley’s fails to meet its material obligations under the agreement. These obligations require Ripley’s to meet payment obligations in a timely manner, maintain and operate the resort in a manner consistent with our operating standards and obtain our approval prior to the use of any of our licensed trademarks. In addition, these material obligations restrict Ripley’s to selling only products, goods and services that we approve and from developing or managing a hotel with an indoor waterpark within the United States until, at the earliest, January 2016.

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

Great Wolf Lodge of Niagara Falls has 406 guest suites with an approximately 82,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, game arcade, gift shops, miniature golf, an outdoor recreation area and meeting space. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

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

Our Great Wolf Lodge of Chehalis, Washington, has 398 guest suites and an approximately 60,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, a full-service spa, game arcade, gift shops, MagiQuest, miniature golf, gr8_space, an outdoor recreation area and an approximately 30,000 square-foot conference center. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge — Concord, North Carolina

In 2009, we opened our Great Wolf Lodge in Concord, North Carolina on a 37-acre site. Concord is a popular family destination featuring family-oriented attractions and recreational activities. The Concord site is located 15 miles from downtown Charlotte at Exit 49 on Interstate 85. This freeway interchange is well known throughout the Carolinas mostly due to its main attraction draws, Lowe’s Motor Speedway and the Concord Mills shopping center. The resort is a less than one-hour drive from Charlotte, North Carolina; a one and one-half hour drive from Greensboro/Winston-Salem, North Carolina; a two-hour drive from Columbia, South Carolina; and a two and one-half-hour drive from Raleigh and Asheville, North Carolina. According to Applied Geographic Solutions, Inc., there are approximately 14.7 million people who live within 180 miles of the resort.

Great Wolf Lodge of Concord, North Carolina has 402 guest suites and approximately 97,000 square feet of indoor entertainment, including an 84,000 square foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, game arcade, gift shops, MagiQuest, miniature golf, gr8_space an outdoor recreation area and an approximately 20,000 square-foot conference center. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Our History

We were formed in May 2004 to succeed the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc. and a number of its related entities, which we refer to collectively as Great Lakes. Our initial public offering occurred shortly after our formation, and we are listed on the NASDAQ Global market under the ticker symbol “WOLF.” Great Lakes had developed and operated hotels since 1995. In 1999, Great Lakes began its resort operations by purchasing the Great Wolf Lodge in Wisconsin Dells, WI and developing the Great Wolf Lodge in Sandusky, OH, which opened in 2001.

We refer to our original resort properties, which include our resorts in Wisconsin Dells, WI; Sandusky, OH; Traverse City, MI; and Kansas City, KS as Generation I resorts. The Generation I resorts are relatively smaller properties with approximately 300 rooms or less. Since 2004, we have successfully opened seven Great Wolf Lodge properties which we refer to as Generation II resorts, which include our properties in Williamsburg, VA; Pocono Mountains, PA; Niagara Falls, ONT; Mason, OH; Grapevine, TX; Grand Mound, WS; and Concord, NC. Generation II resorts have approximately 400 rooms or more.

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

We believe that resorts have proven popular because of several factors, including the ability to provide a year-round vacation destination without weather-related risks, the wide appeal of water-based recreation and the favorable trends in leisure travel discussed below. No operator or developer other than Great Wolf Resorts has established a national portfolio of destination family entertainment resorts featuring indoor waterparks.

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has develops, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2010 indicates that there are 144 open indoor waterpark resort properties in the United States and Canada. Of the total, 51 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 51 properties, 11 are our properties.

Resort Operations

Each of our resorts employs a general manager who is responsible for the operations of the particular resort and who typically has extensive experience in the hospitality or family entertainment industry. Our general managers on average oversee a staff of 400 or more resort employees and are assisted by a management team, including directors of aquatics, finance, food and beverage, front office, housekeeping, human resources, maintenance, retail and sales and marketing. A corporate-level liaison for most departments ensures consistency throughout our resorts while allowing a particular resort to tailor its operations to best meet the needs of its guests and marketplace.

Prior to assuming responsibility for a resort, general managers and assistant general managers undergo a proprietary management training program designed to familiarize each trainee with various facets of our management, operations and development programs. The program also emphasizes our company culture and guest service policies and provides hands-on operating experience at a resort. Our management training program is intended to train assistant general managers to become future general managers.

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

Training and Development

We believe that our ability to provide a friendly family-oriented atmosphere where families can relax, play and reconnect begins with our employees and their ability to deliver quality customer service. We seek to recruit, train and retain employees who will make sure that our guests enjoy their stays at our resorts. We seek to promote from within our company. Each new resort employee undergoes an extensive orientation program and is paired with a more veteran employee for an initial period so that the new employee can learn more about our resorts, our culture and how we strive to provide the best possible customer service. Our employees are committed to our success and focused on ensuring a memorable experience for each of our guests. We believe that our high level of customer service is a competitive advantage and promotes valuable referrals and repeat visits.

Sales and Marketing

We place a significant emphasis on the sales and marketing of our family-focused resorts. We work together with a third-party consulting firm to analyze the demographics of our markets and to identify potential guests for targeted marketing, both within our primary market areas and beyond those areas to attract occasional or seasonal travelers. We market to these potential customers through a combination of television, radio, newspaper, electronic mail, internet and direct mail advertising, including advertising through local chambers of commerce and convention and visitors bureaus. We also rely upon repeat guests and guest referrals, as well as brand recognition and the visibility of the resorts themselves, which are typically located along major highways in high traffic areas. In addition, our Web site offers detailed information about our resorts, including virtual tours and room layouts.

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

Our senior management and the individual resort personnel evaluate the risk aspects of each resort’s operation, including potential risks to the public and employees and staff. Each resort has full-time maintenance employees on staff who ensure building environmental quality and full-time aquatics maintenance employees who ensure the ride safety and air and water quality inside the resort’s indoor waterpark. We use a state of the art filtration system and ozonators to balance the water and air quality within the waterpark in order to accommodate fluctuating quantities of visitors.

Development Criteria

If and to the extent we are involved in the development process for new resorts, we choose or suggest sites for the development of new resorts by considering a number of factors, including:

•	Large target customer base. We select or suggest development sites that generally have a minimum of five million target customers within a convenient driving distance. Because we offer an affordable vacation experience, we appeal to families in a variety of income ranges.

•	Recognized tourist destination. We generally focus on drive-to destinations that attract a large number of tourists, including both emerging and traditional family vacation markets. We believe we can charge premium rates in these markets due to the high quality of our resorts and our family-oriented amenities and activities. In addition, the indoor nature of many of our amenities and activities allows us to reduce the impact of seasonality that may negatively affect other attractions in these areas. These areas also often have active and effective local visitors and convention bureaus that complement our marketing and advertising efforts at little or no cost to us.

•	Highly visible and large sites. We generally develop or suggest developing resorts in highly visible locations along major roadways. Visibility from highways enhances easy drive-to access, provides marketing benefits due to high volumes of traffic and often produces synergies from adjacent land uses or complementary developments. We generally choose or suggest sites that have enough acreage to allow for potential expansions and future sales of out-lots.

Based upon these factors, we have identified over 50 domestic markets as potential locations for our resorts. However, if we choose to pursue a development in the future, we will likely work with a joint venture partner or licensee in order to limit our required equity contribution and enhance our fee revenues, including development, management and licensing fees.

Once we have identified a market that meets our development criteria, we search for potential sites to recommend to a potential licensee or joint venture partner. Acceptable sites may be difficult to find in some areas. We perform initial analyses of the permitting process and access to utilities before acquiring a sufficient amount of land from one or more landowners. Based upon the target customer base of the market, we develop initial specifications for the resort, such as the number of guest suites and size of the indoor waterpark and other amenities. We also formally begin or assist with the potentially lengthy and difficult process of obtaining the necessary approvals and permits from the appropriate local governmental bodies, including the necessary water rights and environmental permits. Once the permitting process is complete, we or the joint venture that owns the resort secures financing for the project and begin construction on the resort. This overall development process generally takes from two to four years, or longer, from identification of a market to completion of a resort.

Competition

Our resorts compete with other forms of family vacation travel, including theme parks, waterparks, amusement parks and other recreational activities, including other hotels and resorts located near these types of attractions. Our business is also subject to factors that affect the recreation and leisure and resort industries generally, such as general economic conditions and changes in consumer spending habits. We believe that the principal competitive factors of a family entertainment resort include location, room rates, name recognition, reputation, the uniqueness and perceived quality of the attractions and amenities, the atmosphere and cleanliness of the attractions and amenities, the quality of the lodging accommodations, the quality of the food and beverage service, convenience, service levels and reservation systems.

A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2010 indicates that there are 144 open indoor waterpark resort properties in the United States and Canada. Of the total, 51 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 51 properties, 11 are our properties.

As a result of our market presence and our management team’s substantial experience, we believe we have an opportunity to capitalize on our first-mover advantage in this industry segment and to expand our already significant brand recognition. While we believe that our first-mover advantage is very beneficial to us, it does provide our competitors with an opportunity to monitor our success in our chosen markets. As a result, a competitor may choose not to enter one of our markets based on our performance, or may subsequently develop a resort in our markets that is newer, has additional amenities, is strategically located or offers more and/or larger waterpark attractions than our resorts.

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

We anticipate that competition within some of our markets will increase in the foreseeable future. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts with indoor waterparks, which will, if and when developed, likely compete with our resorts.

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

We are subject to both federal and state environmental laws and regulations, including laws and regulations governing the discharge of water from our waterparks. Specifically, under the requirements of the Federal Clean Water Act, we must obtain National Pollutant Discharge Elimination System permits from the Environmental Protection Agency or from the state environmental agency to which the permit program has been delegated if and to the extent any of our resorts discharge into waterways and comply with the permit terms regarding wastewater quality and discharge limits. Such permits must be renewed from time-to-time, as required by regulation, and additional capital expenditures for wastewater treatment systems associated with the renewal of our water discharge permits may be required. Importantly, changes in federal or state legislation or regulations could impose more stringent release standards with which we would have to comply. Currently, our resort in the Pocono Mountains is our only property subject to such laws and regulations governing the discharge of water and we intend to comply with these laws and regulations as we operate that property.

As a place of public accommodation, our resorts are subject to the requirements of the Americans with Disabilities Act of 1990, as amended by the 2010 ADA Standards for Accessible Design (ADA) and other applicable federal rules and regulations, as well as state and local laws. Thus, our resorts are required to meet certain federal, state and local requirements related to access and use by disabled persons. While we believe that our resorts are in compliance with the requirements currently in effect, we are presently evaluating the requirements of the 2010 ADA Standards for Accessible Design (which are effective in part on March 15, 2011 and in part on March 15, 2012) to determine whether, and to what degree, we will have to modify our resorts to be in full compliance with the amended ADA requirements when effective. In the event further amendments to federal, state or local laws are made imposing more stringent requirements, we would have to comply with those amendments as well.

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

On occasion, we may elect to develop or assist in the development of properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities, and the proposed future property uses. We have followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin, where the City of Sheboygan has arranged for environmental clean-up work and ongoing groundwater monitoring and we have agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, all work at our Sheboygan resort has been conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible; however, that our efforts have not identified all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

Intellectual Property

Great Lakes Services, LLC (GLS), our subsidiary, has a licensing agreement with the original developer of the Wisconsin Dells resort under which GLS has an irrevocable, exclusive, perpetual, world-wide license to use all the intellectual property embodied in the Wisconsin Dells resort as of the date of execution of the agreement. GLS pays or causes to be paid a royalty to the licensor based upon certain revenues generated at most of the resorts that it owns or licenses.

We have registered, applied for the registration of or claim ownership of a variety of service marks, copyrights and trademarks for use in our business, including Blue Harbor Resort, Great Wolf Lodge, Great Wolf Resorts, gr8_space, KidCabin, Scooops Kid Spa and MagiQuest in the United States and, where appropriate, in foreign countries. There can be no assurance that we can obtain the registration for the marks where registration has been sought. We are not aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Employees

As of December 31, 2010, we had approximately 300 corporate employees, including our central reservations center and CK employees, and approximately 4,800 resort-level employees, approximately 2,300 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good.

Offices

We lease the following space:

•	Approximately 18,000 square feet of office space for our corporate headquarters office in Madison, Wisconsin;

•	Approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin;

•	Approximately 1,400 square feet of office space in Woodbridge, Virginia;

•	Approximately 2,700 square feet of office space in Lorain, Ohio;

•	Approximately 2,700 square feet of retail space in Bloomington, Minnesota;

•	Approximately 20,000 square feet of office and warehouse space in Tillamook, Oregon; and

•	Approximately 19,000 square feet of retail space in Myrtle Beach, South Carolina.

We believe these facilities are adequate for our current needs.

Domestic and Foreign Operations

We have derived a portion of our revenues from licensing fees, management fees and central reservations fees paid by the Great Wolf Lodge resort located in Niagara Falls, Ontario, Canada. During 2010, 2009 and 2008, total revenue from U.S. operations was $282,922, $262,543 and $243,041, respectively, and total revenue from Canadian operations was $1,284, $1,489 and $2,497, respectively. We receive no revenue from any foreign country other than Canada. We have no long-lived assets located outside of the United States.

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

Current economic conditions, including recent disruptions in the financial markets, may adversely affect our industry, business and results of operations, our ability to obtain financing on acceptable terms and the market price of our common stock.

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

Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past three years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through 2010 as consumers continued to deal with several negative economic conditions that have developed over the past three years including:

•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	relatively high unemployment rates and limited job creation;

•	a continuing decline in the national average of home prices and an increase in national foreclosure rates; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2010.

These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. A sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our business, financial condition and results of operations.

The United States equity and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. In particular, the market for securitized debt (which we have used in the past for certain financing transactions) has been dramatically reduced over the past three years. Continued uncertainty in the equity and credit markets may negatively impact our ability to access additional short-term and long-term financing, including future debt securitization transactions and construction financing, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A continued downturn in the equity or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

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

As part of our growth strategy, we currently intend to develop, or license others to develop, additional resorts or possibly further expand certain of our existing resorts. Development involves substantial risks, including the following risks:

•	development costs may exceed budgeted or contracted amounts or may exceed available capital;

•	increases in the costs of materials or supplies used in construction of our resorts;

•	changes in applicable building codes, construction materials, labor costs or construction methodologies may increase development costs;

•	delays in architectural or other design-related services, or in the commencement or completion of construction;

•	failure to obtain all necessary zoning, land use, occupancy, construction, operating and other required governmental permits and authorizations;

•	changes in real estate, zoning, land use, environmental and tax laws;

•	unavailability to us and other investors and/or developers of financing on favorable or any terms;

•	failure of developed properties to achieve desired revenue or profitability levels once opened;

•	negative changes in the local markets, the local competitive environment or in local economic conditions that occur between the commencement of development and the completion of the resort;

•	scarcity of suitable development sites, due to existing development, physical limitation or competition for sites from competitors that may have greater financial resources or risk tolerance than we do or other factors; and

•	incurrence of substantial costs in the event a development project is abandoned or modified prior to completion.

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

Many of our markets have become more competitive in the past six years, including in particular our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Williamsburg, Pocono Mountains and Mason markets. We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators have announced plans to develop family entertainment resorts with indoor waterparks that would compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, new or existing competitors may significantly reduce their rates, as they have in the past, or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.

We have a history of losses and we may not be able to achieve or sustain profitability.

We incurred net losses for the previous seven fiscal years. We cannot guarantee that we will become profitable. Even if we do become profitable, given the increasing competition in our industry, current economic conditions and capital-intensive nature of our business, we may not be able to sustain or increase any profitability we may achieve in the future on a quarterly or annual basis, and our failure to do so could adversely affect our business and financial condition.

We may not be able to achieve or manage our expected growth, which could adversely affect our operating results.

Since 1999, we have experienced substantial growth as we have grown from one resort to our current portfolio of 12 resorts at December 31, 2010. We intend to continue to develop additional resorts and manage additional licensed resorts owned either by joint ventures in which we have an equity interest or by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to achieve and/or manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the loss of or failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

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

There are inherent risks of accidents or injuries at family entertainment resorts, including accidents or injuries at waterparks, particularly for young children. The lifeguards in our indoor waterparks and our other resort staff cannot prevent every accident or injury. Potential waterpark accidents and injuries include falls, cuts or other abrasions, concussions and other head injuries, sickness from contaminated water, chlorine-related irritation, injuries resulting from equipment malfunctions and drownings. One or more accidents or injuries at any of our waterparks or at other waterparks could adversely affect our safety reputation among our potential customers, decrease our overall occupancy rates, increase the cost of or make unavailable to us the appropriate liability insurance policies and increase our operating costs by requiring us to take additional measures to make our safety precautions even more visible and effective.

If accidents or injuries occur at any of our resorts, we may be held liable for costs related to the injuries. We maintain insurance of the types and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but we cannot be certain that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. The liability insurance carried by Great Lakes prior to our initial public offering (IPO) may not be adequate or available to cover any liability related to incidents occurring prior to our IPO. Our business, financial condition and results of operations would be adversely affected to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

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

Labor is our primary resort-level operating expense. As of December 31, 2010, we employed approximately 4,800 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the applicable minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

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

The success of our resorts depends in part on our brands, logos and branded merchandise. We rely on registration and enforcement of a combination of service marks, copyrights, trademarks and similar intellectual property rights to protect our brands, logos, branded merchandise and other intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands, logos and branded merchandise to achieve and maintain market acceptance.

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

We own significant amounts of real estate throughout the United States. A significant decline in real estate values may require us to use a significant amount of cash to reduce our debt.

If we fail to maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our financial results.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

We believe that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

Sustained increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

With approximately 5,000 employees, as of December 31, 2010, our profitability is substantially affected by costs of current medical benefits. In some recent years, we experienced significant increases in these costs as a result of factors beyond our control, including increases in health care costs. At least some of these factors continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, we cannot be certain that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

A failure to maintain good relationships with third-party property owners and licensees could have a material, adverse effect on our growth strategies and our business, financial condition and results of operations.

We manage and/or license four of our resort properties in which we have limited or no ownership interest, and under our license-based growth strategy, we plan to increase the number of such properties as we seek to expand our operations both domestically and internationally. The viability of our management and licensing business depends, in part, on our ability to establish and maintain good relationships with third-party property owners and licensees. Third-party developers, property owners and licensees are focused on maximizing the value of their investment and working with a management company or licensor that can help them be successful. The effectiveness of our management, the value of our brand and the rapport that we maintain with our third-party property owners and licensees impact our revenue streams from our management and license agreements. If we are unable to maintain good relationships with our third-party property owners and licensees, we may be unable to renew existing agreements or expand our relationships with these owners.

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

We are dependent on the owners of the resorts we manage and license for third-party owners to fund certain operational expenditures related to those resorts, and if such funds are untimely or not paid, we are required to bear the cost.

We incur significant expenditures related to the management of our managed resorts, including salary and other benefit related costs and business and employee related insurance costs for which we are reimbursed by third-party resort owners. In the normal course of business, we make every effort to pay these costs only after receiving payment from an owner for such costs. However, to the extent an owner would not be able to reimburse these costs, due to a sudden and unexpected insolvency situation or otherwise, we would be legally obligated to pay these costs directly until such time as we could make other arrangements. Although we would make every effort to eliminate these costs prior to the point at which an owner could not reimburse us and we would continue to pursue payment through all available legal means, our results of operations and financial condition could be adversely affected if we were forced to bear those costs.

Investing through partnerships or joint ventures may decrease our ability to manage risk. Additionally, our license fee and management fee revenue streams, as well as any joint venture equity investments, are subject to property-level indebtedness and other risks.

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

Furthermore, our current managed resorts that are subject to mortgage or construction indebtedness must be serviced by the entities owning those resorts. Future licensed or managed resorts will also likely be subject to such indebtedness. The principal owner of a licensed or managed resort may cause the entity owning the resort to incur indebtedness that may exceed the amount of debt the resort can service. In the event of a failure to service property-level indebtedness that results in a sale or foreclosure, our license and management agreements may be terminated, and any joint venture equity investment we have made in the owner will likely be lost. The loss of these agreements or investments could have a material and adverse effect on our business, financial condition and results of operations.

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

Our rights to use the land underlying two of our resorts (Sheboygan, WI and Grand Mound, WA) are based upon our interest under long-term ground leases. Pursuant to the terms of the ground leases for these resorts, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2010, the terms of these ground leases (including renewal options) range from 47 to 92 years. Any pledge of our interest in a ground lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any resort subject to a ground lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

During the quarter ended December 31, 2010, we recorded $18,741 of impairment charges related to our Traverse City and Kansas City resorts. We determined the carrying values of these resorts were impaired in light of the reduced estimated hold periods for the resorts. Because of the reduced estimated hold periods, we performed recoverability tests of these resorts to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of these resorts were not recoverable. As a result, we recorded an $18,741 impairment charge to decrease the resorts’ carrying value to their estimated fair value (net of estimated disposal costs) as of December 31, 2010.

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

Under the Americans with Disabilities Act of 1990 and the regulations promulgated thereunder, or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our resorts are in compliance with the requirements currently in effect, we have not conducted an audit or investigation of all of our resorts to determine our compliance. A determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. We cannot predict the ultimate cost of compliance with the ADA.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our ongoing operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, and of paying penalties, fines, assessments and the like related to non-compliance, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations. Specifically, the wastewater treatment plant at our Pocono Mountains resort is subject to numerous state, federal and other regulations. The cost of compliance with such regulations for penalties, remediation and other costs arising out of non compliance, can be large, as occurred in 2006 when we agreed to pay an assessment of approximately $800 and incurred other costs in excess of $1,000 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. In 2010, 2009 and 2008 we incurred other costs of $458, $26 and $276, respectively, to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges.

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

Our resorts rely on a variety of direct marketing techniques, including email marketing, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal or state laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of email and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could adversely impact the amount and timing of our sales.

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

On December 20, 2004, we completed our IPO. Trading markets after an initial public offering have often been extremely volatile. Since our IPO through December 31, 2010, our common stock has traded at a high of

$25.88 and a low of $0.61. The following factors could cause the price of our common stock in the public market to continue to fluctuate significantly:

•	variations in our quarterly operating results;

•	changes in market valuations of companies in the hospitality or entertainment industries, generally, and the family entertainment resort segment, specifically;

•	fluctuations in stock market prices and volumes;

•	additions or dispositions to our portfolio of owned, managed and/or license properties;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of new properties, acquisitions or joint ventures, or our failure to announce new properties, acquisitions or joint ventures of a type or in a quantity deemed desirable by participants in the public market; and

•	expectations about macroeconomic condition.

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

We expect that we will require additional financing over time, the amount of which will depend on a number of factors, including the number of resorts we construct or improve, the maturity dates of our existing financings, the amounts of our investments in joint ventures, additions to our current resorts and the cash flow generated by our resorts and management and licensing agreements. The terms of any additional financing we may be able to procure are unknown at this time. Our access to third-party sources of capital depends, in part, on some or all of the following:

•	general capital market conditions;

•	capital providers’ perception of our growth potential and growth potential in the real estate sector in general;

•	our then-current debt levels;

•	our then-current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.

The owners and developers of our licensed and managed resorts face similar risks, since they will require financing to construct and improve those resorts and to refinance existing indebtedness. Failure to obtain sufficient financing could have a material adverse effect on our growth strategies and on our business, financial condition and results of operations.

Any future debt financing or issuances of preferred stock that we may make will be senior to the rights of holders of our common stock, and any future issuances of common stock will result in the dilution of the then-existing stockholders’ proportionate equity interest.

The covenants under the indenture governing our first mortgage notes and our mortgage loan agreements include restrictive covenants that may limit our operating and financial flexibility.

The indenture governing our first mortgage notes contains, and future financing agreements may contain, covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictions on our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	make any restricted payments, such as dividends or distributions on, or redeem or repurchase, capital stock;

•	prepay, redeem or repurchase specified indebtedness;

•	merge, consolidate or sell assets or enter into other business combination transactions;

•	make acquisitions, capital expenditure investments or other investments;

•	enter into transactions with affiliates;

•	incur certain liens;

•	use proceeds from sale of assets;

•	permit limitations on the ability of our subsidiaries to make payments to us and our restricted subsidiaries;

•	impair the collateral; and

•	change our business.

In addition, the terms of our mortgage loan agreements impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions could also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us and/or our subsidiaries from engaging in certain actions, including:

•	the distribution of cash or the payment of dividends by our subsidiaries to us;

•	incurring or guaranteeing additional indebtedness;

•	transferring or selling assets currently held by us;

•	transferring ownership interests in certain of our subsidiaries; and

•	reducing our tangible net worth below specified levels.

In addition, the agreements governing the mortgage loan secured by our Concord resort require Great Wolf Resorts to maintain a minimum consolidated tangible net worth.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements which may contain cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing such debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements and we cannot guarantee that we will be able to refinance our debt on terms acceptable to us or at all.

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

For the year ended December 31, 2010, the DSCR for this loan was 0.85. In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement currently constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now established the traditional lock-box arrangement currently permitted under the loan, we have classified the entire outstanding principal balance of the loan as a current liability at December 31, 2010, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.

At our request, in October 2010 the loan was transferred to its special servicer. The DSCR for this loan has been below 1.00 on a trailing twelve-month basis since second quarter 2007. We have informed the special servicer that, given the current and expected performance of the two properties securing this loan, we may elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that would likely result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. We are working with the loan’s special servicer to discuss a potential modification of this loan, but we cannot provide any assurance that we will achieve such a result. Absent a satisfactory modification of this loan, we expect to choose among several possible courses of action, including electing to continue the subsidization of debt service on this loan, attempting to refinance the existing loan (which we believe would result in materially lower proceeds than the current loan balance, thus requiring a significant paydown on the existing loan balance), or surrendering the two properties to the lender or a lender-appointed receiver. The properties had a combined net book value of $44,000 as of December 31, 2010, and the amount of debt outstanding under the mortgage was $67,236 as of that date.

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

Great Wolf Resorts, Inc. has provided a payment guarantee of the entire amount of the mortgage loan and related interest secured by our Concord resort property. The loan requires monthly amortization payments on a 25-year basis. The underlying cash flows from the Concord resort may not be able to satisfy the debt service obligations under the mortgage loan. In addition, the loan agreement contains various customary financial and operating debt compliance covenants, and the entity owning the Concord resort may not be able to comply with those covenants. Furthermore, we may be unable to refinance the mortgage loan, which matures in April 2012, on terms acceptable to us or at all. If the borrowers default under the loan agreement or if we are unable to refinance the loan prior to its maturity, Great Wolf Resorts, Inc. would be required to assume the obligations under the loan, including the payment of any outstanding debt amounts. While the property itself is subject to a mortgage to secure the mortgage loan, even in the event the property could be sold in a foreclosure to satisfy all or a portion of the outstanding debt, to the extent the proceeds of such sale are insufficient to satisfy the outstanding debt, we would be liable for the remaining outstanding amount.

Any default or failure to refinance as described above could therefore have a material, adverse effect on our financial condition and could materially reduce the amount of cash we have available to fund capital expenditures and growth initiatives, which could have a material, adverse effect on our business and results of operations.

We may be unable to generate sufficient cash, and may not have access to the cash flow and other assets of our subsidiaries to service all of our indebtedness, including our first mortgage notes, and we may be forced to take other actions to satisfy its obligations under such indebtedness, which actions may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on the financial condition and operating performance of us and our subsidiaries, which are subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We and our subsidiaries may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including our first mortgage notes and our indebtedness under mortgage loan agreements. If the cash flows and capital resources of us and our subsidiaries are insufficient to fund our debt service obligations, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures or growth strategies, sell assets, seek additional capital or restructure or refinance our indebtedness, including our first mortgage notes and our mortgage debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We are a holding company, and its operations are conducted through its subsidiaries, but none of the subsidiaries is obligated to make funds available to us for payment of our first mortgage notes. Accordingly, our ability to make payments on our first notes is dependent on the earnings and distributions of funds from its subsidiaries. Furthermore, the agreements governing our mortgage debt that is outstanding contain restrictions on the applicable borrower subsidiary to pay dividends or otherwise transfer assets to us unless certain financial tests are met. In particular:

•	the mortgage loans secured by our Kansas City, Traverse City and Poconos resorts require us to meet certain debt service covenants in order to make distributions, which in the case of the Kansas City/Traverse City loan we do not currently meet.

•	because of that non-compliance, on September 13, 2010 the lenders of our Kansas City/Traverse City loan have elected to exercise their right to implement a lock-box cash management arrangement, which requires substantially all cash receipts for the two resorts to be moved each day to a reserve bank account and all excess cash to be deposited in a lender-controlled account. As a result our ability to distribute cash from the resorts to us will be significantly limited for the period during which the lock-box arrangement is in effect.

•	the Concord loan documents require a partial payment of that loan in certain instances, all of which may reduce the amount of funds available to pay the notes.

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

The guaranteed minimum payments are calculated annually on a fiscal year basis throughout the 14-year and 25 1/2-year periods described above. For the year ended December 31, 2010, the resort did not generate the required minimum room tax amounts. As a result, we remitted an additional $370 to satisfy the minimum payments for that fiscal year. If we are required to fund similar shortfalls in either minimum room tax payments or real and personal property tax payments in the future, it may have an adverse effect on our business, financial condition and results of operations.

Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K, and other information we file with the Securities and Exchange Commission, or the SEC, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected performance and financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Great Wolf Resorts, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “might,” “will,” “could,” “plan,” “objective,” “predict,” “project,” “potential,” “continue,” “ongoing,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, competition in our markets, changes in family vacation patterns and consumer spending habits, regional or national economic downturns, our ability to attract a significant number of guests from our target markets, economic conditions in our target markets, the impact of fuel costs and other operating costs, our ability to develop new resorts in desirable markets or further develop and improve existing resorts on a timely and cost efficient basis, our ability to manage growth, including the expansion of our infrastructure and systems necessary to support growth, our ability to manage cash and obtain additional cash required for growth, the general tightening in the U.S. lending markets, potential accidents or injuries at our resorts, decreases in travel due to pandemic or other widespread illness, our ability to achieve or sustain profitability, downturns in our industry segment and extreme weather conditions, reductions in the availability of credit to indoor waterpark resorts generally or to us or our subsidiaries, increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage, our ability to protect our intellectual property, trade secrets and the value of our brands, and current and possible future legal restrictions and requirements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth above under the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and results of Operations.”

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

We have nine family entertainment resorts in which we own an equity interest that are currently operating. Unless otherwise indicated, we own a 100% fee interest in these properties. We are organized into a single operating division. Within that operating division, we have two reportable segments in 2010:

•	resort ownership/operation, and

•	resort third-party management/licensing.

Information on our properties in which we own an equity interest included in our Resort Ownership/Operation segment is as follows:

•	Great Wolf Lodge of Traverse City is located on 48 acres in Traverse City, Michigan, of which 27 acres have been developed and 21 acres remain undeveloped.

•	Great Wolf Lodge of Kansas City is located on 17 acres in Kansas City, Kansas, all of which have been developed.

•	Blue Harbor Resort of Sheboygan is located on 12 leased acres in Sheboygan, Wisconsin, all of which have been developed.

•	Great Wolf Lodge of Williamsburg is located on 84 acres in Williamsburg, Virginia, of which 48 acres have been developed (2 of which are leased to another entity) and 36 acres remain undeveloped.

•	Great Wolf Lodge of the Pocono Mountains is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are developed and 50 acres remain undeveloped.

•	Great Wolf Lodge of Mason is located on 39 acres in Mason, Ohio. All 39 acres of this property are developed.

•	Great Wolf Lodge of Grapevine is located on 51 acres in Grapevine, Texas, of which 30 acres are developed and 21 acres remain undeveloped.

•	Great Wolf Lodge of Concord is located on 37 acres in Concord, North Carolina, of which 34 acres are developed and 3 acres may be subdivided and developed separately.

Information on our property included in our Resort Third-Party Management/Licensing segment in which we own an equity interest is as follows:

•	Great Wolf Lodge of Grand Mound is located on 39 leased acres in Grand Mound, Washington, of which 22 acres are developed and 17 acres remain undeveloped. This property is owned by a joint venture of which we have a 49% minority interest and The Confederated Tribes of the Chehalis Reservation has a 51% majority interest.

For additional information regarding our resort properties see “Item 1. Business — Property Descriptions” above.

We lease the following space:

•	Approximately 18,000 square feet of office space for our corporate headquarters office in Madison, Wisconsin;

•	Approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin;

•	Approximately 1,400 square feet of office space in Woodbridge, Virginia;

•	Approximately 2,700 square feet of office space in Lorain, Ohio;

•	Approximately 2,700 square feet of retail space in Bloomington, Minnesota;

•	Approximately 20,000 square feet of office and warehouse space in Tillamook, Oregon; and

•	Approximately 19,000 square feet of retail space in Myrtle Beach, South Carolina.

We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on The NASDAQ Global Market under the symbol “WOLF.” The following table sets forth for the quarters indicated the high and low per share closing sales prices as reported by The NASDAQ Global Market. As of February 18, 2011, we had approximately 200 shareholders of record.

	Stock Price
	High	Low

Fiscal 2009:
First Quarter	$3.05	$1.26
Second Quarter	$3.80	$1.93
Third Quarter	$3.95	$2.04
Fourth Quarter	$3.88	$2.27
Fiscal 2010:
First Quarter	$3.75	$2.09
Second Quarter	$3.37	$2.01
Third Quarter	$2.34	$1.78
Fourth Quarter	$2.79	$1.90
Fiscal 2011:
First Quarter through February 24, 2011	$3.35	$2.51

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

The following graph depicts a comparison of our total return to shareholders from January 1, 2006 through December 31, 2010, relative to the performance of (i) the NASDAQ 100 Index, (ii) the Russell 2000 Index and (iii) the Dow Jones U.S. Hotel Index. All indices shown in the graph assume an investment of $100 on December 20, 2004 and the reinvestment of dividends paid since that date. We have never paid cash dividends on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K. The condensed consolidated statements of operations data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, are derived from our audited condensed consolidated financial statements.

Our consolidated financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary which is a developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interests in the Wisconsin Dells and Sandusky resorts through August 2009, when we sold our minority ownership interests in those resorts, and our equity interest in the Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Statement of Operations and Comprehensive Loss:
Revenues:
Rooms	$163,708	$154,751	$143,395	$112,261	$87,775
Food, beverage and other	91,186	81,020	74,173	56,673	43,137
Management and other fees	2,646	1,990	2,798	2,855	2,087
Management and other fees-affiliates	4,594	4,973	5,346	4,314	3,729
Other revenue from managed properties — affiliates(1)	10,989	17,132	19,826	11,477	11,920
Other revenue from managed properties(1)	11,083	4,166	—	—	—

Total revenues	284,206	264,032	245,538	187,580	148,648

Operating expenses by department:
Rooms	24,218	22,449	20,134	15,716	11,914
Food, beverage and other	69,817	65,341	59,949	48,300	35,923
Other operating expenses:
Selling, general and administrative	67,471	60,986	51,902	47,915	41,421
Property operating costs	34,663	37,788	37,086	30,555	23,217
Depreciation and amortization	58,467	56,378	46,081	36,372	25,903
Impairment loss on investment in affiliates	—	—	18,777	—	—
Goodwill impairment	—	—	17,430	—	50,975
Asset impairment loss	18,741	24,000	—	—	—
Loss on disposition of property	18	255	19	128	1,066
Other expenses from managed properties — affiliates(1)	10,989	17,132	19,826	11,477	11,920
Other expenses from managed properties(1)	11,083	4,166	—	—	—

Total operating expenses	295,467	288,495	271,204	190,463	202,339

Net operating loss	(11,261)	(24,463)	(25,666)	(2,883)	(53,691)
Gain on sales of unconsolidated affiliate	—	(962)	—	—	—
Investment income — affiliates	(1,088)	(1,330)	(2,187)	(667)	—
Interest income	(549)	(642)	(1,424)	(2,758)	(3,105)
Interest expense	46,270	34,072	27,277	14,887	7,169

Loss before income taxes and equity in unconsolidated affiliates	(55,894)	(55,601)	(49,332)	(14,345)	(57,755)
Income tax expense (benefit)	(5,452)	440	(11,956)	(5,859)	(8,764)
Equity in unconsolidated affiliates, net of tax	576	2,435	3,349	1,547	761

Net loss	(51,018)	(58,476)	(40,725)	(10,033)	(49,752)
Net loss attributable to non controlling interest	(9)	—	—	(452)	(502)

Net loss attributable to Great Wolf Resorts, Inc.	$(51,009)	$(58,476)	$(40,725)	$(9,581)	$(49,250)

Basic loss per common share	$(1.65)	$(1.90)	$(1.32)	$(0.31)	$(1.63)
Diluted loss per common share	$(1.65)	$(1.90)	$(1.32)	$(0.31)	$(1.63)
Weighted average common shares outstanding — Basic(2)	30,987,818	30,749,318	30,827,860	30,533,249	30,299,647

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Diluted(2)	30,987,818	30,749,318	30,827,860	30,533,249	30,299,647
Other comprehensive loss, net of tax:
Net loss	$(51,018)	$(58,476)	$(40,725)	$(10,033)	$(49,752)
Unrealized (gain) loss on interest rate swaps	—	—	(387)	387	—

Comprehensive loss	$(51,018)	$(58,476)	$(40,338)	$(10,420)	$(49,752)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(452)	(502)

Comprehensive loss attributable to Great Wolf Resorts, Inc.	$(51,018)	$(58,476)	$(40,338)	$(9,968)	$(49,250)

Cash Flows:
Cash flows from:
Operating activities	$29,112	$12,215	$33,534	$29,751	$29,723
Investing activities	(4,478)	(36,659)	(144,612)	(206,967)	(107,123)
Financing activities	(8,559)	31,126	106,712	99,035	119,396
Balance Sheet Data (end of period):
Total assets	$771,238	$805,744	$840,061	$770,805	$683,439
Total debt	552,298	550,071	507,051	396,302	289,389
Non-GAAP financial Measures:
EBITDA(3)	$47,666	$31,791	$18,181	$32,305	$(28,221)

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us.

(2)	Included in the total shares outstanding of our common stock are 11,765 shares (in 2008-2010) and 129,412 shares (in 2006-2007) held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.

(3)	EBITDA is a non-GAAP performance measure. We define EBITDA as net income (loss) attributable to Great Wolf Resorts, Inc. on a consolidated basis, adjusted to exclude the following items:

•	interest expense, net of interest income,

•	income tax expense or benefit, and

•	depreciation and amortization.

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

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Net loss attributable to Great Wolf Resorts, Inc.	$(51,009)	$(58,476)	$(40,725)	$(9,581)	$(49,250)
Interest expense, net of interest income	45,721	33,430	25,853	12,129	4,064
Income tax (benefit) expense	(5,513)	459	(13,028)	(6,615)	(8,938)
Depreciation and amortization	58,467	56,378	46,081	36,372	25,903

EBITDA	$47,666	$31,791	$18,181	$32,305	$(28,221)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Great Wolf Resorts Inc. is a discussion of our financial condition, results of operations and liquidity and capital resources for the fiscal years ended December 31, 2010, 2009 and 2008 and should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere herein. Certain statements we make under this section constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” included elsewhere in this report. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” above as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report.

All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.

Overview

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

Business.  We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We own and operate resorts under our Great Wolf Lodge® and Blue Harbor Resorttm brand names. Our Great Wolf Lodge brand name is our primary resort brand and we have entered into licensing and licensing-and-management arrangements with third-parties relating to the operation of resorts under that brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of some or all of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing fees, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

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

The indoor waterparks in our Great Wolf Lodge resorts range in size from approximately 34,000 to 84,000 square feet and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse water fort, an interactive water experience for the entire family that features over 60 water effects and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water every five minutes. Our waterparks also feature a combination of high-speed body slides and inner tube waterslides, smaller and lower speed slides for younger children, zero-depth water activity pools with geysers, a water curtain, fountains and tumble buckets, a lazy river, additional activity pools for basketball, open swimming and other water activities and large free-form hot tubs, including hot tubs for adults only.

In January 2010 we announced that we had signed a non-binding letter of intent related to the proposed development of a Great Wolf Lodge resort adjacent to The Galleria at Pittsburgh Mills in Tarentum, Pennsylvania, outside of Pittsburgh. The resort will be developed by Zamias Services, Inc., a real estate developer and services provider. The proposed development is subject to the execution of definitive documentation. If we enter into definitive agreements with regard to this proposed development, it is expected that we will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the proposed resort, and will receive management fees to operate the resort on behalf of Zamias as the owner. We will also advise on certain development-related matters. The proposed resort will be owned by a joint venture and we expect to own a small ownership percentage in this joint venture. The Pittsburgh resort will be our fourth licensed and managed resort under our licensing-based business model.

In June 2010 we acquired a 62.4% equity interest in Creative Kingdoms, LLC (CK) in exchange for all of the $8,700 principal balance, plus accrued interest of approximately $1,300, of convertible indebtedness owed to us by Creative Kingdoms. Creative Kingdoms is a developer of experiential gaming products including MagiQuest, an interactive game attraction available at nine of our resorts. Creative Kingdoms also licenses or has sold to other parties several stand-along MagiQuest facilities or similar attractions.

In June 2010 we announced that we have executed license and management agreements related to the development of a new 600-suite Great Wolf Lodge resort in Garden Grove, California’s world famous International West Resort. When and if completed, the new resort will be located less than two miles from Disneyland, near Anaheim and Los Angeles. It is proposed to be developed by McWhinney, a diversified real estate company. When and if completed, we will receive license fees for use of the Great Wolf Lodge brand name and other intellectual property at the resort, and will receive management fees to operate the resort on behalf of the owner. We expect that the resort will be owned by a joint venture, with Great Wolf Resorts receiving a minority equity interest for its development-related services. Additionally, the City of Garden Grove will contribute cash and bond proceeds to the resort, as well as establish a financing district to develop an adjacent parking structure.

In August 2010 we opened the first Scooops Kid Spa outside of a Great Wolf Resorts property in the Mall of America, a popular retail destination and entertainment complex in Bloomington, Minnesota. As the nation’s largest retail and entertainment complex, Mall of America welcomes more than 40 million visitors each year.

The following table presents an overview of our portfolio of resorts. As of December 31, 2010, we operate, manage and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf

Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other brands in appropriate markets.

					Indoor
			Number of	Number of	Entertainment
	Ownership Percentage	Opened	Guest Suites	Condominium Units(1)	Area(2)
					(Approx. sq. ft.)

Wisconsin Dells, WI(3)	—	1997	308	77	102,000
Sandusky, OH(3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA(4)	100%	2005	405	—	87,000
Pocono Mountains, PA(4)	100%	2005	401	—	101,000
Niagara Falls, ONT(5)	—	2006	406	—	104,000
Mason, OH(4)	100%	2006	401	—	105,000
Grapevine, TX(4)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Concord, NC(4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2010 and each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary growth strategies are:

•	Leveraging our competitive advantages and increasing domestic geographic diversification through a license-based business model and joint venture investments in target markets,

•	Expanding our brand footprint internationally,

•	Selective sales/dispositions of ownership interests/recycling of capital,

•	Expanding and enhancing existing resorts,

•	Continuing to innovate,

•	Maximizing total resort revenues,

•	Minimizing total resort costs,

•	Building upon our existing brand awareness and loyalty, and

•	Expanding operations of our majority-owned subsidiary, Creative Kingdoms.

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

Our business model is highly dependent on consumer spending, because the majority of our revenues are earned from leisure guests and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past several years, the slowdown in the U.S. economy and accompanying economic recession has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through 2010 as consumers experienced several negative economic impacts, including:

•	continued turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	a high national unemployment rate;

•	a continuing decline in the national average of home prices and an increase in the national home foreclosure rate; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2010.

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

We develop resorts with expectations of achieving certain financial returns on a resort’s operation. The economic slowdown of the past several years has materially and adversely affected our ability to achieve the operating results for our resorts that we had expected to achieve when those resorts were first planned and developed. Also:

•	We believe that our Traverse City and Sandusky resorts have been and will continue to be affected by especially adverse general economic circumstances in the Michigan/Northern Ohio region (such as bankruptcies of several major companies and/or large announced layoffs by major employers) and increased competition that has occurred in these markets over the past few years. The Michigan/Northern Ohio region includes cities that have historically been the Traverse City and Sandusky resorts’ largest source of customers. We believe the adverse general economic circumstances in the region have negatively impacted overall discretionary consumer spending in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	In September 2010, the loan servicer for our loan that is secured by our Traverse City and Kansas City resorts implemented a lock-box cash management arrangement. At our request, in October 2010 the loan was transferred to its special servicer. As described under “Critical Accounting Policies and Estimates — Investments in Property and Equipment,” we recorded a $18,741 impairment charge in 2010 relating to our Traverse City and Kansas City resorts.

•	Our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an adverse impact on the operating performance of our Wisconsin Dells resort.

•	We have experienced much lower than expected occupancy and lower than expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness has been primarily attributable to the fact that the overall development of Sheboygan as a tourist destination continues to lag materially behind our initial expectations. We believe this has materially impacted and will likely continue to impact the consumer demand for our indoor waterpark resort in that market and the operations of the resort. As described under “Critical Accounting Policies and Estimates — Investments in Property and Equipment,” we recorded a $24,000 impairment charge in 2009 relating to our Sheboygan resort. In May 2010, we listed the resort for sale.

Our external growth strategies are based primarily on

•	developing additional indoor waterpark resorts,

•	converting existing indoor waterpark resorts to our brands (in conjunction with joint venture partners), or by

•	licensing our intellectual property and proprietary management systems to others.

Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of construction financing. Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors and/or developers may be more restrictive in the future and that terms of construction financing may be less favorable than was the case through 2008. Although we believe that we and other investors and/or developers may be able to obtain construction financing sufficient to execute development strategies, we expect that the more difficult credit market environment is likely to continue at least through 2011.

Revenue and Key Performance Indicators.  We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, depreciation and amortization, (EBITDA). Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the year ended December 31, 2010. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

•	Monitoring our historical trends for occupancy and estimating our high occupancy nights,

•	Offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods,

•	Structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials,

•	Monitoring sales of room types daily to evaluate the effectiveness of offered discounts, and

•	Offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.

In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.

We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•	Occupancy;

•	Average daily room rate, or ADR;

•	Revenue per available room, or RevPAR;

•	Total revenue per occupied room, or Total RevPOR;

•	Total revenue per available room, or Total RevPAR;

•	Non-rooms revenue per occupied room; and

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA.

Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:

•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.

Total RevPOR, Total RevPAR and non-rooms revenue per occupied room are defined as follows:

•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.

•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Non-rooms revenue per occupied room is calculated by taking the difference between Total RevPOR and ADR.

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the year ended December 31, 2010, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operating is based on our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unconsolidated financial statements, as well as revenue and expenses during reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Acquisition Accounting — We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as part of the purchase price allocation process ot accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.

As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Investments in Property and Equipment.  We record investments in property and equipment at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	20-40 years
Fixtures and equipment, including waterpark equipment	3-15 years

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

During the quarter ended December 31, 2010, we recorded $18,741 of impairment charges related to our Traverse City and Kansas City resorts. We determined the carrying values of these resorts were impaired in light of the reduced estimated hold periods for the resorts. Because of the reduced estimated hold periods, we performed recoverability tests of these resorts to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of these resorts were not recoverable. As a result, we recorded an $18,741 impairment charge to decrease the resorts’ carrying value to their estimated fair value (net of estimated disposal costs) as of December 31, 2010. We estimated the properties’ fair values by using available market information for similar assets, as well as considering estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. The cash flows considered in estimating the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets. Although we believe our estimated fair value for the resorts are reasonable, the actual fair value we ultimately realize from these resorts could differ materially from these estimates.

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

Intangible Assets — Our consolidated balance sheet as of December 31, 2010 reflects $26,697 of intangible assets mainly related to our Great Wolf Lodge brand name. This brand name intangible asset has an indefinite life. We are required to assess indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. To test indefinite-lived intangible assets for impairment, we compare the fair value of the intangible asset with its carrying amount. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles. We had no impairment losses related to intangible assets in any of the periods presented.

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

In the fourth quarter of 2008, we concluded that continued adverse current and expected market conditions for our Wisconsin Dells and Sandusky resorts indicated that our minority investment in the joint venture that owned these resorts may be impaired. In early 2009, we concluded that the fair value of our investment in this joint venture, was less than its carrying value. As a result, in 2008 we recorded an $18,777 impairment loss related to our 30.26% interest in the joint venture that owned the Wisconsin Dells and Sandusky resorts, as the implied fair value of the investment, was less than its carrying value. In August 2009, we sold our 30.26% joint venture interest to CNL for $6,000.

We do not believe current circumstances indicate that the carrying value of our minority investment in the joint venture that owns our Grand Mound resort may be impaired. The carrying value of our 49% interest in our joint venture that owns the Great Wolf Lodge in Grand Mound was $25,131 as of December 31, 2010.

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

As of December 31, 2010 and 2009, we recorded valuation allowances of $35,564 and $23,008, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

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

In October 2009, the FASB issued guidance for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In July 2010, the FASB issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires new disclosures that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. This guidance will be effective for interim or annual financial reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued guidance which (1) does not prescribe a specific method of calculating the carrying calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering certain qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This guidance will be effective for impairment tests performed during fiscal years (and interim periods within those years) that begin after December 15, 2010. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2010, the FASB issued guidance to address difference in the ways entities have interpreted disclosures about pro forma revenue and earnings in a business combination. This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance will be effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period on or after December 15, 2010. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Non-GAAP Financial Measures

We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income (loss) attributable to Great Wolf Resorts, Inc., plus (a) interest expense, net of interest income, (b) income tax expense or benefit and (c) depreciation and amortization.

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

Some of EBITDA’s limitations are:

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

EBITDA is not intended as an alternative to net income (loss) as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with GAAP or as an alternative to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using these measures. Our GAAP-based measures can be found in our consolidated financial statements and related notes, included elsewhere in this report.

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented.

	Year Ended December 31,
	2010	2009	2008

Net loss attributable to Great Wolf Resorts, Inc.	$(51,009)	$(58,476)	$(40,725)
Interest expense, net of interest income	45,721	33,430	25,853
Income tax (benefit) expense	(5,513)	459	(13,028)
Depreciation and amortization	58,467	56,378	46,081

EBITDA	$47,666	$31,791	$18,181

Results of Operations

General

Our financial information includes:

•	our subsidiary entity that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary which is a developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interests in the Wisconsin Dells and Sandusky resorts through August 2009, when we sold our minority ownership interests in those resorts, and our equity interest in Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.

Revenues.  Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs is recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Operating Expenses.  Our departmental operating expenses consist of rooms, food and beverage and other department expenses.

Our other operating expenses include the following items:

•	selling, general and administrative expenses, which are associated with the operations and management of resorts and our CK subsidiary (beginning in June 2010) and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.

Year Ended December 31, 2010 compared with Year Ended December 31, 2009

The following table shows key operating statistics for our resorts for the years ended December 31, 2010 and 2009:

	All Properties(a)	Same Store Comparison(b)
				Increase
	2010	2010	2009	$	%

Occupancy	59.1%	59.8%	59.5%	N/A	0.5%
ADR	$249.32	$249.22	$241.75	$7.47	3.1%
RevPAR	$147.27	$149.02	$143.74	$5.28	3.7%
Total RevPOR	$384.30	$384.46	$373.68	$10.78	2.9%
Total RevPAR	$227.00	$229.89	$222.18	$7.71	3.5%
Non-rooms revenue per occupied room	$134.98	$135.24	$131.93	$3.31	2.5%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2010 and 2009.

The changes in key operating statistics for the year ended December 31, 2010, compared to the year ended December 31, 2009, appear to be the result of some stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2010 and 2009:

			Increase
	2010	2009	(Decrease)

Revenues	$284,206	$264,032	$20,174
Operating expenses:
Departmental operating expenses	94,035	87,790	6,245
Selling, general and administrative	67,471	60,986	6,485
Property operating costs	34,663	37,788	(3,125)
Depreciation and amortization	58,467	56,378	2,089
Asset impairment loss	18,741	24,000	(5,259)
Net operating loss	(11,261)	(24,463)	13,202
Gain on sale of unconsolidated affiliate	—	(962)	962
Interest expense, net of interest income	45,721	33,430	12,291
Income tax (benefit) expense	(5,452)	440	(5,892)
Net loss attributable to Great Wolf Resorts, Inc.	(51,009)	(58,476)	7,467

Revenues.  Total revenues increased primarily due to the following:

•	An increase in revenue from our Concord resort, which opened in March 2009.

•	More stable national economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business.

•	The inclusion of CK as a consolidated subsidiary following our acquisition of a 62.4% equity interest in June 2010. We had no similar revenues from CK for the year ended December 31, 2009.

Operating expenses.

•	Departmental expenses increased by $6,245 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to the opening of our Concord resort in March 2009 as well as the acquisition of CK, which we completed in June 2010. There were no similar CK expenses for the year ended December 31, 2009.

•	Total selling, general and administrative expenses increased by $6,485 in the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to the opening of our Concord and the acquisition of CK. These increases are partially offset by a settlement received at our Poconos resort related to wastewater treatment litigation during the year ended December 31, 2010.

•	Opening-related costs (included in total property operating costs) related to our resort were $5,599 for the year ended December 31, 2009, due primarily to the opening of an expansion to our Grapevine resort in January 2009 and the opening of our Concord resort in March 2009. We had $156 of opening-related costs related to the opening of our stand-alone Scooops kid spa during the year ended December 31, 2010.

•	Total depreciation and amortization increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to the expansion of our Grapevine property in January 2009, the opening of our Concord resort in March 2009, the acquisition of CK in June 2010, and the expensing of $3,500 of unamortized loan fees related to our Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes issued in April 2010. This increase was partially offset by a decrease in depreciation on our Sheboygan resort due to the asset impairment loss recorded in 2009.

•	For the year ended December 31, 2010 we recorded a $18,741 impairment loss related to our Traverse City and Kansas City resorts. We recorded an impairment on our resort in Sheboygan for the year ended December 31, 2009 in the amount of $24,000.

Net operating loss.  During the year ended December 31, 2010, we had net operating loss of $11,261 as compared to a net operating loss of $24,463 for the year ended December 31, 2009.

Net loss attributable to Great Wolf Resorts, Inc.  Net loss attributable to Great Wolf Resorts Inc. decreased in 2010 by $7,467 over 2009 due to:

•	An increase in net interest expense of $12,291, mainly due to interest expense on first mortgage notes issued in April 2010; and

•	The gain on sale of unconsolidated affiliates in the amount of $962 recorded in the year ended December 31, 2009. We had no similar gain in the year ended December 31, 2010.

These increases were partially offset by:

•	A decrease in net operating loss of $13,202; and

•	A decrease in income taxes expense of $5,892 recorded in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Year Ended December 31, 2009 compared with Year Ended December 31, 2008

The following table shows key operating statistics for our resorts for the years ended December 31, 2009 and 2008:

	All Properties(a)	Same Store Comparison(b)
				Increase
				(Decrease)
	2009	2009	2008	$	%

Occupancy	59.0%	58.9%	61.9%	N/A	(4.8)%
ADR	$242.07	$235.14	$243.81	$(8.67)	(3.6)%
RevPAR	$142.79	$138.59	$151.02	$(12.43)	(8.2)%
Total RevPOR	$374.21	$359.79	$369.61	$(9.82)	(2.7)%
Total RevPAR	$220.74	$212.07	$228.95	$(16.88)	(7.4)%
Non-rooms revenue per occupied room	$132.14	$124.65	$125.80	$(1.15)	(0.9)%

(a)	Includes results for properties that were open for any portion of the period, for all owned, managed and/or licensed resorts.

(b)	Same store comparison includes properties (other than properties that had significant expansions) that were open for the full periods in 2009 and 2008 (that is, our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Sheboygan, Williamsburg, Pocono Mountains, Niagara Falls, and Mason resorts).

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

•	Departmental expenses increased by $7,707 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due primarily to the opening of our Concord resort.

•	Total selling, general and administrative expenses increased by $9,084 in the year ended December 31, 2009, as compared to the year ended December 31, 2008, due primarily to the opening of our Concord resort in March 2009, the expansion at our Grapevine resort, which was completed in January 2009, and lower labor and overhead expenses allocated to properties under development during the year ended December 31, 2009 than in the year ended December 31, 2008 due to fewer properties under development.

•	Total depreciation and amortization increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to the expansion of our Grapevine resort as well as the opening of our Concord resort. Also, loan fees incurred during the year ended December 31, 2009 were higher than in the year ended December 31, 2008 due to fees incurred in connection with the extensions of our Mason and Grapevine mortgage loans.

•	For the year ended December 31, 2008, we recorded an aggregate $18,777 impairment loss related to our 30.26% interest in the joint venture that owned Wisconsin Dells and Sandusky resorts. There was no similar charge recorded in the year ended December 31, 2009.

•	For the year ended December 31, 2008, we recorded a goodwill impairment charge of $17,430 related to our Kansas City and Mason resorts. We had no similar charge in the year ended December 31, 2009.

•	We recorded a $24,000 asset impairment loss related to our resort in Sheboygan during the year ended December 31, 2009. We had no similar loss in the year ended December 31, 2008.

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

Segments

We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	Resort ownership/operation — revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing — revenues derived from management, license and other related fees from unconsolidated managed resorts;

See our Segments section in our Summary of Significant Accounting Policies, in Note 2 to our consolidated financial statements.

	Year Ended December 31,			Increase (Decrease)
	2010	2009	2008	2010 - 2009	2009 - 2008

Resort Ownership/Operation
Revenues	$248,592	$235,771	$217,568	$12,821	$18,203
EBITDA	40,561	3,350	33,756	37,211	(30,406)
Resort Third-Party Management/Licensing
Revenues	29,312	28,261	27,970	1,051	291
EBITDA	7,241	6,963	8,144	278	(1,181)
Other
Revenues	6,302	—	—	6,302	—
EBITDA	(135)	21,478	(23,719)	(21,613)	45,197

The Other items in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in Resort Ownership/Operation or Resort Third-Party Management/License segments. In 2008 Resort Ownership/Operation EBITDA includes $16,021 for a goodwill impairment charge and Other EBITDA includes $1,409 for a goodwill impairment charge and $18,777 for the write-down of investment in affiliates. In 2009 Resort Ownership/Operation EBITDA includes $24,000 for an asset impairment loss. In 2010 Resort Ownership/Operation EBITDA includes $18,741 for an asset impairment loss.

For a reconciliation of consolidated EBITDA for each of the periods presented, see the table included in the “Non-GAAP Financial Measures” section.

Liquidity and Capital Resources

As of December 31, 2010, we had total indebtedness of $552,298, summarized as follows:

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$67,236
Pocono Mountains mortgage loan	94,274
Concord mortgage loan	78,147
First mortgage notes (net of discount of $9,578)	220,422
Junior subordinated debentures	80,545
Other Debt:
City of Sheboygan bonds	8,573
City of Sheboygan loan	3,054
Other	47

$552,298

Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2010.

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

For the year ended December 31, 2010, the DSCR for this loan was 0.85. In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement currently constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now established the traditional lock-box arrangement currently permitted under the loan, we have classified the entire outstanding principal balance of the loan as a current liability at December 31, 2010, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.

At our request, in October 2010 the loan was transferred to its special servicer. The DSCR for this loan has been below 1.00 on a trailing twelve-month basis since the second quarter of 2007. We have informed the special servicer that, given the current and expected performance of the two properties securing this loan, we may elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that would likely result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. We are working with the loan’s special servicer to discuss a potential modification of this loan, but we cannot provide any assurance that we will achieve such a result. Absent a satisfactory modification of this loan, we expect to choose among several possible courses of action, including electing to continue the subsidization of debt service on this loan, attempting to refinance the existing loan (which we believe would result in materially lower proceeds than the current loan balance, thus requiring a significant paydown on the existing loan balance), or surrendering the two properties to the lender or a lender-appointed receiver. The properties had a combined net book value of $44,000 as of December 31, 2010, and the amount of debt outstanding under the mortgage was $67,236 as of that date.

Mason Mortgage Loan — This loan was secured by our Mason resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2010.

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

Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2010). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at December 31, 2010.

Great Wolf Resorts has provided a payment guarantee of the entire amount of the Concord mortgage loan and related interest and a customary environmental indemnity. The loan also contains restrictions on our ability to make loans or capital contributions or any other investments in affiliates.

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

The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (“Issuers”). The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own our Williamsburg, Mason and Grapevine resorts, and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.

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

Future Maturities — Future principal requirements on long-term debt as of December 31, 2010 are as follows:

2011	$4,492
2012	80,244
2013	3,675
2014	3,966
2015	62,072
Thereafter	407,427

Total	$561,876

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of December 31, 2010, due to the implementation of a traditional lock-box arrangement. The future maturities table above, however, reflects future cash principal repayments currently required under the provisions of that loan in the amounts of $1,645 in 2011, $1,746 in 2012, $1,882 in 2013, $2,015 in 2014 and $59,948 in 2015.

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

Our largest long-term expenditures (other than debt maturities) are expected to be for capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $8,682 for the year ended December 31, 2010. We expect to have approximately $9,000 of such expenditures for 2011. As discussed above, we expect to meet these requirements through a combination of cash provided by operations and cash on hand.

We currently project that the combination of our cash on hand plus cash provided by operations in 2011 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2011 either to begin development of any new resorts or to make material cash capital contributions to new joint ventures that would develop or acquire resorts that we would license and/or manage. Also, due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund our required equity contribution to a project. Furthermore, the indenture which governs our first mortgage notes imposes significant restrictions on our ability to invest in the development of new resorts or joint venture that may acquire or develop resorts. We believe these factors will result in our not making any significant cash outlays in 2011 for development of new resorts or capital contributions to new joint ventures that develop or acquire resorts.

Off Balance Sheet Arrangements

In August 2009 we sold our 30.26% joint venture interest in the joint venture that owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio to CNL Income Properties, Inc. We currently manage both properties and license the Great Wolf Lodge brand to the joint venture.

We have one unconsolidated joint venture arrangement at December 31, 2010. We account for our unconsolidated joint venture using the equity method of accounting.

Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At December 31, 2010, the joint venture had aggregate outstanding indebtedness to third parties of $98,212. As of December 31, 2010, we have made combined loan and equity contributions, net of loan repayments, of $27,985 to the joint venture to fund a portion of construction costs of the resort.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations(1)	$770,683	$40,021	$154,407	$131,759	$444,496
Operating lease obligations	4,248	969	1,693	1,056	530
Reserve on unrecognized tax benefits	1,298	—	—	—	1,298

Total	$776,229	$40,990	$156,100	$132,815	$446,324

(1)	Amounts include interest (for fixed rate debt) and principal. They also include $8,573 of fixed rate debt recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,054 of fixed rate debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by our Sheboygan resort.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $36,988 of available cash and cash equivalents and a working capital deficit of $65,190 (current assets less current liabilities) at December 31, 2010, compared to the $20,913 of available cash and cash equivalents and a working capital deficit of $15,534 at December 31, 2009. The primary reasons for the working capital deficit as of December 31, 2010 are:

•	An increase in accruals related to the issuance of our first mortgage notes that closed in April 2010, and

•	The classification of our Traverse City/Kansas City mortgage loan (principal balance of $67,236) as a currently liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties, as discussed above.

The primary reason for the working capital deficit as of December 31, 2009 was the use of cash for capital expenditures for our properties that were under development.

Cash Flows

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

	Year Ended December 31,		Increase
	2010	2009	(Decrease)

Net cash provided by operating activities	$29,112	$12,215	$16,897
Net cash used in investing activities	(4,478)	(36,659)	32,181
Net cash provided by (used in) financing activities	(8,559)	31,126	(39,685)

Operating Activities.  The increase in net cash provided by operating activities resulted primarily from a decrease in accounts receivable and other assets and an increase in accounts payable, accrued expenses and other liabilities during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Investing Activities.  The increase in net cash used in investing activities for the year ended December 31, 2010, as compared to the year ended December 31, 2009, resulted primarily from a decrease in capital expenditures related to our properties that are in service.

Financing Activities.  The decrease in net cash provided by financing activities resulted primarily from receiving fewer loan proceeds, net of principal payments, during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

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

Our future income, cash flows and fair values relevant to financial instruments are dependent, in part, upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our earnings are also affected by the changes in interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. We may use derivative financial instruments to manage or hedge interest rate risks related to our borrowings. We do not intend to use derivatives for trading or speculative purposes. All dollar amounts are in thousands.

As of December 31, 2010, we had total indebtedness of $552,298. This debt consisted of:

•	$67,236 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%.

•	$94,274 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%.

•	$78,147 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at December 31, 2010.

•	$220,422 (net of discount of $9,578) of first mortgage notes that are secured by first priority liens on three of our resorts. This debt bears interest at 10.875%. The notes are due April 2017.

•	$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$8,573 of fixed rate debt (effective interest rate of 10.67%) recognized as a liability related to certain bonds issued by the City of Sheboygan and $3,054 of noninterest bearing debt recognized as a liability related to a loan from the City of Sheboygan. These liabilities will be satisfied by certain future minimum guaranteed amounts of real and personal property tax payments and room tax payments to be made by the Sheboygan resort.

•	$47 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.

As of December 31, 2010, we estimate the total fair value of the indebtedness described above to be $61,978 less than its total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

At December 31, 2010, all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of December 31, 2010, as that LIBOR plus the loans’ basis points would not increase or decrease above the minimum rate floor.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Great Wolf Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Great Wolf Resorts, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/  GRANT THORNTON LLP

Milwaukee, Wisconsin
February 25, 2011

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,988	$20,913
Escrows	1,283	5,938
Accounts receivable, net of allowance for doubtful accounts of $13 and $101	3,278	2,192
Accounts receivable — affiliates	3,764	2,614
Inventory	6,871	4,791
Other current assets	4,619	4,252

Total current assets	56,803	40,700
Property and equipment, net	623,958	676,405
Investment in and advances to affiliates	25,131	27,484
Notes receivable	—	8,268
Other assets	38,649	29,058
Intangible assets	26,697	23,829

Total assets	$771,238	$805,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$70,083	$16,126
Accounts payable	8,499	5,078
Accounts payable — affiliates	4	—
Accrued expenses	28,519	21,970
Advance deposits	7,472	7,114
Other current liabilities	7,416	5,946

Total current liabilities	121,993	56,234
Mortgage debt	390,289	441,724
Other long-term debt	91,926	92,221
Deferred compensation liability	1,260	809

Total liabilities	605,468	590,988
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 32,339,125 and 31,278,889 shares issued and outstanding at December 31, 2010 and 2009	323	313
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	402,952	400,930
Accumulated deficit	(237,296)	(186,287)
Deferred compensation	(200)	(200)

Total Great Wolf Resorts stockholders’ equity	165,779	214,756
Noncontrolling interest	(9)	—

Total equity	165,770	214,756

Total liabilities and stockholders’ equity	$771,238	$805,744

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rooms	$163,708	$154,751	$143,395
Food and beverage	45,869	42,643	38,808
Other hotel operations	45,317	38,377	35,365
Management and other fees	2,646	1,990	2,798
Management and other fees — affiliates	4,594	4,973	5,346

	262,134	242,734	225,712
Other revenue from managed properties-affiliates	10,989	17,132	19,826
Other revenue from managed properties	11,083	4,166	—

Total revenues	284,206	264,032	245,538

Operating expenses by department:
Rooms	24,218	22,449	20,134
Food and beverage	34,436	33,217	30,990
Other	35,381	32,124	28,959
Other operating expenses:
Selling, general and administrative	67,471	60,986	51,902
Property operating costs	34,663	37,788	37,086
Depreciation and amortization	58,467	56,378	46,081
Impairment loss on investment in affiliates	—	—	18,777
Goodwill impairment	—	—	17,430
Asset impairment loss	18,741	24,000	—
Loss on disposition of property	18	255	19

	273,395	267,197	251,378
Other expenses from managed properties-affiliates	10,989	17,132	19,826
Other expenses from managed properties	11,083	4,166	—

Total operating expenses	295,467	288,495	271,204

Net operating loss	(11,261)	(24,463)	(25,666)
Gain on sale of unconsolidated affiliate	—	(962)	—
Investment income — affiliates	(1,088)	(1,330)	(2,187)
Interest income	(549)	(642)	(1,424)
Interest expense	46,270	34,072	27,277

Loss before income taxes and equity in unconsolidated affiliates	(55,894)	(55,601)	(49,332)
Income tax (benefit) expense	(5,452)	440	(11,956)
Equity in unconsolidated affiliates, net of tax	576	2,435	3,349

Net loss	(51,018)	(58,476)	(40,725)
Net loss attributable to noncontrolling interest, net of tax	(9)	—	—

Net loss attributable to Great Wolf Resorts, Inc.	$(51,009)	$(58,476)	$(40,725)

Basic loss per common share	$(1.65)	$(1.90)	$(1.32)

Diluted loss per common share	$(1.65)	$(1.90)	$(1.32)

Weighted average common shares outstanding:
Basic	30,987,818	30,749,318	30,827,860

Diluted	30,987,818	30,749,318	30,827,860

Other comprehensive loss, net of tax:
Net loss	$(51,018)	$(58,476)	$(40,725)
Unrealized gain on interest rate swap	—	—	(387)

Comprehensive loss	(51,018)	(58,476)	(40,338)
Comprehensive loss attributable to noncontrolling interest	—	—	—

Comprehensive loss attributable to Great Wolf Resorts, Inc.	$(51,018)	$(58,476)	$(40,338)

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

			Additional
	Common	Common	Paid- in	Accumulated	Deferred	Accumulated Other	Noncontrolling	Total
	Shares	Stock	Capital	Deficit	Compensation	Comprehensive Loss	Interest	Equity

Balance, January 1, 2008	30,698,683	$307	$399,759	$(87,086)	$(2,200)	$(387)	$—	$310,393
Issuance of equity shares under the stock-based compensation plan	283,963	3	—	—	—	—	—	3
Sale of common stock — deferred compensation plan	—	—	(2,000)	—	2,000	—	—	—
Stock-based compensation	—	—	1,882	—	—	—	—	1,882
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	387	—	387
Net loss attributable to Great Wolf Resorts, Inc.	—	—	—	(40,725)	—	—	—	(40,725)

Balance, December 31, 2008	30,982,646	310	399,641	(127,811)	(200)	—	—	271,940
Issuance of equity shares under the stock-based compensation plan	296,243	3	—	—	—	—	—	3
Stock-based compensation	—	—	1,289	—	—	—	—	1,289
Net loss attributable to Great Wolf Resorts, Inc.	—	—	—	(58,476)	—	—	—	(58,476)

Balance, December 31, 2009	31,278,889	313	400,930	(186,287)	(200)	—	—	214,756
Issuance of equity shares under the stock-based compensation plan	1,060,236	10	—	—	—	—	—	10
Stock-based compensation	—	—	2,022	—	—	—	—	2,022
Net loss	—	—	—	(51,009)	—	—	(9)	(51,018)

Balance, December 31, 2010	32,339,125	$323	$402,952	$(237,296)	$(200)	$—	$(9)	$165,770

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net loss	$(51,018)	$(58,476)	$(40,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,467	56,378	46,081
Bad debt expense	226	680	1,305
Impairment loss on investment in affiliates	—	—	18,777
Goodwill impairment	—	—	17,430
Asset impairment loss	18,741	24,000	—
Non-cash employee and director compensation	2,664	1,138	250
Loss on disposition of property	18	255	19
Gain on sale of unconsolidated affiliate	—	(962)	—
Equity in losses of unconsolidated affiliates	639	2,416	4,421
Deferred tax expense (benefit)	(6,408)	131	(14,072)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(1,138)	(8,865)	(1,916)
Accounts payable, accrued expenses and other liabilities	6,921	(4,480)	1,964

Net cash provided by operating activities	29,112	12,215	33,534

Investing activities:
Capital expenditures for property and equipment	(8,683)	(49,258)	(134,967)
Loan repayment from unconsolidated affiliate	1,715	9,225	3,168
Investment in unconsolidated affiliates	—	(303)	(10,430)
Proceeds from sale of interest in unconsolidated affiliate	—	6,000	—
Investment in development	(517)	834	(2,255)
Proceeds from sale of assets	19	66	—
Cash acquired in acquisition of Creative Kingdoms, LLC	324	—	—
(Increase) decrease in restricted cash	(1,991)	160	55
Decrease (increase) in escrows	4,655	(3,383)	(183)

Net cash used in investing activities	(4,478)	(36,659)	(144,612)

Financing activities:
Principal payments on long-term debt	(217,110)	(8,031)	(57,294)
Proceeds from issuance of long-term debt	219,337	51,051	168,042
Payment of loan costs	(10,786)	(11,894)	(4,036)

Net cash (used in) provided by financing activities	(8,559)	31,126	106,712

Net increase (decrease) in cash and cash equivalents	16,075	6,682	(4,366)
Cash and cash equivalents, beginning of year	20,913	14,231	18,597

Cash and cash equivalents, end of year	$36,988	$20,913	$14,231

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$40,904	$33,458	$26,749
Cash paid for income taxes, net of refunds	$549	$411	$597
Non-cash items:
Construction in process accruals	$—	$20	$6,969
Loan cost accruals	$679	$—	$—
Conversion of note receivable and accrued interest to equity investment	$9,963	$—	$—

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.® and its consolidated subsidiaries.

Business Summary

We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts feature approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge® and Blue Harbor Resorttm brand names. Our Great Wolf Lodge brand name is our primary resort band and we have entered into licensing and licensing-and-management arrangements with third-parties to the operation of resorts under that brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of some or all of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing fees, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

The following table presents an overview of our portfolio of resorts. As of December 31, 2010, we operate, manage and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts), and one Blue Harbor Resort (a nautical-themed property). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with regard to additional nautical-themed resorts under our Blue Harbor Resort brand or other brands in appropriate markets.

				Number of	Indoor
	Ownership		Number of	Condominium	Entertainment
	Percentage	Opened	Guest Suites	Units(1)	Area(2)
					(Approx. sq. ft.)

Wisconsin Dells, WI(3)	—	1997	308	77	102,000
Sandusky, OH(3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Sheboygan, WI	100%	2004	182	64	54,000
Williamsburg, VA(4)	100%	2005	405	—	87,000
Pocono Mountains, PA(4)	100%	2005	401	—	101,000
Niagara Falls, ONT(5)	—	2006	406	—	104,000
Mason, OH(4)	100%	2006	401	—	105,000
Grapevine, TX(4)	100%	2007	605	—	110,000
Grand Mound, WA(6)	49%	2008	398	—	74,000
Concord, NC	100%	2009	402	—	97,000

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2010 and each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2010.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when acquired. Cash is invested with federally insured institutions that are members of the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC or any other government agency. Cash and cash equivalents does not include cash escrowed under loan agreements, cash that is held by a loan servicer under a lock-box arrangement, or cash restricted in connection with deferred compensation payable.

Accounts Receivable — Accounts receivable primarily represents receivables from resort guests who occupy rooms and utilize resort amenities. We provide an allowance for doubtful accounts when we determine that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2010, 2009, and 2008 was $226, $680, and $1,305, respectively. Writeoffs of accounts receivable for the years ended December 31, 2010, 2009, and 2008 were $138, $1,894, and $103, respectively.

Inventory — Inventories are comprised primarily of retail and food and beverage inventories and are recorded at the lower of cost or an average cost basis or market.

Property and Equipment — Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings and improvements	20-40 years
Fixtures and equipment, including waterpark equipment	3-15 years

We periodically review the estimated useful lives we have assigned to our depreciable assets to determine whether those useful lives are reasonable and appropriate.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance expenditures are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. Interest capitalized totaled $1,761, and $4,714 for the years ended December 31, 2009 and 2008, respectively. We had no capitalized interest for the year ended December 31, 2010.

Loan Fees — Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $14,014 and $11,671 as of December 31, 2010 and 2009, respectively. Amortization of loan fees was $8,443, $6,684, and $2,502 for the years ended December 31, 2010, 2009, and 2008, respectively. Included in loan fee amortization for the years ended December 31, 2010 and 2008 were $3,500 and $615, respectively, of loan fees that were written off due to repayments of related debt.

Acquisition Accounting — We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operation.

Partially-Owned Entities — In determining whether we had controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We record profits and losses from our partially-owned entities according to the terms of the operating agreements.

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

Intangible Assets — Our intangible assets consist mainly of the value of our Great Wolf Lodge brand name. The brand name intangible asset has an indefinite useful life. We do not amortize the brand name intangible, but instead test it for possible impairment at least annually or when circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. Our assessment was performed as of December 31, 2010 and determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting unit’s fair values using a discounted cash flow model.

In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010 we recorded $2,276 of goodwill. In the fourth quarter of 2010, we reduced the amount of goodwill by $910 when we established a deferred tax asset as a result of the difference between the total estimated fair values and the tax bases of the assets acquired from CK. Goodwill is included within intangible assets on our consolidated balance sheet.

	2010	2009

Balance as of January 1
Goodwill	$—	$130,496
Accumulated impairment losses	—	(68,405)
Goodwill related to sale of affiliate	—	(62,091)
Goodwill related to the acquisition of the majority interest in CK	1,366	—

	1,366	—
Balance as of December 31
Goodwill	—	130,496
Accumulated impairment losses	—	(68,405)
Goodwill related to sale of affiliate	—	(62,091)

	$1,366	$—

Impairment of Long-Lived Assets — When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.

During the quarter ended December 31, 2010, we recorded $18,741 of impairment charges related to our Traverse City and Kansas City resorts. We determined the carrying values of these resorts were impaired in light of the reduced estimated hold periods for the resorts. Because of the reduced estimated hold periods, we performed recoverability tests of these resorts to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of these resorts were not recoverable. As a result, we recorded an $18,741 impairment charge to decrease the resorts’ carrying value to their estimated fair value (net of estimated disposal costs) as of December 31, 2010. We estimated the properties’ fair values by using available market information for similar assets, as well as considering estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. The cash flows considered in estimating the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets. Although we believe our estimated fair value for the resorts are reasonable, the actual fair value we ultimately realize from these resorts

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could differ materially from this estimate. The impairment charge is included in our Resort Ownership/Operation segment.

Because of triggering events that occurred in the three months ended September 30, 2009, related to our resort in Sheboygan, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we performed a recoverability test of this resort to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. Although we believe our estimated fair value for the resort is reasonable, the actual fair value we ultimately realize from this resort could differ materially from this estimate. The impairment charge was included in our Resort Ownership/Operation segment.

Revenue Recognition — We earn revenues from our resort operations and management of resorts and other related services. We recognize revenue from rooms, food and beverage, and other operating departments at the resorts and from product sales, admission fees and retail revenues from our subsidiary that is the developer of experiential gaming products, as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the consolidated balance sheets. We recognize resort management, license and other related fees as they are contractually earned. We recognize development and construction management fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date services performed or costs incurred compared to services performed or total expected costs) for longer-term projects.

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

Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statement of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of December 31, 2010.

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

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record net deferred tax assets (primarily resulting from net operating loss carryforwards) to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (that could result from a sale of one or more of our resorts where there is a sales price

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in excess of tax basis), tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred tax assets, we would establish a valuation allowance, which would increase the provision for income taxes. Conversely, in the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As of December 31, 2010 and 2009, we recorded valuation allowances of $35,564 and $23,008, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the tax years since the date of our initial public offering (IPO) in 2004 are open in all jurisdictions. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including interpretations of tax law applied to the facts of each matter.

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

Share-based compensation — We account for share-based compensation based on the fair value of the award at the date of grant over the requisite service period.

Advertising — Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010, 2009, and 2008 was $17,982, $19,231, and $13,321, respectively.

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

Segments — We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	Resort ownership/operation — revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing — revenues derived from management, license and other related fees from unconsolidated managed resorts.

The following summarizes significant financial information regarding our segments:

		Resort Third-
	Resort	Party		Totals per
	Ownership/	Management/		Financial
	Operation	Licensing	Other	Statements

Year Ended December 31, 2010
Revenues	$248,592	$29,312	$6,302	$284,206

Depreciation and amortization	(55,589)	—	(2,878)	$(58,467)
Asset impairment loss	(18,741)	—	—	$(18,741)
Net operating income (loss)	(15,028)	7,240	(3,473)	$(11,261)
Investment income — affiliates	—	—	—	(1,088)
Interest income	—	—	—	(549)
Interest expense	—	—	—	46,270

Loss before income taxes and equity in unconsolidated affiliates	—	—	—	$(55,894)

Additions to long-lived assets	7,463	—	1,220	$8,683

Total assets	646,578	1,778	122,882	$771,238

		Resort Third-
	Resort	Party		Totals per
	Ownership/	Management/		Financial
	Operation	Licensing	Other	Statements

Year Ended December 31, 2009
Revenues	$235,771	$28,261	$—	$264,032

Depreciation and amortization	(55,596)	—	(782)	$(56,378)
Asset impairment loss	(24,000)	—	—	$(24,000)
Net operating income (loss)	(52,246)	6,963	20,820	$(24,463)
Gain on sale of unconsolidated affiliate	—	—	(962)	(962)
Investment income — affiliates	—	—	—	(1,330)
Interest income	—	—	—	(642)
Interest expense	—	—	—	34,072

Loss before income taxes and equity in unconsolidated affiliates	—	—	—	$(55,601)

Additions to long-lived assets	48,768	—	490	$49,258

Total assets	707,472	2,942	95,330	$805,744

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Resort Third-
	Resort	Party		Totals per
	Ownership/	Management/		Financial
	Operation	Licensing	Other	Statements

Year Ended December 31, 2008
Revenues	$217,568	$27,970	$—	$245,538

Depreciation and amortization	(45,042)	—	(1,039)	$(46,081)
Impairment loss on investment in affiliates	—	—	(18,777)	$(18,777)
Goodwill impairment	(16,021)	—	(1,409)	$(17,430)
Net operating income (loss)	(11,286)	8,144	(22,524)	$(25,666)
Investment income — affiliates	—	—	—	(2,187)
Interest income	—	—	—	(1,424)
Interest expense	—	—	—	27,277

Loss before income taxes and equity in unconsolidated affiliates	—	—	—	$(49,332)

Additions to long-lived assets	134,167	—	800	$134,967

Total assets	738,119	2,314	99,628	$840,061

The Other items in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles.

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

New Accounting Pronouncements — In June 2009, the FASB issued guidance which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The adoption of this guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In July 2010, the FASB issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires new disclosures that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. This guidance will be effective for interim or annual financial reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued guidance which (1) does not prescribe a specific method of calculating the carrying calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering certain qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This guidance will be effective for impairment tests performed during fiscal years (and interim periods within those years) that begin after December 15, 2010. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2010, the FASB issued guidance to address difference in the ways entities have interpreted disclosures about pro forma revenue and earnings in a business combination. This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance will be effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period on or after December 15, 2010. We are currently evaluating the impact of this guidance on our consolidated financial statements.

3.	INVESTMENT IN AFFILIATES

CNL Joint Venture

On August 6, 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We recognized a $962 gain on this sale.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary financial data for this joint venture is as follows:

Period January 1
through
August 5,
Operating data:	2009

Revenue	$19,750
Operating expenses	$(24,213)
Net loss	$(4,463)

Grand Mound Joint Venture

Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At December 31 2010, the joint venture had aggregate outstanding indebtedness to third parties of $98,212. As of December 31, 2010, we have made combined loan and equity contributions, net of loan repayments, of $27,985 to the joint venture to fund a portion of construction costs of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par.

Summary financial data for this joint venture as of and for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Balance sheet data:
Total assets	$142,329	$145,247
Total liabilities	$112,307	$114,129
Operating data:
Revenue	$41,669	$39,645
Operating expenses	$37,707	$36,353
Net loss	$(1,096)	$(2,461)

We had a receivable from the joint venture of $3,764 and $2,614 that relates primarily to accrued preferred equity returns and management fees as of December 31, 2010 and 2009, respectively. We had a payable to the joint venture of $4 as of December 31, 2010.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significantly impact the economic performance of the joint venture. As we lack the ability to direct the activities that most significantly affect the resorts’ performance, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity at December 31, 2010. During the year ended December 31, 2010 and 2009, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of December 31, 2010 is limited to the carrying value of our equity investments in and loans to the joint venture as of that date. The total carrying values of those items on our balance sheet as of December 31, 2010 is $25,131.

•	We have equity investments in two subsidiaries which are Delaware statutory trusts, both of which were used to issue trust preferred securities through private offerings. We have concluded that both of these trusts are variable interest entities. As we lack the ability to direct the activities that most significantly impact the trusts’ performance, however, we are not the primary beneficiary and therefore, we do not consolidate these entities at September 30, 2010. During the year ended December 31, 2010 and 2009, we did not provide any support to these entities that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with these entities as of December 31, 2010 is limited to the carrying value of our equity investments in the entities as of that date. The total carrying values of those items on our balance sheet as of December 31, 2010 is $2,420.

5.	ACQUISTION OF CREATIVE KINGDOMS

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

We have consolidated CK as we have a majority ownership interest in CK. We accounted for this business combination using the acquisition method of accounting, which requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. We have recorded the identifiable assets acquired, the liabilities assumed and the noncontrolling interest at amounts that approximate fair value. We have recorded $2,276 of goodwill, which represents the excess of (a) the consideration transferred and the fair value of any noncontrolling interest in the acquiree over (b) the net of the acquisition date fair values of the assets acquired and the liabilities assumed. In the fourth quarter of 2010, we reduced the amount of goodwill by $910 when we established a deferred tax asset as a result of the difference between the total estimated fair values and the tax bases of the asset acquired from CK.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009

Land and improvements	$57,665	$60,718
Building and improvements	420,316	427,602
Furniture, fixtures and equipment	341,741	341,529
Construction in process	623	327

	820,345	830,176
Less accumulated depreciation	(196,387)	(153,771)

Property and equipment, net	$623,958	$676,405

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $49,538, $50,064, and $43,663 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2010	2009

Long-Term Debt:
Traverse City/Kansas City mortgage loan	$67,236	$68,773
Mason mortgage loan	—	73,800
Pocono Mountains mortgage loan	94,274	95,458
Williamsburg mortgage loan	—	63,125
Grapevine mortgage loan	—	77,909
Concord mortgage loan	78,147	78,549
First mortgage notes (net of discount of $9,578)	220,422	—
Junior subordinated debentures	80,545	80,545
Other Debt:
City of Sheboygan bonds	8,573	8,544
City of Sheboygan loan	3,054	3,290
Other	47	78

	552,298	550,071
Less current portion of long-term debt	(70,083)	(16,126)

Total long-term debt	$482,215	$533,945

Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2010.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2010, the DSCR for this loan was 0.85. In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement currently constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now established the traditional lock-box arrangement currently permitted under the loan, we have classified the entire outstanding principal balance of the loan as a current liability at December 31, 2010, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan.

At our request, in October 2010 the loan was transferred to its special servicer. The DSCR for this loan has been below 1.00 on a trailing twelve-month basis since the second quarter of 2007. We have informed the special servicer that, given the current and expected performance of the two properties securing this loan, we may elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that would likely result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. We are working with the loan’s special servicer to discuss a potential modification of this loan, but we cannot provide any assurance that we will achieve such a result. Absent a satisfactory modification of this loan, we expect to choose among several possible courses of action, including electing to continue the subsidization of debt service on this loan, attempting to refinance the existing loan (which we believe would result in materially lower proceeds than the current loan balance, thus requiring a significant paydown on the existing loan balance), or surrendering the two properties to the lender or a lender-appointed receiver. The properties had a combined net book value of $44,000 as of December 31, 2010, and the amount of debt outstanding under the mortgage was $67,236 as of that date.

Mason Mortgage Loan — This loan was secured by our Mason resort. In April 2010, we used a portion of the proceeds from the issuance of new first mortgage notes to repay this loan in its entirety.

Pocono Mountains Mortgage Loan — This loan is secured by our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in December 2016. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2010.

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

Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of December 31, 2010). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then we are required to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at December 31, 2010.

Great Wolf Resorts has provided a payment guarantee of the entire amount of the Concord mortgage loan and related interest and a customary environmental indemnity. The loan also contains restrictions on our ability to make loans or capital contributions or any other investments in affiliates.

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

The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (“Issuers”). The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own our Williamsburg, Mason and Grapevine resorts, and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.

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

Future Maturities — Future principal requirements on long-term debt as of December 31, 2010 are as follows:

2011	$4,492
2012	80,244
2013	3,675
2014	3,966
2015	62,072
Thereafter	407,427

Total	$561,876

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of December 31, 2010, due to the implementation of a traditional lock-box arrangement. The future maturities table above, however, reflects future cash principal repayments currently required under the provisions of that loan in the amounts of $1,645 in 2011, $1,746 in 2012, $1,882 in 2013, $2,015 in 2014 and $59,948 in 2015.

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

We measure our financial instruments using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (that is, interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

The following table summarizes our financial assets measured at fair value on a recurring basis:

December 31, 2009	Level 1	Level 2	Level 3	Total

Interest rate caps	$—	$133	$—	$133

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of December 31, 2010, we estimate the total fair value of our long-term debt to be $61,978 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

The following table summarizes the valuation of certain property and equipment measured at fair value on a nonrecurring basis in the consolidated balance sheet as of December 31, 2010:

December 31, 2010	Level 1	Level 2	Level 3	Total

Property and equipment	$—	$—	$49,775	$49,775

December 31, 2009	Level 1	Level 2	Level 3	Total

Property and equipment	$—	$—	$5,771	$5,771

Property and equipment with a carrying amount of $62,741 were written down to their fair value of $44,000 as of December 31, 2010, resulting in an impairment charge of $18,741. We estimated our Traverse

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

City and Kansas City properties’ fair values by using available market information for similar assets, as well as considering estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assts and other available market information. The cash flows considered in estimating the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets. Although we believe our estimated fair value for the resorts are reasonable, the actual fair value we ultimately realize from these resorts could differ materially from this estimate.

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

9.	INCOME TAXES

Income Tax Expense — Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended December 31, 2010
Federal	$—	$(5,789)	$(5,789)
State and local	813	(619)	194
Foreign	82	—	82

	$895	$(6,408)	$(5,513)

Year ended December 31, 2009
Federal	$—	$86	$86
State and local	248	45	293
Foreign	80	—	80

	$328	$131	$459

Year ended December 31, 2008
Federal	$—	$(12,499)	$(12,499)
State and local	955	(1,573)	(618)
Foreign	89	—	89

	$1,044	$(14,072)	$(13,028)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total tax expense (benefit) is included in the following line items in our statements of operations:

	Year Ended December 31,
	2010	2009	2008

Income tax expense (benefit)	$(5,452)	$440	$(11,956)
Net loss attributable to noncontrolling interest	1	—	—
Equity in unconsolidated affiliates, net of tax	(62)	19	(1,072)

Total income tax expense (benefit)	$(5,513)	$459	$(13,028)

The differences between the statutory federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	2010	2009	2008

Federal statutory income tax benefit	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	(3.7)%	(3.5)%	(0.6)%
Nondeductible goodwill	—	—	11.5%
Nondeductible compensation expense	3.0%	—	—
Investment in affiliates	2.2%	—	—
Change in valuation allowance	22.1%	39.7%	—
Other	1.6%	(0.4)%	(0.1)%

	(9.8)%	0.8%	(24.2)%

Deferred Tax Assets and Liabilities — The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$44,710	$31,032
Intangibles	11,625	14,222
Investment in affiliates	1,279	2,200
Salaries and wages	1,760	2,901
Other	2,819	1,329

Total deferred tax assets	62,193	51,684

Deferred tax liabilities:
Property and equipment	(12,967)	(22,522)
Prepaid expenses	(1,046)	(856)

Total deferred tax liabilities	(14,013)	(23,378)

Valuation allowance	(35,564)	(23,008)

Net deferred tax asset	$12,616	$5,298

Our 2010 net deferred tax asset is comprised of a current deferred tax liability of $148 included in accrued expenses and a long-term deferred tax asset of $48,328. Our long-term deferred tax asset is partially offset by a valuation allowance of $35,564. Our 2009 net deferred tax asset consisted of a current deferred tax liability of $406 included in accrued expenses and a long-term deferred tax asset of $28,712 included in other

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets on the consolidated balance sheet. Our long-term deferred tax asset was partially offset by a valuation allowance of $23,008. The change in our valuation allowance in 2010 was $12,556.

Net Operating Loss Carryforwards — As of December 31, 2010, we had net operating loss carryforwards of approximately $115,774 and $94,822 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our analysis, we have recorded a valuation allowance of $35,564 at December 31, 2010, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. We also determined that due to current conditions in the credit markets, real estate markets and our current financial position, the tax planning strategy we previously expected to generate substantial taxable income was no longer feasible. The valuation allowance is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

As of December 31, 2009, we had net operating loss carryforwards of approximately $79,791 and $77,348 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our analysis, we recorded a valuation allowance of $23,008 at December 31, 2009, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.

Other — In 2010 we recorded a deferred tax asset related to the difference in book versus tax basis of our investment in CK of $910. The offset to this deferred tax asset was to goodwill. The 2009 income tax provision includes a deduction of $339 related to share-based compensation, of which $170 was recorded as an increase in additional paid in capital and $169 increased income tax expense.

At December 31, 2010, we had unrecognized tax benefits of $1,298, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO and certain deductions taken on our 2006 U.S. Federal income tax return related to a tax assessment. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year. The unrecognized tax benefits are classified as a reduction of the net operating loss carryforwards. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit — December 31, 2009	$1,298
Gross increases — tax positions in current period	—

Unrecognized tax benefit — December 31, 2010	$1,298

10.	RELATED-PARTY TRANSACTIONS

We rented office space for our headquarters through September 2010 from a company that is an affiliate of an individual who was a member of our board of directors through May 2009. Our total payments for rent and related expenses for this office space were $193, $353, and $304 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We regularly transact business with our unconsolidated affiliates. The following summarizes our transactions with these unconsolidated affiliates for the years indicated:

	2010	2009	2008

Management and other fees	$4,594	$4,973	$5,346
Other revenue from managed properties	10,989	17,132	19,826
Other expenses from managed properties	10,989	17,132	19,826
Investment income	1,088	1,330	2,187
Accounts receivable	3,764	2,614	925
Accounts payable	4	—	—
Accrued expenses	—	—	1,806

11.	COMMITMENTS AND CONTINGENCIES

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

Letters of Credit — In connection with the construction of our Sheboygan, Wisconsin resort, we have supplied a $2,000 letter of credit in favor of the City of Sheboygan. The letter of credit expires on December 31, 2011. There have been no draws on this letter of credit. We have made a $2,000 deposit with a bank as collateral for this letter of credit. The deposit is considered restricted cash and is included in other assets on the consolidated balance sheets.

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

Great Wolf Resorts, Inc. has provided a $78,147 payment guaranty of the loan on our Concord, North Carolina resort property. If our subsidiary defaults on this obligation we would be required to assume that obligation, including the payment of any outstanding debt amounts.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments — We lease office space, storage space and office equipment under various operating leases that expire between 2010 and 2017. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2011	$969
2012	938
2013	756
2014	696
2015	360
Thereafter	529

Total	$4,248

Rent expense for the years ended December 31, 2010, 2009, and 2008 was $1,244, $741, and $708, respectively.

12.	RETIREMENT PLAN

We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Our contributions to the plan were $349, $339, and $432 for the years ended December 31, 2010, 2009, and 2008, respectively.

13.	EQUITY

Deferred Compensation — We have a deferred compensation plan for certain of our employees. The plan allows for contributions by both the participants and us. Our employer contributions for the plan were $250, $185, and $43 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The trust that holds the assets to pay obligations under our deferred compensation plan has 11,765 shares of our common stock. We treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations. Basic and diluted earnings per common share are as follows:

	Year Ended December 31,
	2010	2009	2008

Net loss attributable to common shares	$(51,009)	$(58,476)	$(40,725)
Weighted average common shares outstanding — basic and diluted	30,987,818	30,749,318	30,827,860
Net loss per share — basic and diluted	$(1.65)	$(1.90)	$(1.32)

Options to purchase 36,000 shares of common stock were not included in the computations of diluted earnings per share for the year ended December 31, 2010, because the exercise price for the options were greater than the average market price of the common shares during that period. There were 293,946 shares of common stock that were not included in the computation of diluted earnings per share for the year ended

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, because the market and/or performance criteria related to these shares had not been met at December 31, 2010.

14.	SHARE-BASED COMPENSATION

We recognized share-based compensation expense of $2,664, $1,138, and $222, net of estimated forfeitures, in share-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax expense (benefit) recognized related to share-based compensation was $(261), $9 and $(54) for the years ended December 31, 2010, 2009, and 2008, respectively.

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of December 31, 2010, total unrecognized compensation cost related to share-based compensation awards was $2,775, which we expect to recognize over a weighted average period of approximately 2.9 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At December 31, 2010, there were 973,614 shares available for future grants under the Plan.

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

We recorded stock option expense of $26 and $111 for the years ended December 31, 2009 and 2008, respectively. We recorded no stock option expense for the year ended December 31, 2010. There were no stock options granted in 2010, 2009 or 2008. In 2010 certain members of our management team and board of directors surrendered and cancelled 404,000 previously granted stock options.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity during the years ended December 31, 2010, 2009, and 2008 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Number of shares under option:
Outstanding at January 1, 2008	987,000	$17.29	7.03 years
Granted	—
Exercised	—
Forfeited	(512,000)	$17.01

Outstanding at December 31, 2008	475,000	$17.59	6.09 years
Granted	—
Exercised	—
Forfeited	(34,000)	$18.41

Outstanding at December 31, 2009	441,000	$17.53	5.09 years
Granted	—
Exercised	—
Forfeited	(405,000)	$17.39

Outstanding at December 31, 2010	36,000	$19.03	4.15 years

Exercisable at December 31, 2010	36,000	$19.03	4.15 years

At December 31, 2010, 2009 and 2008, the exercise prices of all of our outstanding and exercisable options were above our stock price. Therefore there was no intrinsic value for our outstanding or exercisable shares at December 31, 2010, 2009 or 2008.

Market Condition Share Awards

Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 515,986, 541,863 and 84,748 market condition share awards during the years ended December 31, 2010, 2009 and 2008, respectively. We recorded share-based compensation expense of $1,245, $367 and $(132) for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the 2008 amount were reversals of expense related to the resignation of two senior officers in 2008, as the service condition of these shares was not met.

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

The market condition for these shares was not met and therefore no shares related to this grant were issued. As a result, we recorded the entire fair value of the grant as expense in 2010.

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

In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $19 was expensed in the year ended December 31, 2010.

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

In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance during the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $23 was expensed in the year ended December 31, 2010.

Performance Share Awards

Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 111,020, 180,622 and 37,386 performance shares during the years ended December 31, 2010, 2009 and 2008, respectively. Shares earned related to shares granted in 2010 vest over a three year period, 2010-2012; shares earned related to shares granted in 2009 vest ratably over a three year period, 2009-2011; shares earned related to shares granted in 2008 vest ratably over a three year period, 2008-2010.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per share fair value of performance shares granted during the years ended December 31, 2010, 2009 and 2008, was $3.18, $1.54 and $7.09, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $244, $184 and $51 for the years ended December 31, 2010, 2009 and 2008, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $9, $2 and $10 during the years ended December 31, 2010, 2009 and 2008, respectively, related to the shares not issued.

Based on their achievement of certain individual and departmental performance goals:

•	Employees earned and were issued 162,559 performance shares in March 2010 related to the 2009 grants,

•	Employees earned and were issued 18,084 performance shares in February 2009 related to the 2008 grants, and

•	Employees earned and were issued 20,843 performance shares in February 2008 related to the 2007 grants.

Deferred Compensation Awards

Pursuant to their employment arrangements, certain executives received bonuses upon completion of our IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation expense (income) of $3, $(348) and $(893), for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2008, one of the executives who had deferred a bonus payment as discussed above resigned from our company. As a result, we have reclassified $2,000 previously recorded as deferred compensation to additional paid-in-capital.

Non-vested Shares

We have granted non-vested shares as follows:

•	We have granted non-vested shares to certain employees and our directors. These shares vest over time periods between three and five years. We valued these non-vested shares at the closing market value of our common stock on the date of grant.

•	We have granted non-vested shares to certain employees for shares earned under the Market Condition Share Awards as described above. These shares vest ratably over a three-year period. We valued the non-vested shares related to Market Condition Shares using a Monte Carlo simulation as described above.

•	We have granted non-vested shares to certain employees for shares earned under the Performance Share Awards as described above. These shares vest ratably over a three-year period. We valued the non-vested shares related to Performance Share Awards at the closing market value of our common stock on the date of grant of the Performance Share Awards.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-vested shares activity for the years ended December 31, 2010, 2009, and 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares balance at January 1, 2008	333,111	$12.37
Granted	210,799	$6.78
Forfeited	(162,008)	$10.91
Vested	(81,653)	$12.14

Non-vested shares balance at December 31, 2008	300,249	$9.29
Granted	331,179	$2.75
Forfeited	(61,809)	$4.73
Vested	(86,151)	$10.79

Non-vested shares balance at December 31, 2009	483,468	$5.13
Granted	1,306,653	$2.10
Forfeited	(11,400)	$4.47
Vested	(615,342)	$2.52

Non-vested shares balance at December 31, 2010	1,163,379	$3.12

Our non-vested shares had an intrinsic value of $380, $1, and $0 at December 31, 2010, 2009, and 2008, respectively.

We recorded share-based compensation expense related to non-vested shares of $1,123, $837, and $657 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

•	In connection with the elections related to 2008 bonus amounts, we issued 17,532 shares in February 2009. We valued these shares at $32 based on the closing market value of our common stock on the date of the grant.

•	There were no shares issued during the year ended December 31, 2010 related to 2009 bonus amounts.

In 2010, 2009 and 2008, our directors had the option to elect to have some or all of the cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $58, $74 and $437 for the years ended December 31, 2010, 2009 and 2008, respectively, related to these elections to receive shares in lieu of cash. We issued 26,693, 31,347 and 118,823 shares during the years ended December 31, 2010, 2009 and 2008, respectively.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUPPLEMENTAL GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the consolidating balances sheets of the Company (“Parent”), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2010 and December 31, 2009, the consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008 and the consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

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

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2010
(dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$10,047	$24,168	$(328)	$3,101	$—	$36,988
Escrows	—	—	—	1,283	—	1,283
Accounts receivable	88	—	1,615	1,575	—	3,278
Accounts receivable — affiliates	—	—	1,369	2,395	—	3,764
Accounts receivable — consolidating entities	12,747	462,941	304,775	151,770	(932,233)	—
Inventory	—	—	2,593	4,278	—	6,871
Other current assets	192	—	1,512	2,915	—	4,619

Total current assets	23,074	487,109	311,536	167,317	(932,233)	56,803
Property and equipment, net	—	—	352,689	271,269	—	623,958
Investment in consolidating entities	210,356	257,151	—	—	(467,507)	—
Investment in and advances to affiliates	—	—	—	25,131	—	25,131
Other assets	17,274	7,948	7,070	6,357	—	38,649
Intangible assets	1,365	—	4,668	20,664	—	26,697

Total assets	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$33	$70,050	$—	$70,083
Accounts payable	151	—	5,543	2,805	—	8,499
Accounts payable — affiliates	—	—	1	3	—	4
Accounts payable — consolidating entities	423	314,488	510,186	107,136	(932,233)	—
Accrued expenses	1,010	6,942	11,534	9,033	—	28,519
Advance deposits	—	—	2,522	4,950	—	7,472
Other current liabilities	4,161	—	1,111	2,144	—	7,416

Total current liabilities	5,745	321,430	530,930	196,121	(932,233)	121,993
Mortgage debt	—	220,422	—	169,867	—	390,289
Other long-term debt	80,545	—	14	11,367	—	91,926
Deferred compensation liability	—	—	1,260	—	—	1,260

Total liabilities	86,290	541,852	532,204	377,355	(932,233)	605,468
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	323	—	—	—	—	323
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	402,952	456,693	163,514	293,179	(913,386)	402,952
Accumulated deficit	(237,296)	(246,337)	(19,755)	(179,787)	445,879	(237,296)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	165,779	210,356	143,759	113,392	(467,507)	165,779
Noncontrolling interest	—	—	—	(9)	—	(9)

Total equity	165,779	210,356	143,759	113,383	(467,507)	165,770

Total liabilities and equity	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2009
(dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,023	$14,538	$(1,590)	$2,942	$—	$20,913
Escrows	—	—	4,430	1,508	—	5,938
Accounts receivable	33	—	1,177	982	—	2,192
Accounts receivable — affiliates	—	—	1,079	1,535	—	2,614
Accounts receivable — consolidating entities	23,800	459,146	183,648	151,521	(818,115)	—
Inventory	—	—	2,230	2,561	—	4,791
Other current assets	792	—	1,991	1,469	—	4,252

Total current assets	29,648	473,684	192,965	162,518	(818,115)	40,700
Property and equipment, net	—	—	373,879	302,526	—	676,405
Investment in consolidating entities	251,217	277,475	—	—	(528,692)	—
Investment in and advances to affiliates	—	—	—	27,484	—	27,484
Notes receivable	8,268	—	—	—	—	8,268
Other assets	10,965	—	9,333	8,760	—	29,058
Intangible assets	—	—	4,668	19,161	—	23,829

Total assets	$300,098	$751,159	$580,845	$520,449	$(1,346,807)	$805,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$12,731	$3,395	$—	$16,126
Accounts payable	—	—	3,132	1,946	—	5,078
Accounts payable — consolidating entities	—	499,931	205,954	112,230	(818,115)	—
Accrued expenses	1,498	11	13,351	7,110	—	21,970
Advance deposits	—	—	2,457	4,657	—	7,114
Gift certificates payable	3,299	—	830	1,817	—	5,946

Total current liabilities	4,797	499,942	238,455	131,155	(818,115)	56,234
Mortgage debt	—	—	202,103	239,621	—	441,724
Other long-term debt	80,545	—	78	11,598	—	92,221
Deferred compensation liability	—	—	809	—	—	809

Total liabilities	85,342	499,942	441,445	382,374	(818,115)	590,988
Commitments and contingencies
Stockholders’ Equity:
Common stock	313	—	—	—	—	313
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	400,930	448,562	163,514	285,048	(897,124)	400,930
Accumulated deficit	(186,287)	(197,345)	(24,114)	(146,973)	368,432	(186,287)
Deferred compensation	(200)	—	—	—	—	(200)

Total stockholders’ equity	214,756	251,217	139,400	138,075	(528,692)	214,756

Total liabilities and stockholders’ equity	$300,098	$751,159	$580,845	$520,449	$(1,346,807)	$805,744

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2010
(dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

Revenues:
Rooms	$—	$—	$80,021	$83,687	$—	163,708
Food and beverage	—	—	23,484	22,385		45,869
Other	—	—	19,051	26,266	—	45,317
Management and other fees	451	—	21,777	66	(19,648)	2,646
Management and other fees — affiliates	—	—	4,594	—	—	4,594

	451	—	148,927	132,404	(19,648)	262,134
Other revenue from managed properties — affiliates	—	—	10,989	—	—	10,989
Other revenue from managed properties	—	—	11,083	—	—	11,083

Total revenues	451	—	170,999	132,404	(19,648)	284,206

Operating expenses by department:
Rooms	—	—	13,574	13,834	(3,190)	24,218
Food and beverage	—	—	17,603	16,833	—	34,436
Other	—	—	15,865	19,516	—	35,381
Other operating expenses:
Selling, general and administrative	2,850	144	46,538	34,397	(16,458)	67,471
Property operating costs	—	—	16,208	18,455	—	34,663
Depreciation and amortization	153	940	30,356	27,018	—	58,467
Asset impairment loss	—	—	—	18,741	—	18,741
Loss on disposition of property	—	—	9	9	—	18

	3,003	1,084	140,153	148,803	(19,648)	273,395
Other expenses from managed properties — affiliates	—	—	10,989	—	—	10,989
Other expenses from managed properties	—	—	11,083	—	—	11,083

Total operating expenses	3,003	1,084	162,225	148,803	(19,648)	295,467

Net operating (loss) income	(2,552)	(1,084)	8,774	(16,399)	—	(11,261)
Investment income — affiliates	—	—	—	(1,088)	—	(1,088)
Interest income	(531)	(13)	(2)	(3)	—	(549)
Interest expense	6,343	19,466	3,860	16,601	—	46,270

(Loss) income before income taxes and equity in affiliates	(8,364)	(20,537)	4,916	(31,909)	—	(55,894)
Income tax (benefit) expense	(6,347)	—	557	338	—	(5,452)
Equity in loss of affiliates, net of tax	48,992	28,455	—	576	(77,447)	576

Net (loss) income	(51,009)	(48,992)	4,359	(32,823)	77,447	(51,018)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(9)	—	(9)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(51,009)	$(48,992)	$4,359	$(32,814)	$77,447	$(51,009)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2009
(dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

Revenues:
Rooms	$—	$—	$78,347	$76,404	$—	$154,751
Food and beverage	—	—	22,633	20,010	—	42,643
Other hotel operations	—	—	19,350	19,027	—	38,377
Management and other fees	697	—	18,343	77	(17,127)	1,990
Management and other fees — affiliates	—	—	4,973	—	—	4,973

	697	—	143,646	115,518	(17,127)	242,734
Other revenue from managed properties — affiliates	—	—	17,132	—	—	17,132
Other revenue from managed properties	—	—	4,166	—	—	4,166

Total revenues	697	—	164,944	115,518	(17,127)	264,032

Operating expenses by department:
Rooms	—	—	12,720	12,751	(3,022)	22,449
Food and beverage	—	—	17,340	15,877	—	33,217
Other	—	—	15,740	16,384	—	32,124
Other operating expenses:
Selling, general and administrative	2,908	141	42,065	29,977	(14,105)	60,986
Property operating costs	—	—	16,651	21,137	—	37,788
Depreciation and amortization	155	—	29,871	26,352	—	56,378
Asset impairment loss	—	—	—	24,000	—	24,000
Loss on disposition of property	—	—	191	64	—	255

	3,063	141	134,578	146,542	(17,127)	267,197
Other expenses from managed properties — affiliates	—	—	17,132	—	—	17,132
Other expenses from managed properties	—	—	4,166	—	—	4,166

Total operating expenses	3,063	141	155,876	146,542	(17,127)	288,495

Net operating (loss) income	(2,366)	(141)	9,068	(31,024)	—	(24,463)
Gain on sale of unconsolidated affiliate	—	—	—	(962)	—	(962)
Investment income — affiliates	—	—	—	(1,330)	—	(1,330)
Interest income	(605)	(17)	(13)	(7)	—	(642)
Interest expense	6,123	—	12,923	15,026	—	34,072

Loss before income taxes and equity in affiliates	(7,884)	(124)	(3,842)	(43,751)	—	(55,601)
Income tax expense (benefit)	192	—	330	(82)	—	440
Equity in affiliates, net of tax	50,400	50,276	—	2,435	(100,676)	2,435

Net loss	$(58,476)	$(50,400)	$(4,172)	$(46,104)	$100,676	$(58,476)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2008
(dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

Revenues:
Rooms	$—	$—	$74,725	$68,670	$—	$143,395
Food and beverage	—	—	21,192	17,616	—	38,808
Other hotel operations	—	—	18,594	16,771	—	35,365
Management and other fees	1,604	—	16,893	83	(15,782)	2,798
Management and other fees — affiliates	—	—	4,982	364	—	5,346

	1,604	—	136,386	103,504	(15,782)	225,712
Other revenue from managed properties — affiliates	—	—	19,826	—	—	19,826

Total revenues	1,604	—	156,212	103,504	(15,782)	245,538

Operating expenses by department:
Rooms	—	—	12,043	10,854	(2,763)	20,134
Food and beverage	—	—	17,001	13,989	—	30,990
Other	—	—	15,087	13,872	—	28,959
Other operating expenses:
Selling, general and administrative	3,174	142	37,091	24,514	(13,019)	51,902
Property operating costs	—	—	20,214	16,872	—	37,086
Depreciation and amortization	154	—	25,136	20,791	—	46,081
Impairment loss on investment in affiliates	—	—	630	18,147	—	18,777
Goodwill impairment	—	1,410	—	16,020	—	17,430
Loss on disposition of property	—	—	—	19	—	19

	3,328	1,552	127,202	135,078	(15,782)	251,378
Other expenses from managed properties — affiliates	—	—	19,826	—	—	19,826

Total operating expenses	3,328	1,552	147,028	135,078	(15,782)	271,204

Net operating (loss) income	(1,724)	(1,552)	9,184	(31,574)	—	(25,666)
Investment income — affiliates	—	—	—	(2,187)	—	(2,187)
Interest income	(786)	(605)	(9)	(24)	—	(1,424)
Interest expense	5,554	—	11,521	10,202	—	27,277

Loss before income taxes and equity in affiliates	(6,492)	(947)	(2,328)	(39,565)	—	(49,332)
Income tax (benefit) expense	(12,911)	—	331	624	—	(11,956)
Equity in affiliates, net of tax	47,144	46,197	—	3,349	(93,341)	3,349

Net loss	$(40,725)	$(47,144)	$(2,659)	$(43,538)	$93,341	$(40,725)

Other comprehensive loss, net of tax:
Net loss	$(40,725)	$(47,144)	$(2,659)	$(43,538)	$93,341	$(40,725)
Unrealized gain on interest rate swap		—	(387)	—	—	(387)

Comprehensive loss	$(40,725)	$(47,144)	$(2,272)	$(43,538)	$93,341	$(40,338)

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2010
(dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net (loss) income	$(51,009)	$(48,992)	$4,359	$(32,823)	$77,447	$(51,018)
Adjustment to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	153	940	30,356	27,018	—	58,467
Bad debt expense	—	—	145	81	—	226
Asset impairment loss	—	—	—	18,741	—	18,741
Non-cash employee and director compensation	—	—	2,664	—	—	2,664
Loss on disposition of property	—	—	9	9	—	18
Equity in losses (income) of affiliates	48,992	28,455	—	576	(77,384)	639
Deferred tax benefit	(6,408)	—	—	—	—	(6,408)
Changes in operating assets and liabilities	1,771	6,930	(2,446)	(409)	(63)	5,783

Net cash (used) provided by operating activities	(6,501)	(12,667)	35,087	13,193	—	29,112

Investing activities:
Capital expenditures for property and equipment	—	—	(4,142)	(4,541)	—	(8,683)
Loan repayment from unconsolidated affiliate	—	—	—	1,715	—	1,715
Investment in development	—	—	(517)	—	—	(517)
Proceeds from sale of assets	—	—	—	19	—	19
Cash acquired in acquisition of Creative Kingdoms, LLC	—	—	—	324	—	324
Increase in restricted cash	—	—	—	(1,991)	—	(1,991)
Decrease in escrows	—	—	4,430	225	—	4,655

Net cash provided (used) in investing activities	—	—	(229)	(4,249)	—	(4,478)

Financing activities:
Principal payments on long-term debt	—	1,124	(214,865)	(3,369)	—	(217,110)
Proceeds from issuance of long-term debt	—	219,298	—	39	—	219,337
Payment of loan costs	49	(8,887)	(1,836)	(112)	—	(10,786)
Advances from consolidating entities, net	11,476	(189,238)	183,105	(5,343)	—	—

Net cash provided (used) by financing activities	11,525	22,297	(33,596)	(8,785)	—	(8,559)

Net increase in cash and cash equivalents	5,024	9,630	1,262	159	—	16,075
Cash and cash equivalents, beginning of period	5,023	14,538	(1,590)	2,942	—	20,913

Cash and cash equivalents, end of period	$10,047	$24,168	$(328)	$3,101	$—	$36,988

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2009
(dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net loss	$(58,476)	$(50,400)	$(4,172)	$(46,104)	$100,676	$(58,476)
Adjustment to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	155	—	29,871	26,352	—	56,378
Bad debt expense	—	—	617	63	—	680
Non-cash employee and director compensation	—	—	1,138	—	—	1,138
Loss on disposition of property	—	—	191	64	—	255
Asset impairment loss	—	—	—	24,000	—	24,000
Gain on sale of unconsolidated affiliates	—	—	—	(962)	—	(962)
Equity in losses (income) of affiliates	50,400	50,276	—	2,416	(100,676)	2,416
Deferred tax expense	131	—	—	—	—	131
Changes in operating assets and liabilities	3,283	(2)	(7,070)	(2,668)	(6,888)	(13,345)

Net cash (used) provided by operating activities	(4,507)	(126)	20,575	3,161	(6,888)	12,215

Investing activities:
Capital expenditures for property and equipment	—	—	(8,573)	(40,685)	—	(49,258)
Loan repayment from unconsolidated affiliate	—	—	—	9,225	—	9,225
Investment in unconsolidated affiliates	—	—	—	(303)	—	(303)
Proceeds from sale of interest in unconsolidated affiliate	—	—	—	6,000	—	6,000
Investment in development	—	—	834	—	—	834
Proceeds from sale of assets	—	—	—	66	—	66
Decrease in restricted cash	159	—	—	1	—	160
(Increase) decrease in escrows	—	—	(3,507)	124	—	(3,383)

Net cash provided (used) in investing activities	159	—	(11,246)	(25,572)	—	(36,659)

Financing activities:
Principal payments on long-term debt	—	—	(5,317)	(2,714)	—	(8,031)
Proceeds from issuance of long-term debt	—	—	95	44,068	6,888	51,051
Payment of loan costs	(218)	—	(5,149)	(6,527)	—	(11,894)
Advances from consolidating entities, net	4,827	8,385	(1,275)	(11,937)	—	—

Net cash provided (used) by financing activities	4,609	8,385	(11,646)	22,890	6,888	31,126

Net increase (decrease) in cash and cash equivalents	261	8,259	(2,317)	479	—	6,682
Cash and cash equivalents, beginning of period	4,762	6,279	727	2,463	—	14,231

Cash and cash equivalents, end of period	$5,023	$14,538	$(1,590)	$2,942	$—	$20,913

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2008
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net loss	$(40,725)	$(47,144)	$(2,659)	$(43,538)	$93,341	$(40,725)
Adjustment to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	154	—	25,136	20,791	—	46,081
Bad debt expense	—	—	1,240	65	—	1,305
Impairment loss on investment in affiliates	—	—	630	18,147	—	18,777
Goodwill impairment	—	1,410	—	16,020	—	17,430
Non-cash employee compensation expense	—	—	250	—	—	250
Loss on disposition of property	—	—	—	19	—	19
Equity in losses (income) of affiliates	47,144	46,197	—	4,421	(93,341)	4,421
Deferred tax benefit	(14,072)	—	—	—	—	(14,072)
Changes in operating assets and liabilities	(2,715)	(40)	491	(4,576)	6,888	48

Net cash (used) provided by operating activities	(10,214)	423	25,088	11,349	6,888	33,534

Investing activities:
Capital expenditures for property and equipment	—	—	(55,303)	(79,664)	—	(134,967)
Loan repayment from unconsolidated affiliate	—	—	—	3,168	—	3,168
Investment in affiliates	(1,180)	(53,430)	—	(9,250)	53,430	(10,430)
Investment in development	—	—	(2,255)	—	—	(2,255)
Decrease (increase) in restricted cash	1	—	55	(1)	—	55
(Increase) decrease in escrows	—	—	(724)	541	—	(183)

Net cash (used) provided in investing activities	(1,179)	(53,430)	(58,227)	(85,206)	53,430	(144,612)

Financing activities:
Principal payments on long-term debt	—	—	(55,375)	(1,919)	—	(57,294)
Proceeds from issuance of long-term debt	—	—	140,449	34,481	(6,888)	168,042
Payment of loan costs	(12)	—	(2,686)	(1,338)	—	(4,036)
Advances from consolidating entities, net	10,050	50,614	(49,387)	(11,277)	—	—
Equity contributions	—	—	—	53,430	(53,430)	—

Net cash provided (used) by financing activities	10,038	50,614	33,001	73,377	(60,318)	106,712

Net (decrease) increase in cash and cash equivalents	(1,355)	(2,393)	(138)	(480)	—	(4,366)
Cash and cash equivalents, beginning of period	6,117	8,672	865	2,943	—	18,597

Cash and cash equivalents, end of period	$4,762	$6,279	$727	$2,463	$—	$14,231

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain items included in our consolidated financial statements for each quarter of the years ended December, 31, 2010 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010:
Total Revenues	$70,679	$68,428	$81,118	$63,981
Net operating income (loss)	539	(318)	10,931	(22,413)
Net loss attributable to Great Wolf Resorts, Inc.	(8,065)	(12,760)	(993)	(29,191)
Basic loss per common share	$(0.26)	$(0.41)	$(0.03)	$(0.95)
Diluted loss per common share	$(0.26)	$(0.41)	$(0.03)	$(0.95)

We recorded an asset impairment loss in the fourth quarter of 2010 of $18,741.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Total Revenues	$62,307	$68,625	$76,827	$56,273
Net operating income (loss)	(2,450)	(581)	(15,491)	(5,941)
Net (loss) income attributable to Great Wolf Resorts, Inc.	(5,645)	(5,706)	(36,923)	(10,202)
Basic (loss) earnings per share	$(0.18)	$(0.18)	$(1.18)	$(0.33)
Diluted (loss) earnings per share	$(0.18)	$(0.18)	$(1.18)	$(0.33)

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation of our disclosure controls and procedures as of the end of the fourth quarter of 2010. In making this evaluation, we considered matters discussed below relating to internal control over financial reporting.

Changes in Internal Control

As discussed in the “Remediation of Material Weakness” section below, we have increased the level of detail in our reviews of complex calculations used to derive significant financial statement amounts or estimates. Except for this item, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2010.

Remediation of Material Weakness

As discussed in Item 9A of our Form 10-K for the year ended December 31, 2009, there was a material weakness in our internal control over financial reporting related to errors that occurred during the computation of the valuation allowance on certain deferred tax assets. Through the date of this filing, we have increased the level of detail in our reviews of complex calculations used to derive significant financial statement amounts or

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. We believe we have taken the appropriate steps necessary to remediate this material weakness relating to errors that occurred during the computation of the valuation allowance on certain deferred tax assts. We will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes we deem appropriate.

Conclusion

Management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Great Wolf Resorts, Inc.

We have audited Great Wolf Resorts, Inc.’s (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Milwaukee, Wisconsin
February 25, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

This information is hereby incorporated by reference to our 2011 Proxy Statement (under the headings “The Election of Directors,” “The Executive Officers,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Compliance”).

ITEM 11.	EXECUTIVE COMPENSATION

This information is hereby incorporated by reference to our 2011 Proxy Statement (under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference to our 2011 Proxy Statement (under the headings “Ownership Of Our Common Stock” and “Equity Compensation Plan Information”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is hereby incorporated by reference to our 2011 Proxy Statement (under the heading “Certain Relationships And Related Transactions”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to our 2011 Proxy Statement (under the heading “Relationship With Independent Public Accountants”).

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

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly K. Schaefer Kimberly K. Schaefer	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2011

/s/ James A. Calder James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Joseph V. Vittoria Joseph V. Vittoria	Chairman of the Board and Director	February 25, 2011

/s/ Elan Blutinger Elan Blutinger	Director	February 25, 2011

/s/ Randy L. Churchey Randy L. Churchey	Director	February 25, 2011

/s/ Edward H. Rensi Edward H. Rensi	Director	February 25, 2011

/s/ Howard A. Silver Howard A. Silver	Director	February 25, 2011

INDEX TO EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit
Number		Description

10.27		Note Purchase Agreement dated as of March 30, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP; and (iv) Deutsche Bank Securities, Inc., Banc of America Securities, LLC, Wells Fargo Securities, LLC and Credit Agricole Securities (USA) Inc. (incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q, filed May 5, 2010).
10.28		Indenture dated as of April 7, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP and (iv) U.S. Bank National Association, as trustee (incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q, filed May 5, 2010).
12	.1*	Statement of Computation of Ratios of Earnings of Fixed Charges.
21	.1*	List of Subsidiaries
23	.1*	Consent of Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)
31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.