Form 10-K/A
period 2010-12-31
Great Wolf Resorts, Inc.
filed 2011-03-08
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________.
Commission File Number 000-51064
GREAT WOLF RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0510250 (I.R.S. Employer Identification Number)

525 Junction Rd. Suite 6000 South, Madison, Wisconsin (Address of principal executive offices)	53717 (Zip Code)
registrant’s telephone number, including area code: 608-662-4700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $67,486,028 based on the closing price on the NASDAQ National Market for such shares.
The number of shares outstanding of the issuer’s common stock was 32,343,274 as of February 25, 2011.
Documents Incorporated by Reference:
Portions of the Proxy Statement for the 2011 Annual Meeting of the Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than April 30, 2011.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
This Amendment No.1 to the Annual Report on Form 10-K (this “Amendment”) of Great Wolf Resorts, Inc. amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the Securities and Exchange Commission on February 25, 2011 (the “Original 10-K”). This Amendment does not reflect a change in the results of operations of the registrant or in any information in the Original 10-K other than the Index to Exhibits, which was incorporated by reference in Item 15(a)(3) of the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of the Exhibit Index contained in Item 15(a)(3) of the Original 10-K is amended and restated in its entirety as set forth in this Amendment.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(3) Exhibits
     See Index to Exhibits
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
4.5
Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.6
Note Purchase Agreement dated as of March 30, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP; and (iv) Deutsche Bank Securities, Inc., Banc of America Securities, LLC, Wells Fargo Securities, LLC and Credit Agricole Securities (USA) Inc. (incorporated herein by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010)

4.7
Indenture governing the 10.875% First Mortgage Notes due 2017, dated as of April 7, 2010, by and among the Company and Great Wolf Finance as co-obligors, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010).

4.8
Security Agreement, dated as of April 7, 2010, by and among the loan parties from time to time party thereto and U.S. Bank National Association, as collateral agent (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.9
Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Mason Family Resorts, LLC, as Mortgagor to U.S. Bank National Association, in its capacity as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.10
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Lodge of Grapevine, LLC, as Trustor to Peter S. Graf, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.11
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Williamsburg SPE, LLC, as Trustor to Craig A. Johnson, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

10.1
License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2
Development Agreement, dated as of July 30, 2003, among the City of Sheboygan, Wisconsin, the Redevelopment Authority of the City of Sheboygan, Wisconsin, The Great Lakes Companies, Inc., Blue Harbor Resort Sheboygan, LLC, and Blue Harbor Resort Condominium, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

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

10.21
Loan Agreement dated April 30, 2008, among Great Wolf Lodge of the Carolinas, LLC, as borrower, Marshall Financial Group, as administrative agent, and the several banks and other financial institutions from time to time party thereto, as lenders (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 6, 2008).

10.22	Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009).

12.1**	Statement of Computation of Ratios of Earnings of Fixed Charges.

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

**	Copies of these exhibits are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011.

+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ KIMBERLY K. SCHAEFER
Kimberly K. Schaefer
Chief Executive Officer

Dated: March 8, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly K. Schaefer	Chief Executive Officer (Principal	March 8, 2011

Kimberly K. Schaefer	Executive Officer) and Director

/s/ James A. Calder	Chief Financial Officer (Principal	March 8, 2011

James A. Calder	Financial and Accounting Officer)

/s/ Joseph V. Vittoria	Chairman of the Board and Director	March 8, 2011

Joseph V. Vittoria

/s/ Elan Blutinger	Director	March 8, 2011

Elan Blutinger

/s/ Randy L. Churchey	Director	March 8, 2011

Randy L. Churchey

/s/ Edward H. Rensi	Director	March 8, 2011

Edward H. Rensi

/s/ Howard A. Silver	Director	March 8, 2011

Howard A. Silver