Form 10-Q
period 2011-03-31
Great Wolf Resorts, Inc.
filed 2011-05-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 32,471,526 as of May 5, 2011.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011

FORWARD-LOOKING STATEMENTS
     Some of the statements contained or that may be included in this report or in information we file with the Securities and Exchange Commission, or the SEC, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and those of the members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “might,” “will,” “could,” “plan,” “objective,” “predict,” “project,” “potential,” “continue,” “ongoing,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, competition in our market, changes in family vacation patterns and consumer spending habits, regional or national economic downturns, our ability to attract a significant number of guests from our target markets, economic conditions in our target markets, the impact of fuel costs and other operating costs, our ability to develop new resorts in desirable markets or further develop existing resorts on a timely and cost efficient basis, our ability to manage growth, including the expansion of our infrastructure and systems necessary to support growth, our ability to manage cash and obtain additional cash required for growth, the general tightening in the U.S. lending markets, potential accidents or injuries at our resorts, decreases in travel due to pandemic or other widespread illness, our ability to achieve or sustain profitability, downturns in our industry segment and extreme weather conditions, reductions in the availability of credit to indoor waterpark resorts generally or to us and our subsidiaries, increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage, our ability to protect our intellectual property, trade secrets and the value of our brands, and current and possible future legal restrictions and requirements. Further descriptions of these risks, uncertainties, and other matters can be found in our annual report and other reports filed from time to time with the SEC, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2010. We caution that the foregoing list of important factors is not complete and assumes no obligation to update any forward-looking statement that it may make.
     We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law. Past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,903	$36,988
Escrows	2,247	1,283
Accounts receivable, net of allowance for doubtful accounts of $11 and $13	2,751	3,278
Accounts receivable — affiliates	3,872	3,764
Inventory	7,728	6,871
Other current assets	9,629	4,619

Total current assets	73,130	56,803
Property and equipment, net	605,811	623,958
Investments in and advances to affiliates	24,472	25,131
Other assets	31,496	38,649
Intangible assets	26,716	26,697

Total assets	$761,625	$771,238

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$70,561	$70,083
Accounts payable	3,536	8,499
Accounts payable — affiliates	5	4
Accrued interest payable	13,989	8,085
Accrued expenses	21,835	20,434
Advance deposits	14,758	7,472
Other current liabilities	5,922	7,416

Total current liabilities	130,606	121,993
Mortgage debt	388,868	390,289
Other long-term debt	80,551	91,926
Deferred compensation liability	1,630	1,260

Total liabilities	601,655	605,468

Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 32,428,131 and 32,339,125 shares issued and outstanding	324	323
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	403,139	402,952
Accumulated deficit	(243,270)	(237,296)
Deferred compensation	(200)	(200)

Total Great Wolf Resorts stockholders’ equity	159,993	165,779
Noncontrolling interest	(23)	(9)

Total equity	159,970	165,770

Total liabilities and equity	$761,625	$771,238

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2011	2010
Revenues:
Rooms	$42,187	$40,771
Food and beverage	11,202	11,267
Other	11,179	9,739
Management and other fees	753	635
Management and other fees — affiliates	1,003	1,020

	66,324	63,432
Other revenue from managed properties	2,837	2,717
Other revenue from managed properties — affiliates	2,724	2,694

Total revenues	71,885	68,843

Operating expenses by department:
Rooms	6,047	5,786
Food and beverage	8,460	8,227
Other	9,417	8,050
Other operating expenses:
Selling, general and administrative	16,981	18,177
Property operating costs	8,424	8,624
Depreciation and amortization	13,248	14,146
Loss on disposition of property	—	10

	62,577	63,020
Other expenses from managed properties	2,837	2,717
Other expenses from managed properties — affiliates	2,724	2,694

Total operating expenses	68,138	68,431

Net operating income	3,747	412

Investment income — affiliates	(242)	(289)
Interest income	(55)	(252)
Interest expense	12,097	9,107

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	(8,053)	(8,154)
Income tax expense	5,002	181
Equity in income of unconsolidated affiliates, net of tax	(151)	(233)

Net loss from continuing operations	(12,904)	(8,102)
Discontinued operations, net of tax	(6,916)	(37)

Net loss	(5,988)	(8,065)
Net loss attributable to noncontrolling interest, net of tax	(14)	—

Net loss attributable to Great Wolf Resorts, Inc.	$(5,974)	$(8,065)

Basic loss per common share	$(0.19)	$(0.26)

Diluted loss per common share	$(0.19)	$(0.26)

Weighted average common shares outstanding:
Basic	31,194,900	30,837,867

Diluted	31,194,900	30,837,867

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three months ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(5,988)	$(8,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,349	14,020
Bad debt expense	14	134
Non-cash employee compensation and professional fees expense	583	544
Loss on disposition of property	—	10
Gain on disposition of property included in discontinued operations	(6,667)	—
Equity in income of unconsolidated affiliates	(147)	(228)
Deferred tax expense (benefit)	4,562	(220)
Changes in operating assets and liabilities:

Accounts receivable and other assets	(2,049)	(2,726)
Accounts payable, accrued expenses and other liabilities	5,311	9,326

Net cash provided by operating activities	8,968	12,795

Investing activities:
Capital expenditures for property and equipment	(701)	(3,781)
Loan repayment from unconsolidated affiliates	807	490
Proceeds from the sale of a discontinued operation	4,200	—
Investment in development	(67)	(162)

(Increase) decrease in restricted cash	(2,412)	1,537

Net cash provided by (used in) investing activities	1,827	(1,916)

Financing activities:
Principal payments on long-term debt	(756)	(3,931)
Proceeds from issuance of long-term debt	—	39
Payment of loan costs	(124)	(705)

Net cash used in financing activities	(880)	(4,597)

Net increase in cash and cash equivalents	9,915	6,282
Cash and cash equivalents, beginning of period	36,988	20,913

Cash and cash equivalents, end of period	$46,903	$27,195

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$6,269	$9,146
Cash paid for income taxes, net of refunds	$111	$104
Non-cash items:
Loan cost accruals	$—	$2,947
Transfer of fixed assets to inventory	$908	$—
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
Business Summary
     We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge® brand name. We have entered into licensing-and-management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.
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
     The following table presents an overview of our portfolio of resorts. As of March 31, 2011, we operate, manage and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

				Number
			Number of	of	Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opened	Suites	Units (1)	Area (2)

					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of March 31, 2011 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended March 31, 2011.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
     On March 24, 2011 we sold our Blue Harbor Resort in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 31, 2011, we no longer operate this resort or manage the condominium units there.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Certain 2010 amounts have been reclassified to conform to the 2011 presentation. A reclassification of the change in escrows which was presented separately on the condensed consolidated statements of cash flows has now been combined with the change in restricted cash. A reclassification of accrued interest from accrued expenses has been presented separately on the condensed consolidated balance sheets. As a result of the sale of our Blue Harbor Resort, we have included the operations and gain on sale of this resort in discontinued operations.

     Principles of Consolidation — The accompanying condensed consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
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

	March 31,	December 31,
	2011	2010
Goodwill related to the acquisition of the majority interest in CK	$1,366	$1,366

	$1,366	$1,366

     In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010 we have recorded $1,366 of goodwill. Goodwill is included within intangible assets on our condensed consolidated balance sheet.
     Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in 2010 we have a consolidated subsidiary with a noncontrolling interest.
     Discontinued Operations — We record the results of the operations of an entity that has been disposed of as a discontinued operation in the consolidated statements of operations when the operations and cash flows of the entity have been eliminated from the ongoing operations and we do not have any significant continuing involvement in the operations of the entity after the disposal transaction. During the three months ended March 31, 2011 we disposed of our Blue Harbor Resort property and have included that property’s operations and gain on sale in discontinued operations for all periods presented. The operations of Blue Harbor Resort were formerly included in our Resort Ownership/Operation segment.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. As of March 31, 2011, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.
     Segments — We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.

The following summarizes significant financial information regarding our segments:

		Resort
	Resort	Third-Party		Totals per
	Ownership/	Management		Financial
	Operation	/License	Other	Statements
Three months ended March 31, 2011
Revenues	$63,253	$7,317	$1,315	$71,885

Depreciation and amortization	(12,484)	—	(764)	(13,248)
Net operating income (loss)	4,237	1,756	(2,246)	3,747
Investment income — affiliates	—	—	—	(242)
Interest income	—	—	—	(55)
Interest expense	—	—	—	12,097

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(8,053)

Additions to long-lived assets	595	—	106	$701

Total assets	627,210	1,984	132,431	$761,625

		Resort
	Resort	Third-Party		Totals per
	Ownership/	Management		Financial
	Operation	/License	Other	Statements
Three months ended March 31, 2010
Revenues	$61,777	$7,066	$—	$68,843

Depreciation and amortization	(13,981)	—	(165)	(14,146)
Net operating income (loss)	926	1,656	(2,170)	412
Investment income — affiliates	—	—	—	(289)
Interest income	—	—	—	(252)
Interest expense	—	—	—	9,107

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(8,154)

Additions to long-lived assets	3,629	—	152	$3,781

Total assets	698,089	3,032	105,464	$806,585

     The Other column in the table includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles.
     Recent Accounting Pronouncements — In July 2010, the FASB issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires new disclosures that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. This guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In December 2010, the FASB issued guidance which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering certain qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This guidance is effective for impairment tests performed during fiscal years (and interim periods within those years) that begin after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In December 2010, the FASB issued guidance to address differences in the ways entities have interpreted disclosures about pro forma revenue and earnings in a business combination. This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period on or after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
3. INVESTMENT IN AFFILIATES
  Grand Mound Joint Venture
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At March 31, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $97,486. As of March 31, 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resorts.
     Summary financial data for this joint venture is as follows:

	March 31,	December 31,
	2011	2010
Balance sheet data:
Total assets	$141,678	$142,329
Total liabilities	$111,304	$112,307

	Three months ended
	March 31,
	2011	2010
Operating data:
Revenue	$11,225	$11,213
Operating expenses	$(9,687)	$(9,424)
Net income	$353	$517
     We have a receivable from the joint venture of $3,872 and $3,764 that relates primarily to accrued preferred equity returns and management fees as of March 31, 2011 and December 31, 2010, respectively. We had a payable to the joint venture of $5 and $4 as of March 31, 2011 and December 31, 2010, respectively.
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

          The following summarizes our analyses of entities in which we have a variable interest and that we have concluded are variable interest entities:
•	We have equity investments in and a loan to the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington. We manage that resort and we have concluded that the joint venture is a variable interest entity because the management fees we receive represent a variable interest. The management contract, however, does not provide us with power to direct the activities that most significantly impact the economic performance of the joint venture. As we lack the ability to direct the activities that most significantly affect the resort’s performance, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity at March 31, 2011. During the three months ended March 31, 2011 and 2010, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of March 31, 2011 is limited to the carrying value of our equity investments in and loans to the joint venture as of that date. The total carrying values of those items on our balance sheet as of March 31, 2011 is $24,472.

•	We have equity investments in two subsidiaries which are Delaware statutory trusts, both of which were used to issue trust preferred securities through private offerings. We have concluded that both of these trusts are variable interest entities. As we lack the ability to direct the activities that most significantly impact the trusts’ performance, however, we are not the primary beneficiary and therefore, we do not consolidate these entities at March 31, 2011. During the three months ended March 31, 2011 and 2010, we did not provide any support to these entities that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with these entities as of March 31, 2011 is limited to the carrying value of our equity investments in the entities as of that date. The total carrying values of those items on our balance sheet as of March 31, 2011 is $2,420.
5. ACQUISITION OF CREATIVE KINGDOMS
     In June, 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK) in exchange for all of the convertible indebtedness owed to us by CK. CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at nine of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.
     We have consolidated CK as we have a majority ownership interest in CK. We accounted for this business combination using the acquisition method of accounting, which requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. We have recorded the identifiable assets acquired, the liabilities assumed and the noncontrolling interest at amounts that approximate fair value. We have recorded $1,366 of goodwill, which represents the excess of (a) the consideration transferred and the fair value of any noncontrolling interest in the acquiree over (b) the net of the acquisition date fair values of the assets acquired and the liabilities assumed, less amounts established as a deferred tax asset.
6. SHARE-BASED COMPENSATION
     We recognized share-based compensation expense of $583 and $545, net of estimated forfeitures, for the three months ended March 31, 2011 and 2010, respectively. The total income tax expense recognized related to share-based compensation was $15 and $12 for the three months ended March 31, 2011 and 2010, respectively.
     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of March 31, 2011, total unrecognized compensation cost related to share-based compensation awards was $2,605, which we expect to recognize over a weighted average period of approximately 2.5 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At March 31, 2011, there were 464,493 shares available for future grants under the Plan.
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
     We recorded no stock option expense for the three months ended March 31, 2011 or 2010. There were no stock options granted during the three months ended March 31, 2011 or 2010. During the three months ended March 31, 2011, certain employees surrendered and cancelled 5,500 previously granted stock options.
     A summary of stock option activity during the three months ended March 31, 2011 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	36,000	$19.03	4.15 years
Exercised	—
Forfeited	(5,500)	$18.17

Outstanding at end of period	30,500	$19.19	3.93 years
Exercisable at end of period	30,500	$19.19	3.93 years
     At March 31, 2011 and 2010, the exercise prices of all of our outstanding and exercisable options were above our stock price. Therefore, there was no intrinsic value for our outstanding or exercisable shares at March 31, 2011 or 2010.
Market Condition Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.
     We granted 444,002 and 515,986 market condition share awards during the three months ended March 31, 2011 and 2010, respectively. We recorded share-based compensation expense of $205 and $209 for the three months ended March 31, 2011 and 2010, respectively.
     Of the 2011 market condition shares granted:
•	277,894 were based on our common stock’s performance in 2011 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. These shares vest ratably over a three-year period, 2011-2013. The per share fair value of these market condition shares was $2.35 as of the grant date.

     The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.25%
Expected stock price volatility	64.73%
Expected stock price volatility (small-cap stock index)	29.39%
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 10.6-month treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 11, 2009 through February 10, 2011.
•	83,054 were based on our common stock’s absolute performance during the three-year period 2010-2012. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.15 as of the grant date.
     The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.58%
Expected stock price volatility	64.73%
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 1.89-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period February 11, 2009 through February 10, 2011.
•	83,054 were based on our common stock’s performance in 2010-2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.19 as of the grant date.
     The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.58%
Expected stock price volatility	64.73%
Expected stock price volatility (small-cap stock index)	29.39%
     We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 1.89-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 11, 2009 through February 10, 2011.
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
Performance Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 92,633 and 111,020 performance shares during the three months ended March 31, 2011 and 2010, respectively. Shares granted in 2011 vest over a three year period, 2011-2013; and shares granted in 2010 vest over a three year period, 2010-2012.
     The per share fair value of performance shares granted during the three months ended March 31, 2011 and 2010 was $3.23 and $3.18, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $71 and $61 for the three months ended March 31, 2011 and 2010, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $16 and $9 during the three months ended March 31, 2011 and 2010, respectively, related to the shares not issued.
     Based on their achievement of certain individual and departmental performance goals:
•	Employees earned and were issued 96,305 performance shares in February 2011 related to the 2010 grants and

•	Employees earned and were issued 162,559 performance shares in March 2010 related to 2009 grants.
Deferred Compensation Awards
     Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. In 2008, one of the executives who had deferred a bonus payment resigned from our company. As a result, we have reclassified $2,000 previously recorded as deferred compensation to additional paid-in-capital.
     We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation (income) expense of $(6) and $10, for the three months ended March 31, 2011 and 2010, respectively.
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
     A summary of non-vested shares activity for the three months ended March 31, 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares balance at beginning of period	1,163,379	$3.12
Granted	96,305	$2.12
Forfeited	(15,000)	$6.21
Vested	(37,102)	$1.52

Non-vested shares balance at end of period	1,207,582	$3.05

     We recorded share-based compensation expense related to non-vested shares of $328 and $254 for the three ended March 31, 2011 and 2010, respectively.
     Our non-vested shares had an intrinsic value of $184 and $1,027 at March 31, 2011 and 2010, respectively.
     Vested Shares
     We have an annual short-term incentive plan for certain employees, in which they are provided the potential to earn cash bonus payments. In 2010 and 2009, certain of these employees had the option to elect to have some or all of their annual bonus compensation paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance.
•	In connection with the elections related to 2010 bonus amounts, we issued 33,545 shares in February 2011. We valued these shares at $96 based on the closing market value of our common stock on the date of the grant.

•	There were no shares issued in the three months ended March 31, 2010 related to 2009 bonus amounts.
     In 2010 and 2009, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. There was no non-cash professional fee expense recorded nor any shares issued related to these elections to receive shares in lieu of cash during the three months ended March 31, 2011. We recorded non-cash professional fees expense of $20 for the three months ended March 31, 2010, related to these elections to receive shares in lieu of cash. We issued 7,574 shares in the three months ended March 31, 2010.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,	December 31,
	2011	2010
Land and improvements	$57,665	$57,665
Building and improvements	417,086	420,316
Furniture, fixtures and equipment	338,417	341,741
Construction in process	741	623

	813,909	820,345
Less accumulated depreciation	(208,098)	(196,387)

Property and equipment, net	$605,811	$623,958

Depreciation expense for continuing operations was $12,163 and $12,320 for the three months ended March 31, 2011 and 2010, respectively.
8. LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$66,819	$67,236
Pocono Mountains mortgage loan	93,948	94,274
Concord mortgage loan	77,824	78,147
First mortgage notes (net of discount of $9,195 and $9,578)	220,805	220,422
Junior subordinated debentures	80,545	80,545
Other Long-Term Debt:
City of Sheboygan bonds	—	8,573
City of Sheboygan loan	—	3,054
Other	39	47

	539,980	552,298
Less current portion of long-term debt	(70,561)	(70,083)

Total long-term debt	$469,419	$482,215

     Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2011.
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
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the twelve-month period ended March 31, 2011, the DSCR for this loan was 1.01, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.
     In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement currently constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now established the traditional lock-box arrangement currently permitted under the loan, we have classified the entire outstanding principal balance of the loan as a current liability as of March 31, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of March 31, 2011, the loan is not in default and the entire principal balance is not due currently.
     At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $42,010 as of March 31, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $66,819 as of March 31, 2011.
     Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.

     Since we did not achieve a satisfactory modification of this loan, we expect to choose among several possible courses of action, including:
•	electing to continue the subsidization of debt service on this loan, if the cash flow provided by the properties to us through the lock-box arrangement is less than the debt service requirements of the loan;

•	attempting to refinance the existing loan, a step that we believe would result in materially lower proceeds than the current loan balance, thus requiring a significant paydown on the existing loan balance; or

•	continuing to operate the properties for some period of time, with the possibility of surrendering the two properties at some future date to the lender or a lender-appointed receiver in satisfaction of the loan balance.
     Given improved operating trends and performance at the properties during the three months ended March 31, 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2011 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2011 is to continue to operate these properties, assuming these trends continue.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2011.
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
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2011). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then the lender may require us to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at March 31, 2011.

     Great Wolf Resorts has provided a full payment guarantee of the Concord mortgage loan and a customary environmental indemnity. The loan also contains restrictions on our ability to make loans or capital contributions or any other investments in affiliates.
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
     The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (Issuers). The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
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
     Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The indenture governing the debentures contains limitations on our ability, without the consent of the holders of the debentures to make payments to our affiliates or for our affiliates to make payments to us, if a default exists. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debentures sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
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
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from these debentures sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.

     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.
     City of Sheboygan Bonds —The City of Sheboygan bonds represented the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the BANs.
     City of Sheboygan Loan — The City of Sheboygan loan amount represented a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the loan.
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2012	$5,401
2013	78,534
2014	3,359
2015	62,994
2016	1,620
Thereafter	397,267

Total	$549,175

     As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of March 31, 2011, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,659 in 2012, $1,789 in 2013, $1,914 in 2014, $61,457 in 2015.
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
     As of March 31, 2011, we estimate the total fair value of our long-term debt to be $61,275 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
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
     Options to purchase 30,500 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2011, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 719,561 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2011, because the market and/or performance criteria related to these shares had not been met at March 31, 2011.

     Basic and diluted earnings per common share are as follows:

	Three months ended
	March 31,
	2011	2010
Net loss attributable to Great Wolf Resorts, Inc.	$(5,974)	$(8,065)
Weighted average common shares outstanding — basic	31,194,900	30,837,867
Weighted average common shares outstanding — diluted	31,194,900	30,837,867
Net loss attributable to Great Wolf Resorts, Inc. per share — basic	$(0.19)	$(0.26)
Net loss attributable to Great Wolf Resorts, Inc. per share — diluted	$(0.19)	$(0.26)
11. DISCONTINUED OPERATIONS
     On March 24, 2011, we sold our Blue Harbor Resort in Sheboygan, Wisconsin to Claremont New Frontier Resort LLC (Claremont) for a purchase price of $4,200, less a $540 credit for purposes of real estate property tax payments to be made by Claremont for periods after the closing. We paid $2,000 to the City of Sheboygan with respect to real estate taxes relating to the Sheboygan property and contributed $300 toward a lease termination fee payable to a tenant at the property.
     In connection with the construction of the Blue Harbor Resort, we had entered into agreements with the City of Sheboygan and the Redevelopment Authority of the City of Sheboygan whereby the City funded certain costs of construction. In exchange, we guaranteed certain levels of real and personal property tax payments, as well as room tax payments, from Blue Harbor Resort.
     In connection with the closing, the existing agreements with the City of Sheboygan and the Redevelopment Authority were terminated and we were released from all of our obligations under these agreements.
     As a result of the sale, we have included the operations of the Blue Harbor Resort in discontinued operations for all periods presented.
     A summary of balance sheet data and operating activity related to discontinued operations is as follows:

	March 23,	December 31,
	2011	2010
Balance sheet data:
Total assets	$6,463	$8,742
Total liabilities	$13,587	$14,121
     Included in total assets at December 31, 2010 is $5,775 of property and equipment. Included in total liabilities at December 31, 2010 is $11,627 of other long-term debt. As part of the sales transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

		Three months
	January 1 -	ended
	March 23,	March 31,
	2011	2010
Revenues	$1,578	$1,836
Operating expenses	(1,424)	(1,709)
Gain on sale	6,667	—
Interest expense, net of interest income	(76)	(91)
Income tax benefit	171	1

Income from discontinued operations, net of tax	$6,916	$37

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     In April 2010, our subsidiaries, GWR Operating Partnership, LLLP and Great Wolf Finance Corp. were co-issuers (the Issuer) with respect to $230,000 in principal amount of 10.875% first mortgage notes. In connection with the issuance, certain of our subsidiaries (the Subsidiary Guarantors) have guaranteed the first mortgage notes. Certain of our other subsidiaries (the Non-Guarantor Subsidiaries) have not guaranteed the first mortgage notes.
     The following tables present the condensed consolidating balances sheets of the Company (Parent), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of March 31, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010 and the condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010.
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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,031	$36,100	$(3,243)	$4,015	$—	$46,903
Escrows	—	—	—	2,247	—	2,247
Accounts receivable	59	—	1,750	942	—	2,751
Accounts receivable — affiliates	—	—	1,257	2,615	—	3,872
Accounts receivable — consolidating entities	10,927	464,500	382,908	174,470	(1,032,805)	—
Inventory	—	—	2,949	4,779	—	7,728
Other current assets	1,187	—	2,220	6,222	—	9,629

Total current assets	22,204	500,600	387,841	195,290	(1,032,805)	73,130
Property and equipment, net	—	—	346,734	259,077	—	605,811
Investments in consolidating entities	211,429	265,216	—	—	(476,645)	—
Investments in and advances to affiliates	—	—	—	24,472	—	24,472
Other assets	12,615	7,725	7,601	3,555	—	31,496
Intangible assets	1,365	—	4,668	20,683	—	26,716

Total assets	$247,613	$773,541	$746,844	$503,077	$(1,509,450)	$761,625

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$33	$70,528	$—	$70,561
Accounts payable	89	—	1,393	2,054	—	3,536
Accounts payable — affiliates	—	—	—	5	—	5
Accounts payable — consolidating entities	2,517	328,685	577,217	124,386	(1,032,805)	—
Accrued interest payable	717	12,506	—	766	—	13,989
Accrued expenses	515	116	12,227	8,977	—	21,835
Advance deposits	—	—	6,902	7,856	—	14,758
Other current liabilities	3,237	—	1,023	1,662	—	5,922

Total current liabilities	7,075	341,307	598,795	216,234	(1,032,805)	130,606
Mortgage debt	—	220,805	—	168,063	—	388,868
Other long-term debt	80,545	—	6	—	—	80,551
Deferred compensation liability	—	—	1,630	—	—	1,630

Total liabilities	87,620	562,112	600,431	384,297	(1,032,805)	601,655
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	324	—	—	—	—	324
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	403,139	456,693	163,514	293,179	(913,386)	403,139
Accumulated deficit	(243,270)	(245,264)	(17,101)	(174,376)	436,741	(243,270)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	159,993	211,429	146,413	118,803	(476,645)	159,993
Noncontrolling interest	—	—	—	(23)	—	(23)

Total equity	159,993	211,429	146,413	118,780	(476,645)	159,970

Total liabilities and equity	$247,613	$773,541	$746,844	$503,077	$(1,509,450)	$761,625

CONSOLIDATING BALANCE SHEET
December 31, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,047	$24,168	$(328)	$3,101	$—	$36,988
Escrows	—	—	—	1,283	—	1,283
Accounts receivable	88	—	1,615	1,575	—	3,278
Accounts receivable — affiliates	—	—	1,369	2,395	—	3,764
Accounts receivable — consolidating entities	12,747	462,941	304,775	151,770	(932,233)	—
Inventory	—	—	2,593	4,278	—	6,871
Other current assets	192	—	1,512	2,915	—	4,619

Total current assets	23,074	487,109	311,536	167,317	(932,233)	56,803
Property and equipment, net	—	—	352,689	271,269	—	623,958
Investments in consolidating entities	210,356	257,151	—	—	(467,507)	—
Investments in and advances to affiliates	—	—	—	25,131	—	25,131
Other assets	17,274	7,948	7,070	6,357	—	38,649
Intangible assets	1,365	—	4,668	20,664	—	26,697

Total assets	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$33	$70,050	$—	$70,083
Accounts payable	151	—	5,543	2,805	—	8,499
Accounts payable — affiliates	—	—	1	3	—	4
Accounts payable — consolidating entities	423	314,488	510,186	107,136	(932,233)	—
Accrued interest payable	723	6,253	—	1,109	—	8,085
Accrued expenses	287	689	11,534	7,924	—	20,434
Advance deposits	—	—	2,522	4,950	—	7,472
Other current liabilities	4,161	—	1,111	2,144	—	7,416

Total current liabilities	5,745	321,430	530,930	196,121	(932,233)	121,993
Mortgage debt	—	220,422	—	169,867	—	390,289
Other long-term debt	80,545	—	14	11,367	—	91,926
Deferred compensation liability	—	—	1,260	—	—	1,260

Total liabilities	86,290	541,852	532,204	377,355	(932,233)	605,468
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	323	—	—	—	—	323
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	402,952	456,693	163,514	293,179	(913,386)	402,952
Accumulated deficit	(237,296)	(246,337)	(19,755)	(179,787)	445,879	(237,296)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	165,779	210,356	143,759	113,392	(467,507)	165,779
Noncontrolling interest	—	—	—	(9)	—	(9)

Total equity	165,779	210,356	143,759	113,383	(467,507)	165,770

Total liabilities and equity	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three month ended March 31, 2011
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$20,142	$22,045	$—	$42,187
Food and beverage	—	—	5,521	5,681		11,202
Other	—	—	4,941	6,238	—	11,179
Management and other fees	155	—	5,728	18	(5,148)	753
Management and other fees — affiliates	—	—	1,003	—	—	1,003

	155	—	37,335	33,982	(5,148)	66,324
Other revenue from managed properties	—	—	2,837	—	—	2,837
Other revenue from managed properties — affiliates	—	—	2,724	—	—	2,724

Total revenues	155	—	42,896	33,982	(5,148)	71,885

Operating expenses by department:
Rooms	—	—	3,400	3,494	(847)	6,047
Food and beverage	—	—	4,268	4,192	—	8,460
Other	—	—	3,964	5,453	—	9,417
Other operating expenses:
Selling, general and administrative	893	33	12,479	7,794	(4,218)	16,981
Property operating costs	—	—	4,113	4,311	—	8,424
Depreciation and amortization	38	326	6,353	6,531	—	13,248

	931	359	34,577	31,775	(5,065)	62,577
Other expenses from managed properties	—	—	2,837	—	—	2,837
Other expenses from managed properties — affiliates	—	—	2,724	—	—	2,724

Total operating expenses	931	359	40,138	31,775	(5,065)	68,138

Net operating (loss) income	(776)	(359)	2,758	2,207	(83)	3,747
Investment income — affiliates	—	—	—	(242)	—	(242)
Interest income	(49)	(3)	—	(3)	—	(55)
Interest expense	1,584	6,636	—	3,877	—	12,097

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,311)	(6,992)	2,758	(1,425)	(83)	(8,053)
Income tax (benefit) expense	4,736	—	104	162	—	5,002
Equity in (income) loss of affiliates, net of tax	(1,073)	(8,065)	—	(151)	9,138	(151)

Net (loss) income from continuing operations	(5,974)	1,073	2,654	(1,436)	(9,221)	(12,904)
Discontinued operations, net of tax	—	—	—	(6,833)	(83)	(6,916)

Net (loss) income	(5,974)	1,073	2,654	5,397	(9,138)	(5,988)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(14)	—	(14)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(5,974)	$1,073	$2,654	$5,411	$(9,138)	$(5,974)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$19,114	$21,657	$—	$40,771
Food and beverage	—	—	5,662	5,605	—	11,267
Other	—	—	4,796	4,943	—	9,739
Management and other fees	117	—	5,541	12	(5,035)	635
Management and other fees — affiliates	—	—	1,020	—	—	1,020

	117	—	36,133	32,217	(5,035)	63,432
Other revenue from managed properties	—	—	2,717	—	—	2,717
Other revenue from managed properties — affiliates	—	—	2,694	—	—	2,694

Total revenues	117	—	41,544	32,217	(5,035)	68,843

Operating expenses by department:
Rooms	—	—	3,269	3,335	(818)	5,786
Food and beverage	—	—	4,232	3,995	—	8,227
Other	—	—	3,945	4,105	—	8,050
Other operating expenses:
Selling, general and administrative	715	39	13,323	8,219	(4,119)	18,177
Property operating costs	—	—	4,105	4,519	—	8,624
Depreciation and amortization	38	—	7,602	6,506	—	14,146
Loss on disposition of property	—	—	10	—	—	10

	753	39	36,486	30,679	(4,937)	63,020
Other expenses from managed properties	—	—	2,717	—	—	2,717
Other expenses from managed properties — affiliates	—	—	2,694	—	—	2,694

Total operating expenses	753	39	41,897	30,679	(4,937)	68,431

Net operating (loss) income	(636)	(39)	(353)	1,538	(98)	412
Investment income — affiliates	—	—	—	(289)	—	(289)
Interest income	(251)	(1)	—	—	—	(252)
Interest expense	1,578	—	3,600	3,929	—	9,107

Loss from continuing operations before income taxes and equity income of unconsolidated in affiliates	(1,963)	(38)	(3,953)	(2,102)	(98)	(8,154)
Income tax expense (benefit)	(193)	—	115	259	—	181
Equity in affiliates, net of tax	6,295	6,257	—	(233)	(12,552)	(233)

Net (loss) income from continuing operations	(8,065)	(6,295)	(4,068)	(2,128)	12,454	(8,102)
Discontinued operations, net of tax	—	—	—	61	(98)	(37)

Net (loss) income	$(8,065)	$(6,295)	$(4,068)	$(2,189)	$12,552	$(8,065)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2011
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net (loss) income	$(5,974)	$1,073	$2,654	$5,397	$(9,138)	$(5,988)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	38	326	6,353	6,632	—	13,349
Bad debt expense	—	—	(3)	17	—	14
Non-cash employee compensation and professional fees expense	—	—	583	—	—	583
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)	—	(6,667)
Equity in (income) losses of affiliates	(1,073)	(8,065)	—	(147)	9,138	(147)
Deferred tax benefit	4,562	—	—	—	—	4,562
Changes in operating assets and liabilities	(483)	5,680	(634)	(1,301)	—	3,262

Net cash (used in) provided by operating activities	(2,930)	(986)	8,953	3,931	—	8,968

Investing activities:
Capital expenditures for property and equipment	—	—	(691)	(10)	—	(701)
Loan repayment from unconsolidated affiliates	—	—	—	807	—	807
Investment in development	—	—	(67)	—	—	(67)
Proceeds from the sale of a discontinued operation	—	—	—	4,200	—	4,200
Increase in restricted cash	(1,000)	—	—	(1,412)	—	(2,412)

Net cash (used in) provided by investing activities	(1,000)	—	(758)	3,585	—	1,827

Financing activities:
Principal payments on long-term debt	—	383	(8)	(1,131)	—	(756)
Payment of loan costs	—	(103)	—	(21)	—	(124)
Advances from consolidating entities, net	3,914	12,638	(11,102)	(5,450)	—	—

Net cash provided by (used in) financing activities	3,914	12,918	(11,110)	(6,602)	—	(880)

Net (decrease) increase in cash and cash equivalents	(16)	11,932	(2,915)	914	—	9,915
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	—	36,988

Cash and cash equivalents, end of period	$10,031	$36,100	$(3,243)	$4,015	$—	$46,903

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net (loss) income	$(8,065)	$(6,295)	$(4,068)	$(2,189)	$12,552	$(8,065)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	38	—	7,602	6,380	—	14,020
Bad debt expense	—	—	127	7	—	134
Non-cash employee compensation expense	—	—	544	—	—	544
Loss on disposition of property	—	—	10	—	—	10
Equity in losses (income) of unconsolidated affiliates	6,295	6,257	—	(228)	(12,552)	(228)
Deferred tax benefit	(220)	—	—	—	—	(220)
Changes in operating assets and liabilities	(1,342)	(207)	2,217	5,932	—	6,600

Net cash (used in) provided by operating activities	(3,294)	(245)	6,432	9,902	—	12,795

Investing activities:
Capital expenditures for property and equipment	—	—	(1,196)	(2,585)	—	(3,781)
Loan repayment from unconsolidated affiliate	—	—	—	490	—	490
Investment in development	—	—	(162)	—	—	(162)
Decrease (increase) in restricted cash	—	—	2,091	(554)	—	1,537

Net cash provided by (used in) investing activities	—	—	733	(2,649)	—	(1,916)

Financing activities:
Principal payments on long-term debt	—	—	(3,183)	(748)	—	(3,931)
Proceeds from issuance of long-term debt	—	—	—	39	—	39
Payment of loan costs	57	(9)	(743)	(10)	—	(705)
Advances from consolidating entities, net	8,227	267	(2,082)	(6,412)	—	—

Net cash provided by (used in) financing activities	8,284	258	(6,008)	(7,131)	—	(4,597)

Net increase in cash and cash equivalents	4,990	13	1,157	122	—	6,282
Cash and cash equivalents, beginning of period	5,023	14,538	(1,590)	2,942	—	20,913

Cash and cash equivalents, end of period	$10,013	$14,551	$(433)	$3,064	$—	$27,195

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. We operate and license resorts under our Great Wolf Lodge brand name and have entered into licensing arrangements with third-parties to operate resorts under the Great Wolf Lodge brand name. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities.
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
     On March 24, 2011, we sold our Blue Harbor Resort in Sheboygan, Wisconsin to Claremont New Frontier Resort LLC (Claremont) for a purchase price of $4,200, less a $540 credit for purposes of real estate property tax payments to be made by Claremont for periods after the closing. We paid $2,000 to the City of Sheboygan with respect to real estate taxes relating to the Sheboygan property and contributed $300 toward a lease termination fee payable to a tenant at the property.
     The following table presents an overview of our portfolio of resorts. As of March 31, 2011, we operate, manage and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of March 31, 2011 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended March 31, 2011.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
     On March 24, 2011 we sold our Blue Harbor Resort in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to Claremont at no fee. As of March 31, 2011, we no longer operate this resort or manage the condominium units there.

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
     While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of June 2010 indicates that there are 144 open indoor waterpark resort properties in the United States and Canada. Of the total, 51 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 51 properties, 11 are Great Wolf Lodges.
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
     The resorts we plan to develop, acquire, license and/or operate in the future may require significant industry knowledge and/or substantial capital resources. Our external growth strategy going forward is to seek joint venture, licensing and management opportunities. We expect each of the joint venture arrangements would involve us having a minority or no ownership interest in the new resort. We believe there are opportunities to capitalize on our existing brand and operational platforms with lower capital requirements from us than if we were to be a sole or majority owner of the new resort.
     Our primary business objective is to increase long-term stockholder value. We believe we can increase stockholder value by executing our internal and external growth strategies. Our primary internal growth strategies are:
•	leveraging our competitive advantages and increasing domestic geographic diversification through a licensing-based business model and joint venture investments in target markets;

•	expanding our brand footprint internationally;

•	selective sales/dispositions of ownership interests/recycling of capital;

•	expanding and enhancing existing resorts;

•	continuing to innovate;

•	maximizing total resort revenues;

•	minimizing total resort costs;

•	building upon our existing brand awareness and loyalty; and

•	expanding operations of our majority-owned subsidiary, Creative Kingdoms.
     In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These include:
•	attracting suitable joint venture partners;

•	development, acquisition, conversion and/or licensing of properties;

•	increases in costs of constructing, operating and maintaining resorts we own or manage;

•	competition from other entertainment companies, both within and outside our industry segment;

•	external economic risks, including family vacation patterns and trends; and

•	the other risks described in our annual report on Form 10-K under Item 1A, “Risk Factors.” For a complete discussion of forward-looking statements, see the “Forward-Looking Statements” section that immediately follows the table of contents.
     We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.
     Our business model is highly dependent on consumer spending, because the substantial majority of our revenues are earned from leisure guests, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past several years, the slowdown in the U.S. economy and accompanying economic recession has generally led to a decrease in credit available to consumers and a related decrease in consumer confidence and consumer discretionary spending. These trends generally continued through early 2011 as consumers have experienced several negative economic impacts over the past few years, including:
•	continued turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	increasing energy and commodity prices (particularly food) in 2010 and 2011;

•	a high national unemployment rate;

•	a continuing decline in the national average of home prices and an increase in the national home foreclosure rate; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2010.
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

in that region over the past few years and may continue to do so going forward. Although we have taken steps to reduce our operating costs at these resorts and regional economic conditions appear to have improved recently, we believe the general regional economic downturn has and may continue to have an impact on the operating performance of our Traverse City and Sandusky resorts.

•	In 2010, the master servicer for our loan that is secured by our Traverse City and Kansas City resorts implemented a lock-box cash management arrangement due to the properties not meeting a minimum debt service coverage ratio test under the loan. The loan is not in default and the outstanding principal balance is not due currently, but accounting rules require us to classify the entire loan balance as a current liability as of March 31, 2011. We recorded an $18,741 impairment charge in 2010 related to our Traverse City and Kansas City resorts to reflect a decline in their estimated fair value. Although the operating performance of the two properties securing this loan has improved in 2011, we expect the properties to continue to feel the effects of the regional economic declines experienced over the past several years and to produce operating results below what they had produced prior to 2008.

•	Our Wisconsin Dells property has been significantly impacted by the abundance of competing indoor waterpark resorts in that market. The Wisconsin Dells market has approximately 16 indoor waterpark resorts that compete with us. We believe this large number of competing properties in a relatively small tourist destination location has and will likely continue to have an adverse impact on the operating performance of our Wisconsin Dells resort.

•	We experienced much lower than expected occupancy and lower than expected average daily room rates at our Sheboygan, Wisconsin property since its opening in 2004. We believe this operating weakness was primarily attributable to the fact that the overall development of downtown Sheboygan as a tourist destination lagged materially behind our initial expectations. We believe this materially impacted the consumer demand for our indoor waterpark resort in that market and the operations of the resort. We recorded a $24,000 impairment charge in 2009 relating to our Sheboygan resort and, in March 2011, we disposed of this resort.
     Our external growth strategies are based primarily on:
•	developing additional indoor waterpark resorts,

•	converting existing indoor waterpark resorts to our brands (in conjunction with joint venture partners), or by,

•	licensing our intellectual property and proprietary management systems to others.
     Developing and building resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of financing for ground-up construction. Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors and/or developers may be more restrictive in the future and that terms of construction financing may be less favorable than was the case through 2008. Although we believe that we and other investors and/or developers may be able to continue to obtain construction financing sufficient to execute development strategies, we expect that the more difficult credit market environment is likely to continue at least through 2011.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, and depreciation and amortization (EBITDA). Rooms revenue accounted for approximately 65% of our total consolidated resort revenue for the three months ended March 31, 2011. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
•	monitoring our historical trends for occupancy and estimating our high occupancy night,

•	offering the highest discounts to previous guests in off-peak periods to build customer loyalty and enhance our ability to charge higher rates in peak periods,

•	structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials,

•	monitoring sales of room types daily to evaluate the effectiveness of offered discounts, and

•	offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.
     In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.
     We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:
•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR;

•	total revenue per occupied room, or Total RevPOR;

•	total revenue per available room, or Total RevPAR;

•	non-rooms revenue per occupied room; and

•	earnings before interest, taxes, depreciation and amortization, or EBITDA.
     Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:
•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.
     Total RevPOR, Total RevPAR and Non-rooms revenue per occupied room are defined as follows:
•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.

•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Non-rooms revenue per occupied room is calculated by taking the difference between Total RevPOR and ADR.

     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2011, approximately 35% of our total consolidated resort revenues consisted of non-rooms revenue.
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
     We also use EBITDA as a measure of the operating performance of each of our resorts. EBITDA is a supplemental financial measure and is not defined by accounting principles generally accepted in the United States (GAAP). See “Non-GAAP Financial Measures” below for further discussion of our use of EBITDA and a reconciliation of net loss.
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

	March 31,	December 31,
	2011	2010
Goodwill related to the acquisition of the majority interest in CK	$1,366	$1,366

	$1,366	$1,366

     In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010 we have recorded $1,366 of goodwill. Goodwill is included within intangible assets on our condensed consolidated balance sheet.
     Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of March 31, 2011.
     Discontinued Operations — We record the results of the operations of an entity that has been disposed of as a discontinued operation in the consolidated statements of operations when the operations and cash flows of the entity have been eliminated from the ongoing operations and we do not have any significant continuing involvement in the operations of the entity after the disposal transaction. During the three months ended March 31, 2011 we disposed of our Blue Harbor Resort property and have included that property’s operations and gain on sale in discontinued operations for all periods presented.
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. As of March 31, 2011, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.
     For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Except as described above, there have been no material changes in any of our critical accounting policies since December 31, 2010.
Recent Accounting Pronouncements
     In July 2010, the FASB issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires new disclosures that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. This guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In December 2010, the FASB issued guidance which (1) does not prescribe a specific method of calculating the carrying carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering certain qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This guidance is effective for impairment tests performed during fiscal years (and interim periods within those years) that begin after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In December 2010, the FASB issued guidance to address differences in the ways entities have interpreted disclosures about pro forma revenue and earnings in a business combination. This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period on or after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Non-GAAP Financial Measures

     We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income plus (a) net interest expense from continuing operations and discontinued operations, (b) income taxes from continuing operations and discontinued operations, and (c) depreciation and amortization from continuing operations and discontinued operations.
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
     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with GAAP. Because depreciation and amortization are non-cash items, we believe that presentation of EBITDA is a useful measure of our operating performance;

•	it is widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results.
     Our management uses EBITDA:
•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results;

•	for planning purposes, including the preparation of our annual operating budget;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of other acquisitions and dispositions.
     Some of these limitations are:
•	it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and EBITDA does not reflect any cash requirements for such replacements or improvements;

•	it is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	it does not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
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
EBITDA is not intended as an alternative to net income (loss) as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with GAAP or as an alternative to cash flow provided by operating activities as a measure of liquidity. You should therefore not place undue reliance on our EBITDA-based measure or ratios calculated using those measures. Our GAAP-based measures can be found in our consolidated financial statements and the related notes, included elsewhere in this report.
     The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented.

	Three months ended
	March 31,
	2011	2010
Net loss attributable to Great Wolf Resorts, Inc.	$(5,974)	$(8,065)
Adjustments:
Interest expense, net of interest income	12,117	8,946
Income tax expense	4,826	175
Depreciation and amortization	13,349	14,020

EBITDA	$24,318	$15,076

Results of Operations
General
     Our financial information includes:
•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary which is a developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interest in the Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.
Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs, recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
          Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and our CK subsidiary (beginning June 2010) and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.
Three months ended March 31, 2011, compared with the three months ended March 31, 2010
The following table shows key operating statistics for our resorts for the three months ended March 31, 2011 and 2010:

	All
	Properties (a)	Same Store Comparison (b)
	2011	2011	2010	$	%
Occupancy	61.4%	62.5%	60.4%	N/A	3.5%
ADR	$262.64	$265.12	$260.75	$4.37	1.7%
RevPAR	$161.33	$165.60	$157.39	$8.21	5.2%
Total RevPOR	$403.88	$406.33	$402.28	$4.05	1.0%
Total RevPAR	$248.10	$253.80	$242.82	$10.98	4.5%
Non-rooms revenue per occupied room	$141.24	$141.21	$141.53	$(0.32)	(0.2)%

(a)	Includes results for properties all owned, managed and/or licensed resorts. All Property operating statistics include our Blue Harbor Resort in Sheboygan, WI, through March 23, 2011. We sold Blue Harbor Resort on March 24, 2011.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2011 and 2010 (that is, all properties other than our Sheboygan resort).
     The positive changes in key operating statistics for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, appear to be the result of stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns, as well as increased consumer demand overall for our properties.

     Presented below are selected amounts from the statements of operations for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010	Increase/ (Decrease)
Revenues	$71,885	$68,843	$3,042
Operating expenses:
Departmental operating expenses	23,924	22,063	1,861
Selling, general and administrative	16,981	18,177	(1,196)
Net operating income	3,747	412	3,335
Interest expense, net of interest income	12,042	8,855	3,187
Income tax expense	5,002	181	4,821
Discontinued operations, net of tax	(6,916)	(37)	(6,879)
Net loss attributable to Great Wolf Resorts, Inc.	(5,974)	(8,065)	2,091
     Revenues. Total revenues increased due to the following:
•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business; and

•	The inclusion of CK as a consolidated subsidiary following our acquisition of a 62.4% equity interest in June 2010. We had no similar revenues from CK for the three months ended March 31, 2010.
     Operating expenses.
•	Departmental operating expenses increased by $1,861 in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due primarily to the acquisition of CK.

•	Total selling, general and administrative expenses decreased by $1,196 in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to less corporate and resort sales and marketing expense, which is partially due to a shift to a later spring break-related travel in 2011.
     Net operating income. During the three months ended March 31, 2011, we had net operating income of $3,747 as compared to a net operating income of $412 for the three months ended March 31, 2010
Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. decreased due to:
•	An increase in net operating income of $3,335; and
During the three months ended March 31, 2011 we disposed of our Blue Harbor Resort in Sheboygan, WI and have included the property’s operations in discontinued operations for the three months ended March 31, 2011 and 2010. Included in discontinued operations for the three months ended March 31, 2011 is the gain on sale of $6,667.
These increases were partially offset by:
•	An increase in net interest expense of $3,187, mainly due to interest expense related to our first mortgage notes issued in April 2010; and

•	An increase in income tax expense of $4,821 recorded in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in income tax expense was mainly due to an increase in our valuation allowance of $4,772, as a result of our sale of Blue Harbor Resort. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.
Segments
     We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.
     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended
	March 31,
	2011	2010	Increase
Resort Ownership/Operation
Revenues	$63,253	$61,777	$1,476
EBITDA	23,342	14,811	8,531

Resort Third-Party Management/License
Revenues	7,317	7,066	251
EBITDA	1,756	1,655	101

Other
Revenues	1,315	—	1,315
EBITDA	(780)	(1,390)	610
     The Other column in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments.
Liquidity and Capital Resources
     We had total indebtedness of $539,980 and $552,298 as of March 31, 2011 and December 31, 2010, respectively, summarized as follows:

	March 31,	December 31,
	2011	2010
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$66,819	$67,236
Pocono Mountains mortgage loan	93,948	94,274
Concord mortgage loan	77,824	78,147
First mortgage notes (net of discount of $9,195 and $9,578)	220,805	220,422
Junior subordinated debentures	80,545	80,545
Other Long-Term Debt:

	March 31,	December 31,
	2011	2010
City of Sheboygan bonds	—	8,573
City of Sheboygan loan	—	3,054
Other	39	47

	539,980	552,298
Less current portion of long-term debt	(70,561)	(70,083)

Total long-term debt	$469,419	$482,215

     Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2011.
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
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the twelve-month period ended March 31, 2011, the DSCR for this loan was 1.01, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.
     In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement currently constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now established the traditional lock-box arrangement currently permitted under the loan, we have classified the entire outstanding principal balance of the loan as a current liability as of March 31, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of March 31, 2011, the loan is not in default and the entire principal balance is not due currently.
     At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $42,010 as of March 31, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $66,819 as of March 31, 2011.
     Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.
     Since we did not achieve a satisfactory modification of this loan, we expect to choose among several possible courses of action, including:
•	electing to continue the subsidization of debt service on this loan, if the cash flow provided by the properties to us through the lock-box arrangement is less than the debt service requirements of the loan;

•	attempting to refinance the existing loan, a step that we believe would result in materially lower proceeds than the current loan balance, thus requiring a significant paydown on the existing loan balance; or

•	continuing to operate the properties for some period of time, with the possibility of surrendering the two properties at some future date to the lender or a lender-appointed receiver in satisfaction of the loan balance.
     Given improved operating trends and performance at the properties during the three months ended March 31, 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2011 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2011 is to continue to operate these properties, assuming these trends continue.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2011.
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
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of March 31, 2011). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then the lender may require us to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at March 31, 2011.
     Great Wolf Resorts has provided a full payment guarantee of the Concord mortgage loan and a customary environmental indemnity. The loan also contains restrictions on our ability to make loans or capital contributions or any other investments in affiliates.
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
     The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (Issuers). The Notes are guaranteed by Great Wolf Resorts, Inc. and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
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
     Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The indenture governing the debentures contains limitations on our ability, without the consent of the holders of the debentures to make payments to our affiliates or for our affiliates to make payments to us, if a default exists. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debentures sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.
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
     Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The costs of the TPS offering totaled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. These costs are being amortized over a 10-year period. The proceeds from these debentures sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.
     Issue trusts, like Trust I and Trust III (collectively, the Trusts), are generally variable interests. We have determined that we are not the primary beneficiary under the Trusts, and accordingly we do not include the financial statements of the Trusts in our consolidated financial statements.
     Based on the foregoing accounting authority, our consolidated financial statements present the debentures issued to the Trusts as long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.
     City of Sheboygan Bonds —The City of Sheboygan bonds represented the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the BANs.
     City of Sheboygan Loan — The City of Sheboygan loan amount represented a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the loan.
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
March 31,
2012	$5,401
2013	78,534
2014	3,359
2015	62,994
2016	1,620
Thereafter	397,267

Total	$549,175

     As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of March 31, 2011, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,659 in 2012, $1,789 in 2013, $1,914 in 2014, $61,457 in 2015.
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
     Other than debt maturities, our largest long-term expenditures are expected to be for capital expenditures for development of future resorts, capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $701 for the three months ended March 31, 2011. We expect to have approximately $8,000 of such expenditures for the rest of 2011. As discussed above, we expect to meet these requirements primarily through a combination of cash provided by operations and cash on hand.

     We currently project that the combination of our cash on hand plus cash provided by operations in 2011 will be sufficient to meet the short-term liquidity requirements, as described above. Based on our current projections, however, we do not believe that we will have sufficient excess amounts of cash available in 2011 in order either to begin development of any new resorts or to make material cash capital contributions to new joint ventures that would develop or acquire resorts that we would license and manage. Also, due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund any required equity contribution to a project. Furthermore, the indenture which governs our first mortgage notes imposes significant restrictions on our ability to invest in the development of new resorts or joint ventures that may acquire or develop resorts. We believe these factors will result in our not making any significant cash outlays in the remainder of 2011 for development of new resorts or capital contributions to new joint ventures that develop or acquire resorts.
Off Balance Sheet Arrangements
     We have one unconsolidated joint venture arrangement at March 31, 2011. We account for our unconsolidated joint venture using the equity method of accounting.
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At March 31, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $97,486. As of March 31, 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resorts.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2011:

	Payment Terms
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations (1)	$761,624	$40,911	$152,247	$129,216	$439,250
Operating lease obligations	3,995	957	1,627	947	464
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$766,887	$41,868	$153,874	$130,163	$440,982

(1)	Amounts include interest (for fixed rate debt) and principal.
If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital

     We had $46,903 of available cash and cash equivalents and working capital deficit of $57,476 (current assets less current liabilities) at March 31, 2011, compared to the $36,988 of available cash and cash equivalents and a working capital deficit of $65,190 at December 31, 2010. The primary reason for the working capital deficit as of March 31, 2011 and December 31, 2010 was the classification of our Traverse City/Kansas City mortgage loan (principal balance of $66,819) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties, as discussed above.
Cash Flows
     Three months ended March 31, 2011, compared with the three months ended March 31, 2010

	2011	2010	Increase/ (Decrease)
Net cash provided by operating activities	$8,968	$12,795	$(3,827)
Net cash provided by (used in) investing activities	1,827	(1,916)	3,743
Net cash used in financing activities	(880)	(4,597)	3,717
     Operating Activities. The decrease in net cash provided by operating activities resulted primarily from a decrease in accounts payable, accrued expenses and other liabilities during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     Investing Activities. The increase in net cash provided by investing activities for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, resulted primarily from a decrease in capital expenditures related to our properties that are in service and in development as well as a decrease in restricted cash and proceeds received from our sale of our Sheboygan resort.
     Financing Activities. The decrease in net cash used in financing activities resulted primarily from less principal payments made on long-term debt, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
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
     As of March 31, 2011, we had total indebtedness of $539,980. This debt consisted of:
•	$66,819 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%. This loan matures in January 2015.

•	$93,948 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%. This loan matures in January 2017.

•	$77,824 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at March 31, 2011. This loan matures in April 2012.

•	$220,805 (net of discount of $9,195) of first mortgage notes that are secured by first priority liens on three of our resorts. This debt bears interest at 10.875%. The notes are due April 2017.

•	$51,550 of subordinated notes that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated notes that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$39 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.
     As of March 31, 2011, we estimate the total fair value of the indebtedness described above to be $61,275 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     At March 31, 2011 all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of March 31, 2011, as LIBOR plus the loans’ basis points would not increase or decrease above the minimum rate floor.
     During the three months ended March 31, 2011, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of March 31, 2011, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2011. We have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the applicable period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
We were not in default of our obligations upon any senior securities during the applicable period.

ITEM 4.	[Removed and Reserved]

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
10.1	Separation Agreement and Release between Great Wolf Resorts, Inc. and J. Michael Schroeder dated February 17, 2011.

10.2	Purchase Agreement for Blue Harbor Resort, Sheboygan, Wisconsin between Claremont New Frontier Resort, LLC and Blue Harbor Resort Sheboygan, LLC dated March 17, 2011.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: May 5, 2011