Form 10-Q
period 2011-06-30
Great Wolf Resorts, Inc.
filed 2011-08-05
CIK 1294538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-51064

GREAT WOLF RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0510250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Junction Road, Suite 6000 South	53717
Madison, Wisconsin 53717 (Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock was 32,566,895 as of August 5, 2011.

Great Wolf Resorts, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2011
INDEX

		Page
		No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57
	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	[Removed and Reserved]	58
Item 5.	Other Information	58
Item 6.	Exhibits	58
Signatures		60
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FORWARD-LOOKING STATEMENTS
     Some of the statements contained or that may be included in this report or in information we file with the Securities and Exchange Commission, or the SEC, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and those of the members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “might,” “will,” “could,” “plan,” “objective,” “predict,” “project,” “potential,” “continue,” “ongoing,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, competition in our market, changes in family vacation patterns and consumer spending habits, regional or national economic downturns or other economic disruptions, our ability to attract a significant number of guests from our target markets, economic conditions in our target markets, the impact of fuel costs and other operating costs, our ability to develop new resorts in desirable markets or further develop existing resorts on a timely and cost efficient basis, our ability to manage growth, including the expansion of our infrastructure and systems necessary to support growth, our ability to manage cash and obtain additional cash required for growth, the general tightening in the U.S. lending markets, potential accidents or injuries at our resorts, decreases in travel due to pandemic or other widespread illness, our ability to achieve or sustain profitability, downturns in our industry segment and extreme weather conditions, reductions in the availability of credit to indoor waterpark resorts generally or to us and our subsidiaries, increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage, our ability to protect our intellectual property, trade secrets and the value of our brands, and current and possible future legal restrictions and requirements. Further descriptions of these risks, uncertainties, and other matters can be found in our annual report and other reports filed from time to time with the SEC, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2010. We caution that the foregoing list of important factors is not complete, and we assume no obligation to update any forward-looking statement that we may make.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,332	$36,988
Escrows	2,979	1,283
Accounts receivable, net of allowance for doubtful accounts of $4 and $13	4,428	3,278
Accounts receivable — affiliates	3,427	3,764
Inventory	8,342	6,871
Other current assets	8,297	4,619

Total current assets	65,805	56,803
Property and equipment, net	596,445	623,958
Investments in and advances to affiliates	24,818	25,131
Other assets	30,704	38,649
Intangible assets	26,698	26,697

Total assets	$744,470	$771,238

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$88,542	$70,083
Accounts payable	3,963	8,499
Accounts payable — affiliates	9	4
Accrued interest payable	7,711	8,085
Accrued expenses	20,419	20,434
Advance deposits	13,375	7,472
Other current liabilities	5,484	7,416

Total current liabilities	139,503	121,993
Mortgage debt	369,177	390,289
Other long-term debt	80,545	91,926
Deferred compensation liability	1,683	1,260

Total liabilities	590,908	605,468

Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 32,567,090 and 32,339,125 shares issued and outstanding	326	323
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	403,582	402,952
Accumulated deficit	(250,101)	(237,296)
Deferred compensation	(200)	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	153,607	165,779
Noncontrolling interest	(45)	(9)

Total equity	153,562	165,770

Total liabilities and equity	$744,470	$771,238

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rooms	$44,831	$38,428	$87,018	$79,199
Food and beverage	11,989	11,125	23,191	22,392
Other	11,539	9,920	22,718	19,659
Management and other fees	654	559	1,407	1,194
Management and other fees — affiliates	1,024	960	2,027	1,980

	70,037	60,992	136,361	124,424
Other revenue from managed properties	2,945	2,854	5,782	5,571
Other revenue from managed properties — affiliates	2,743	2,759	5,467	5,453

Total revenues	75,725	66,605	147,610	135,448

Operating expenses by department:
Rooms	6,576	5,770	12,623	11,556
Food and beverage	9,289	8,426	17,749	16,653
Other	9,145	8,224	18,562	16,274
Other operating expenses:
Selling, general and administrative	16,924	13,951	33,905	32,128
Property operating costs	8,856	7,788	17,280	16,412
Depreciation and amortization	13,315	17,018	26,563	31,164
Loss on disposition of assets	1,038	9	1,038	19

	65,143	61,186	127,720	124,206
Other expenses from managed properties	2,945	2,854	5,782	5,571
Other expenses from managed properties — affiliates	2,743	2,759	5,467	5,453

Total operating expenses	70,831	66,799	138,969	135,230

Net operating income (loss)	4,894	(194)	8,641	218
Investment income — affiliates	(220)	(276)	(462)	(565)
Interest income	(51)	(178)	(106)	(430)
Interest expense	12,108	11,997	24,205	21,104

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	(6,943)	(11,737)	(14,996)	(19,891)
Income tax expense	134	178	5,136	359
Equity in (income) loss of unconsolidated affiliates, net of tax	(332)	210	(483)	(23)

Net loss from continuing operations	(6,745)	(12,125)	(19,649)	(20,227)
Discontinued operations, net of tax	107	595	(6,809)	558

Net loss	(6,852)	(12,720)	(12,840)	(20,785)
Net (income) loss attributable to noncontrolling interest, net of tax	(21)	40	(35)	40

Net loss attributable to Great Wolf Resorts, Inc.	$(6,831)	$(12,760)	$(12,805)	$(20,825)

Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.22)	$(0.39)	$(0.63)	$(0.65)
(Loss) income from discontinued operations, net of tax	0.00	$(0.02)	$0.22	$(0.02)

Basic and diluted loss per common share	$(0.22)	$(0.41)	$(0.41)	$(0.67)

Weighted average common shares outstanding:

Basic and diluted	31,330,726	31,000,179	31,262,813	30,919,023
See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six months ended
	June 30,
	2011	2010
Operating activities:
Net loss	$(12,840)	$(20,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,664	31,130
Bad debt expense	25	193
Non-cash employee compensation and professional fees expense	1,130	1,061
Loss on disposition of assets	1,038	19
Gain on disposition of property included in discontinued operations	(6,667)	—
Equity in income of unconsolidated affiliates	(494)	(22)
Deferred tax expense (benefit)	4,589	(224)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(4,893)	(3,482)
Accounts payable, accrued expenses and other liabilities	(3,826)	10,380

Net cash provided by operating activities	4,726	18,270

Investing activities:
Capital expenditures for property and equipment	(5,174)	(6,229)
Loan repayment from unconsolidated affiliates	807	490
Investment in affiliate	—	(10)
Investment in development	(168)	(358)
Proceeds from the sale of a discontinued operation	4,200	—
Proceeds from sale of assets	—	15
Cash acquired in acquisition of Creative Kingdoms, LLC	—	324
(Increase) decrease in restricted cash	(335)	3,161

Net cash used in investing activities	(670)	(2,607)

Financing activities:
Principal payments on long-term debt	(2,471)	(215,941)
Proceeds from issuance of long-term debt	—	219,337
Payment of loan costs	(241)	(9,562)

Net cash used in financing activities	(2,712)	(6,166)

Net increase in cash and cash equivalents	1,344	9,497
Cash and cash equivalents, beginning of period	36,988	20,913

Cash and cash equivalents, end of period	$38,332	$30,410

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$24,657	$16,543
Cash paid for income taxes, net of refunds	$591	$404
Non-cash items:
Loan cost accruals	$—	$1,076
Conversion of note receivable and accrued interest to equity investment	$—	$9,963
Transfer of fixed assets to inventory	$1,883	$—

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
Business Summary
     We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge® brand name. We have entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.
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
     The following table presents an overview of our portfolio of resorts. As of June 30, 2011, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

				Number
			Number of	of	Indoor
	Ownership		Guest	Condo	Entertainment
	Percentage	Opened	Suites	Units (1)	Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000

Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of June 30, 2011 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and six months ended June 30, 2011.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
     On March 24, 2011 we sold our Blue Harbor Resort in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 24, 2011, we no longer operated this resort or managed the condominium units there.
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
     Certain 2010 amounts have been reclassified to conform to the 2011 presentation.
•	On our condensed consolidated balance sheet, we have reclassified and presented as a separate line item accrued interest payable, which was previously included with accrued expenses;

•	As a result of the sale of our Blue Harbor Resort, we have included the operations and gain on sale of this resort in discontinued operations in our condensed consolidated statements of operations; and

•	On our condensed consolidated statement of cash flows, we have reclassified the change in escrows to present them as a part of the change in restricted cash, where before we presented that change in escrows as a separate line item.
     Principles of Consolidation — The accompanying condensed consolidated financial statements include all of the accounts of Great Wolf Resorts, Inc. and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. During the six months ended June 30, 2011, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.
     Segments — We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.
The following summarizes significant financial information regarding our segments:

		Resort
	Resort	Third-Party		Totals per
	Ownership/	Management		Financial
	Operation	/License	Other	Statements
Three months ended June 30, 2011
Revenues	$67,208	$7,366	$1,151	$75,725

Depreciation and amortization	(12,554)	—	(761)	(13,315)
Net operating income (loss)	3,606	1,679	(391)	4,894
Investment income — affiliates	—	—	—	(220)
Interest income	—	—	—	(51)
Interest expense	—	—	—	12,108

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(6,943)

Additions to long-lived assets	4,367	—	106	$4,473

		Resort
	Resort	Third-Party		Totals per
	Ownership/	Management		Financial
	Operation	/License	Other	Statements
Six months ended June 30, 2011
Revenues	$130,461	$14,683	$2,466	$147,610

Depreciation and amortization	(25,038)	—	(1,525)	(26,563)
Net operating income (loss)	7,843	3,435	(2,637)	8,641
Investment income — affiliates	—	—	—	(462)
Interest income	—	—	—	(106)
Interest expense	—	—	—	24,205

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(14,996)

Additions to long-lived assets	4,962	—	212	$5,174

Total assets	620,802	1,719	121,949	$744,470

		Resort
	Resort	Third-Party		Totals per
	Ownership/	Management		Financial
	Operation	/License	Other	Statements
Three months ended June 30, 2010
Revenues	$58,605	$7,132	$868	$66,605

Depreciation and amortization	(16,324)	—	(694)	(17,018)
Net operating income (loss)	(1,444)	1,518	(268)	(194)
Investment income — affiliates	—	—	—	(276)
Interest income	—	—	—	(178)
Interest expense	—	—	—	11,997

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(11,737)

Additions to long-lived assets	1,961	—	487	$2,448

		Resort
	Resort	Third-Party		Totals per
	Ownership/	Management		Financial
	Operation	/License	Other	Statements
Six months ended June 30, 2010
Revenues	$120,382	$14,198	$868	$135,448

Depreciation and amortization	(30,305)	—	(859)	(31,164)
Net operating income (loss)	(517)	3,174	(2,439)	218
Investment income — affiliates	—	—	—	(565)
Interest income	—	—	—	(430)
Interest expense	—	—	—	21,104

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(19,891)

Additions to long-lived assets	5,790	—	439	$6,229

Total assets	685,381	3,565	116,926	$805,872

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
     In May 2011, the FASB issued guidance that clarifies and changes the application of various fair value measurement principles and disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
3. INVESTMENT IN AFFILIATES
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At June 30, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $96,750. As of June 30, 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resorts.
     Summary financial data for this joint venture is as follows:

	June 30,	December 31,
Balance sheet data:	2011	2010
Total assets	$140,315	$142,329
Total liabilities	$109,182	$112,307

	Three months ended		Six months ended
	June 30,		June 30,
Operating data:	2011	2010	2011	2010
Revenue	$11,440	$10,563	$22,665	$21,776
Operating expenses	$(9,552)	$(10,957)	$(19,239)	$(20,381)
Net income	$759	$(457)	$1,111	$60
     We have a receivable from the joint venture of $3,427 and $3,764 that relates primarily to accrued preferred equity returns and management fees as of June 30, 2011 and December 31, 2010, respectively. We had a payable to the joint venture of $9 and $4 as of June 30, 2011 and December 31, 2010, respectively.
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
          The following summarizes our analyses of entities in which we have a variable interest and that we have concluded are variable interest entities:
•	We have an equity investment in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington. We manage that resort and we have concluded that the joint venture is a variable interest entity because the management fees we receive represent a variable interest. The management contract, however, does not provide us with power to direct the activities that most significantly impact the economic performance of the joint venture. As we lack the ability to direct the activities that most significantly affect the resort’s performance, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity at June 30, 2011. During the three and six months ended June 30, 2011 and 2010, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of June 30, 2011 is limited to the carrying value of our equity investments in the joint venture as of that date. The total carrying values of those items on our balance sheet as of June 30, 2011 is $24,818.

•	We have equity investments in two subsidiaries which are Delaware statutory trusts, both of which were used to issue trust preferred securities through private offerings. We have concluded that both of these trusts are variable interest entities. As we lack the ability to direct the activities that most significantly impact the trusts’ performance, we are not the primary beneficiary and therefore, we do not consolidate these entities at June 30, 2011. During the three and six months ended June 30, 2011 and 2010, we did not provide any support to these entities that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with these entities as of June 30, 2011 is limited to the carrying value of our equity investments in the entities as of that date. The total carrying values of those items on our balance sheet as of June 30, 2011 is $2,420.
5. ACQUISITION OF CREATIVE KINGDOMS
     In June 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK) in exchange for all of the convertible indebtedness owed to us by CK. CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at nine of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.
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
6. SHARE-BASED COMPENSATION
     We recognized share-based compensation expense of $547 and $1,130, net of estimated forfeitures, for the three and six months ended June 30, 2011, respectively. The total income tax expense recognized related to share-based compensation was $12 and $25 for the three and six months ended June 30, 2011, respectively.

     We recognized share-based compensation expense of $516 and $1,061, net of estimated forfeitures, for the three and six months ended June 30, 2010, respectively. The total income tax expense recognized related to share-based compensation was $9 and $19 for the three and six months ended June 30, 2010, respectively.
     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of June 30, 2011, total unrecognized compensation cost related to share-based compensation awards was $2,542, which we expect to recognize over a weighted average period of approximately 2.8 years.
     The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At June 30, 2011, there were 325,896 shares available for future grants under the Plan.
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
     We recorded no stock option expense for the three and six months ended June 30, 2011 or 2010. There were no stock options granted during the three and six months ended June 30, 2011 or 2010. During the six months ended June 30, 2011, certain employees surrendered and cancelled 5,500 previously granted stock options.
     A summary of stock option activity during the six months ended June 30, 2011 is:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Number of shares under option:
Outstanding at beginning of period	36,000	$19.03	4.15 years
Exercised	—
Forfeited	(5,500)	$18.17

Outstanding at end of period	30,500	$19.19	3.68 years
Exercisable at end of period	30,500	$19.19	3.68 years
     At June 30, 2011 and 2010, the exercise prices of all of our outstanding and exercisable stock options were above our stock price. Therefore, there was no intrinsic value for our outstanding and exercisable stock options at June 30, 2011 or 2010.
Market Condition Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.
     We granted 444,002 and 515,986 market condition share awards during the six months ended June 30, 2011 and 2010, respectively. We recorded share-based compensation expense of $183 and $388 for the three and six months ended June

30, 2011, respectively. We recorded share-based compensation expense of $178 and $387 for the three and six months ended June 30, 2010, respectively.
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
Performance Share Awards
     Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 92,633 and 111,020 performance shares during the six months ended June 30, 2011 and 2010, respectively. Shares granted in 2011 vest over a three year period, 2011-2013; and shares granted in 2010 vest over a three year period, 2010-2012.
     The per share fair value of performance shares granted during the six months ended June 30, 2011 and 2010 was $3.23 and $3.18, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $71 and $142 for the three and six months ended June 30, 2011, respectively. We recorded share-based compensation expense of $61 and $122 for the three and six months ended June 30, 2010, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $16 and $9 during the six months ended June 30, 2011 and 2010, respectively, related to the shares not issued.

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
     We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation expense of $11 and $5, for the three and six months ended June 30, 2011, respectively. We recorded negative share-based compensation expense of $13 and $3, for the three and six months ended June 30, 2010, respectively.
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
     A summary of non-vested shares activity for the six months ended June 30, 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares balance at beginning of period	1,163,379	$3.12
Granted	292,365	$2.41
Forfeited	(42,000)	$4.67
Vested	(230,057)	$3.65

Non-vested shares balance at end of period	1,183,687)	$3.11

     We recorded share-based compensation expense related to non-vested shares of $260 and $588 for the three and six months ended June 30, 2011, respectively. We recorded share-based compensation expense related to non-vested shares of $290 and $544 for the three and six ended June 30, 2010, respectively.
     Our non-vested shares had an intrinsic value of $631 and $353 at June 30, 2011 and 2010, respectively.
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
     In 2011 and 2010, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $22 for the six months ended June 30, 2011, related to these elections to receive shares in lieu of cash. We recorded non-cash professional fees expense of $20 for the six months ended June 30, 2010, related to these elections to receive shares in lieu of cash. We issued 10,118 and 7,574 shares in the six months ended June 30, 2011 and 2010, respectively, related these elections.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,
	2011	December 31, 2010
Land and improvements	$57,665	$57,665
Building and improvements	417,376	420,316
Furniture, fixtures and equipment	340,684	341,741
Construction in process	822	623

	816,547	820,345
Less accumulated depreciation	(220,102)	(196,387)

Property and equipment, net	$596,445	$623,958

Depreciation expense for continuing operations was $12,234 and $12,320 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense for continuing operations was $24,397 and $24,578 for the six months ended June 30, 2011 and 2010, respectively.

8. LONG-TERM DEBT
     Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$66,421	$67,236
Pocono Mountains mortgage loan	93,646	94,274
Concord mortgage loan	76,433	78,147
First mortgage notes (net of discount of $8,812 and $9,578)	221,188	220,422
Junior subordinated debentures	80,545	80,545
Other Long-Term Debt:
City of Sheboygan bonds	—	8,573
City of Sheboygan loan	—	3,054
Other	31	47

	538,264	552,298
Less current portion of long-term debt	(88,542)	(70,083)

Total long-term debt	$449,722	$482,215

     Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2011.
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
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the twelve-month period ended June 30, 2011, the DSCR for this loan was 1.08, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.
     In September 2010, the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now implemented a lock-box arrangement, we have classified the entire outstanding principal balance of the loan as a current liability as of June 30, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of June 30, 2011, the loan is not in default and the principal balance is not due currently.

     At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $40,456 as of June 30, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $66,421 as of June 30, 2011.
     Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.
     Given improved operating trends and performance at the properties during the three and six months ended June 30, 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2011 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2011 is to continue to operate these properties, assuming these trends continue.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2011.
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

     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2011). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then the lender may require us to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at June 30, 2011.
     On July 15, 2011, we repaid $20,433 of the amounts outstanding under the above-described loan using cash on hand and refinanced the remaining $56,000 outstanding with a new loan secured by our Concord resort due in 2014. See Subsequent Event footnote.
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
     The Notes are senior obligations of GWR Operating Partnership, L.L.L.P. and Great Wolf Finance Corp (Issuers). The Notes are guaranteed by Great Wolf Resorts and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
     The Notes require that we satisfy certain tests in order to among other things: (i) incur additional indebtedness; (ii) make distributions from GWR Operating Partnership, L.L.L.P. to Great Wolf Resorts, Inc.; (iii) repurchase the equity interests in GWR Operating Partnership, L.L.L.P. or to prepay the subordinated debt of GWR Operating Partnership, L.L.L.P. or its subsidiaries; (iv) make investments, (v) enter into affiliate transactions, (vi) sell assets other than in the ordinary course of business or (vii) merge. We are currently restricted from these activities with certain carve-outs, as provided in the indenture.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2012	$23,809
2013	4,449
2014	4,915
2015	115,403
2016	1,646
Thereafter	396,854

Total	$547,076

     As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of June 30, 2011, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,688 in 2012, $1,819 in 2013, $1,947 in 2014, $60,967 in 2015.
     Due to the refinancing of our Concord mortgage loan subsequent to June 30, 2011, we have not included the balance of the mortgage loan in the future maturities due through June 30, 2012, except for the principal payments due under the refinanced loan through June 30, 2012 and a principal pay down on the existing loan of $20,433 that was made as part of the refinancing of the Concord mortgage loan.
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
     As of June 30, 2011, we estimate the total fair value of our long-term debt to be $56,789 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. We estimate our fair value using Level 2 inputs such as quoted market prices or prices quoted from third-party financial institutions. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
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
     Options to purchase 30,500 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2011, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 719,561 shares of common stock that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011, because the market and/or performance criteria related to these shares had not been met at June 30, 2011.

Basic and diluted earnings per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(6,724)	$(12,165)	$(19,614)	$(20,267)
(Loss) income from discontinued operations, net of tax	(107)	(595)	6,809	(558)

Net loss attributable to Great Wolf Resorts, Inc.	$(6,831)	$(12,760)	$(12,805)	$(20,825)

Weighted average common shares outstanding — basic and diluted	31,330,726	31,000,179	31,262,813	30,919,023
Loss attributable to loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax per shares — basis and diluted	$(0.22)	$(0.39)	$(0.63)	$(0.65)
(Loss) income attributable to discontinued operations, net of tax — basic and diluted	0.00	$(0.02)	$0.22	$(0.02)

Net loss attributable to Great Wolf Resorts, Inc. per share — basic and diluted	$(0.22)	$(0.41)	$(0.41)	$(0.67)

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
     In connection with the closing, the existing agreements with the City of Sheboygan and the Redevelopment Authority were terminated, and we were released from all of our obligations under these agreements.
     As a result of the sale, we have included the operations of the Blue Harbor Resort in discontinued operations for all periods presented. The operation of the Blue Harbor Resort was included in our Resort ownership/operation segment.
     A summary of balance sheet data and operating activity related to discontinued operations is as follows:

	March 23,	December 31,
Balance sheet data:	2011	2010
Total assets	$6,463	$8,742
Total liabilities	$13,587	$14,121
     Included in total assets at December 31, 2010 is $5,775 of property and equipment. Included in total liabilities at December 31, 2010 is $11,627 of other long-term debt. As part of the sales transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

	Six months ended
	June 30,
	2011	2010
Revenues	$1,578	$3,659
Operating expenses	(1,360)	(3,655)
Gain on sale	6,667	—
Interest expense, net of interest income	(76)	(552)
Income tax expense	—	(10)

Income (loss) from discontinued operations, net of tax	$6,809	$(558)

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     In April 2010, our subsidiaries, GWR Operating Partnership, L.L.L.P and Great Wolf Finance Corp. were co-issuers (the Issuer) with respect to $230,000 in principal amount of 10.875% first mortgage notes. In connection with the issuance, certain of our subsidiaries (the Subsidiary Guarantors) have guaranteed the first mortgage notes. Certain of our other subsidiaries (the Non-Guarantor Subsidiaries) have not guaranteed the first mortgage notes.
     The following tables present the condensed consolidating balances sheets of the Company (Parent), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of June 30, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three and six months ended June 30, 2011 and 2010 and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010.
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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2011
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,025	$26,476	$(2,274)	$4,105	$—	$38,332
Escrows	—	—	—	2,979	—	2,979
Accounts receivable	582	—	2,337	1,509	—	4,428
Accounts receivable — affiliates	—	—	590	2,837	—	3,427
Accounts receivable — consolidating entities	10,925	466,938	455,693	191,369	(1,124,925)	—
Inventory	—	—	2,841	5,501	—	8,342
Other current assets	1,266	—	3,756	3,275	—	8,297

Total current assets	22,798	493,414	462,943	211,575	(1,124,925)	65,805
Property and equipment, net	—	—	341,733	254,712	—	596,445
Investments in consolidating entities	206,531	267,334	—	—	(473,865)	—
Investments in and advances to affiliates	—	—	—	24,818	—	24,818
Other assets	12,597	7,390	7,604	3,113	—	30,704
Intangible assets	1,365	—	4,668	20,665	—	26,698

Total assets	$243,291	$768,138	$816,948	$514,883	$(1,598,790)	$744,470

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$31	$88,511	$—	$88,542
Accounts payable	310	—	2,057	1,596	—	3,963
Accounts payable — affiliates	—	—	1	8	—	9
Accounts payable — consolidating entities	4,781	334,152	640,937	145,055	(1,124,925)	—
Accrued interest payable	723	6,253	—	735	—	7,711
Accrued expenses	505	14	11,254	8,646	—	20,419
Advance deposits	—	—	7,245	6,130	—	13,375
Other current liabilities	2,820	—	1,022	1,642	—	5,484

Total current liabilities	9,139	340,419	662,547	252,323	(1,124,925)	139,503
Mortgage debt	—	221,188	—	147,989	—	369,177
Other long-term debt	80,545	—	—	—	—	80,545
Deferred compensation liability	—	—	1,683	—	—	1,683

Total liabilities	89,684	561,607	664,230	400,312	(1,124,925)	590,908
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock	326	—	—	—	—	326
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	403,582	456,693	163,514	293,179	(913,386)	403,582
Accumulated deficit	(250,101)	(250,162)	(10,796)	(178,563)	439,521	(250,101)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	153,607	206,531	152,718	114,616	(473,865)	153,607
Noncontrolling interest	—	—	—	(45)	—	(45)

Total equity	153,607	206,531	152,718	114,571	(473,865)	153,562

Total liabilities and equity	$243,291	$768,138	$816,948	$514,883	$(1,598,790)	$744,470

CONSOLIDATING BALANCE SHEET
December 31, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,047	$24,168	$(328)	$3,101	$—	$36,988
Escrows	—	—	—	1,283	—	1,283
Accounts receivable	88	—	1,615	1,575	—	3,278
Accounts receivable — affiliates	—	—	1,369	2,395	—	3,764
Accounts receivable — consolidating entities	12,747	462,941	304,775	151,770	(932,233)	—
Inventory	—	—	2,593	4,278	—	6,871
Other current assets	192	—	1,512	2,915	—	4,619

Total current assets	23,074	487,109	311,536	167,317	(932,233)	56,803
Property and equipment, net	—	—	352,689	271,269	—	623,958
Investments in consolidating entities	210,356	257,151	—	—	(467,507)	—
Investments in and advances to affiliates	—	—	—	25,131	—	25,131
Other assets	17,274	7,948	7,070	6,357	—	38,649
Intangible assets	1,365	—	4,668	20,664	—	26,697

Total assets	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$33	$70,050	$—	$70,083
Accounts payable	151	—	5,543	2,805	—	8,499
Accounts payable — affiliates	—	—	1	3	—	4
Accounts payable — consolidating entities	423	314,488	510,186	107,136	(932,233)	—
Accrued interest payable	723	6,253	—	1,109	—	8,085
Accrued expenses	287	689	11,534	7,924	—	20,434
Advance deposits	—	—	2,522	4,950	—	7,472
Other current liabilities	4,161	—	1,111	2,144	—	7,416

Total current liabilities	5,745	321,430	530,930	196,121	(932,233)	121,993
Mortgage debt	—	220,422	—	169,867	—	390,289
Other long-term debt	80,545	—	14	11,367	—	91,926
Deferred compensation liability	—	—	1,260	—	—	1,260

Total liabilities	86,290	541,852	532,204	377,355	(932,233)	605,468
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock	323	—	—	—	—	323
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	402,952	456,693	163,514	293,179	(913,386)	402,952
Accumulated deficit	(237,296)	(246,337)	(19,755)	(179,787)	445,879	(237,296)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	165,779	210,356	143,759	113,392	(467,507)	165,779
Noncontrolling interest	—	—	—	(9)	—	(9)

Total equity	165,779	210,356	143,759	113,383	(467,507)	165,770

Total liabilities and equity	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2011
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$23,286	$21,545	$—	$44,831
Food and beverage	—	—	6,546	5,443		11,989
Other	—	—	5,409	6,130	—	11,539
Management and other fees	128	—	5,904	6	(5,384)	654
Management and other fees — affiliates	—	—	1,024	—	—	1,024

	128	—	42,169	33,124	(5,384)	70,037
Other revenue from managed properties	—	—	2,945	—	—	2,945
Other revenue from managed properties — affiliates	—	—	2,743	—	—	2,743

Total revenues	128	—	47,857	33,124	(5,384)	75,725

Operating expenses by department:
Rooms	—	—	3,849	3,627	(900)	6,576
Food and beverage	—	—	5,102	4,187	—	9,289
Other	—	—	4,378	4,767	—	9,145
Other operating expenses:
Selling, general and administrative	645	35	12,010	8,633	(4,399)	16,924
Property operating costs	—	—	3,999	4,857	—	8,856
Depreciation and amortization	39	347	6,381	6,548	—	13,315
Loss on disposition of assets	—	—	21	1,017	—	1,038

	684	382	35,740	33,636	(5,299)	65,143
Other expenses from managed properties	—	—	2,945	—	—	2,945
Other expenses from managed properties — affiliates	—	—	2,743	—	—	2,743

Total operating expenses	684	382	41,128	33,636	(5,299)	70,831

Net operating (loss) income	(556)	(382)	6,429	(512)	(85)	4,894
Investment income — affiliates	—	—	—	(220)	—	(220)
Interest income	(48)	(2)	—	(1)	—	(51)
Interest expense	1,584	6,636	1	3,887	—	12,108

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,092)	(7,016)	6,428	(4,178)	(85)	(6,943)
Income tax (benefit) expense	(159)	—	123	170	—	134
Equity in loss (income) of unconsolidated affiliates, net of tax	4,898	(2,118)	—	(332)	(2,780)	(332)

Net (loss) income from continuing operations	(6,831)	(4,898)	6,305	(4,016)	2,695	(6,745)
Discontinued operations, net of tax	—	—	—	192	(85)	107

Net (loss) income	(6,831)	(4,898)	6,305	(4,208)	2,780	(6,852)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(21)	—	(21)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(6,831)	$(4,898)	$6,305	$(4,187)	$2,780	$(6,831)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2010
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$19,948	$18,480	$—	$38,428
Food and beverage	—	—	6,026	5,099		11,125
Other	—	—	4,673	5,247	—	9,920
Management and other fees	108	—	5,225	—	(4,774)	559
Management and other fees — affiliates	—	—	960	—	—	960

	108	—	36,832	28,826	(4,774)	60,992
Other revenue from managed properties	—	—	2,854	—	—	2,854
Other revenue from managed properties — affiliates	—	—	2,759	—	—	2,759

Total revenues	108	—	42,445	28,826	(4,774)	66,605

Operating expenses by department:
Rooms	—	—	3,389	3,152	(771)	5,770
Food and beverage	—	—	4,583	3,843	—	8,426
Other	—	—	4,013	4,211	—	8,224
Other operating expenses:
Selling, general and administrative	994	41	10,612	6,210	(3,906)	13,951
Property operating costs	—	—	3,866	3,922	—	7,788
Loss on disposition of property	39	295	10,034	6,650	—	17,018
Depreciation and amortization	—	—	—	9	—	9

	1,033	336	36,497	27,997	(4,677)	61,186
Other expenses from managed properties	—	—	2,854	—	—	2,854
Other expenses from managed properties — affiliates	—	—	2,759	—	—	2,759

Total operating expenses	1,033	336	42,110	27,997	(4,677)	66,799

Net operating (loss) income	(925)	(336)	335	829	(97)	(194)
Investment income — affiliates	—	—	—	(276)	—	(276)
Interest income	(180)	(1)	(1)	4	—	(178)
Interest expense	1,584	6,194	250	3,969	—	11,997

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,329)	(6,529)	86	(2,868)	(97)	(11,737)
Income tax expense	3	—	171	—	4	178
Equity in loss (income) of unconsolidated affiliates, net of tax	10,428	3,899	—	210	(14,327)	210

Net (loss) income from continuing operations	(12,760)	(10,428)	(85)	(3,078)	14,226	(12,125)
Discontinued operations, net of tax	—	—	—	696	(101)	595

Net (loss) income	(12,760)	(10,428)	(85)	(3,774)	14,327	(12,720)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	40	—	40

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(12,760)	$(10,428)	$(85)	$(3,814)	$14,327	$(12,760)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2011
(Dollars in thousands)

			Subsidiary	Non Guarantor	Consolidating
	Parent	Issuers	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$43,428	$43,590	$—	$87,018
Food and beverage	—	—	12,067	11,124	—	23,191
Other	—	—	10,350	12,368	—	22,718
Management and other fees	283	—	11,632	24	(10,532)	1,407
Management and other fees — affiliates	—	—	2,027	—	—	2,027

	283	—	79,504	67,106	(10,532)	136,361
Other revenue from managed properties	—	—	5,782	—	—	5,782
Other revenue from managed properties — affiliates	—	—	5,467	—	—	5,467

Total revenues	283	—	90,753	67,106	(10,532)	147,610

Operating expenses by department:
Rooms	—	—	7,249	7,121	(1,747)	12,623
Food and beverage	—	—	9,370	8,379	—	17,749
Other	—	—	8,342	10,220	—	18,562
Other operating expenses:
Selling, general and administrative	1,538	68	24,489	16,427	(8,617)	33,905
Property operating costs	—	—	8,112	9,168	—	17,280
Depreciation and amortization	77	673	12,734	13,079	—	26,563
Loss on disposition of property	—	—	21	1,017	—	1,038

	1,615	741	70,317	65,411	(10,364)	127,720
Other expenses from managed properties	—	—	5,782	—	—	5,782
Other expenses from managed properties — affiliates	—	—	5,467	—	—	5,467

Total operating expenses	1,615	741	81,566	65,411	(10,364)	138,969

Net operating (loss) income	(1,332)	(741)	9,187	1,695	(168)	8,641
Investment income — affiliates	—	—	—	(462)	—	(462)
Interest income	(97)	(5)	—	(4)	—	(106)
Interest expense	3,168	13,272	1	7,764	—	24,205

Loss (income) from continuing operations before income taxes and equity in income of unconsolidated affiliates	(4,403)	(14,008)	9,186	(5,603)	(168)	(14,996)
Income tax expense	4,577	—	227	332	—	5,136
Equity in loss (income) of unconsolidated affiliates, net of tax	3,825	(10,183)	—	(483)	6,358	(483)

Net (loss) income from continuing operations	(12,805)	(3,825)	8,959	(5,452)	(6,526)	(19,649)
Discontinued operations, net of tax	—	—	—	(6,641)	(168)	(6,809)

Net (loss) income	(12,805)	(3,825)	8,959	1,189	(6,358)	(12,840)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(35)	—	(35)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(12,805)	$(3,825)	$8,959	$1,224	$(6,358)	$(12,805)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2010
(Dollars in thousands)

				Non
	Parent	Issuers	Subsidiary Guarantors	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$39,062	$40,137	$—	$79,199
Food and beverage	—	—	11,688	10,704	—	22,392
Other	—	—	9,469	10,190	—	19,659
Management and other fees	225	—	10,766	12	(9,809)	1,194
Management and other fees — affiliates	—	—	1,980	—	—	1,980

	225	—	72,965	61,043	(9,809)	124,424
Other revenue from managed properties	—	—	5,571	—	—	5,571
Other revenue from managed properties — affiliates	—	—	5,453	—	—	5,453

Total revenues	225	—	83,989	61,043	(9,809)	135,448

Operating expenses by department:
Rooms	—	—	6,658	6,487	(1,589)	11,556
Food and beverage	—	—	8,815	7,838	—	16,653
Other	—	—	7,958	8,316	—	16,274
Other operating expenses:
Selling, general and administrative	1,709	80	23,935	14,429	(8,025)	32,128
Property operating costs	—	—	7,971	8,441	—	16,412
Depreciation and amortization	77	295	17,636	13,156	—	31,164
Loss on disposition of property	—	—	10	9	—	19

	1,786	375	72,983	58,676	(9,614)	124,206
Other expenses from managed properties	—	—	5,571	—	—	5,571
Other expenses from managed properties — affiliates	—	—	5,453	—	—	5,453

Total operating expenses	1,786	375	84,007	58,676	(9,614)	135,230

Net operating (loss) income	(1,561)	(375)	(18)	2,367	(195)	218
Investment income — affiliates	—	—	—	(565)	—	(565)
Interest income	(431)	(2)	(1)	4	—	(430)
Interest expense	3,162	6,194	3,850	7,898	—	21,104

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	(4,292)	(6,567)	(3,867)	(4,970)	(195)	(19,891)
Income tax (benefit) expense	(190)	—	286	259	4	359
Equity in loss (income) of unconsolidated affiliates, net of tax	16,723	10,156	—	(23)	(26,879)	(23)

Net (loss) income from continuing operations	(20,825)	(16,723)	(4,153)	(5,206)	26,680	(20,227)
Discontinued operations, net of tax	—	—	—	757	(199)	558

Net (loss) income	(20,825)	(16,723)	(4,153)	(5,963)	26,879	(20,785)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	40	—	40

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(20,825)	$(16,723)	$(4,153)	$(6,003)	$26,879	$(20,825)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2011
(Dollars in thousands)

				Non
	Parent	Issuers	Subsidiary Guarantors	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(12,805)	$(3,825)	$8,959	$1,189	$(6,358)	$(12,840)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	77	673	12,734	13,180	—	26,664
Bad debt expense	—	—	1	24	—	25
Non-cash employee compensation and professional fees expense	—	—	1,130	—	—	1,130
Loss on disposition of assets	—	—	21	1,017	—	1,038
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)	—	(6,667)
Equity in loss (income) of unconsolidated affiliates	3,825	(10,183)	—	(494)	6,358	(494)
Deferred tax expense	4,589	—	—	—	—	4,589
Changes in operating assets and liabilities	(838)	(675)	(2,399)	(4,807)	—	(8,719)

Net cash (used in) provided by operating activities	(5,152)	(14,010)	20,446	3,442	—	4,726

Investing activities:
Capital expenditures for property and equipment	—	—	(2,041)	(3,133)	—	(5,174)
Loan repayment from unconsolidated affiliates	—	—	—	807	—	807
Investment in development	—	—	(168)	—	—	(168)
Proceeds from sale of a discontinued operation	—	—	—	4,200	—	4,200
(Increase) decrease in restricted cash	(1,000)	—	—	665	—	(335)

Net cash (used in) provided in investing activities	(1,000)	—	(2,209)	2,539	—	(670)

Financing activities:
Principal payments on long-term debt	—	766	(16)	(3,221)	—	(2,471)
Payment of loan costs	(50)	(115)	—	(76)	—	(241)
Advances from consolidating entities, net	6,180	15,667	(20,167)	(1,680)	—	—

Net cash provided by (used in) financing activities	6,130	16,318	(20,183)	(4,977)	—	(2,712)

Net (decrease) increase in cash and cash equivalents	(22)	2,308	(1,946)	1,004	—	1,344
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	—	36,988

Cash and cash equivalents, end of period	$10,025	$26,476	$(2,274)	$4,105	$—	$38,332

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2010
(Dollars in thousands)

				Non
	Parent	Issuers	Subsidiary Guarantors	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(20,825)	$(16,723)	$(4,153)	$(5,963)	$26,879	$(20,785)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77	295	17,636	13,122	—	31,130
Bad debt expense	—	—	162	31	—	193
Non-cash employee compensation and professional fees expense	—	—	1,061	—	—	1,061
Loss on disposition of property	—	—	10	9	—	19
Equity in losses (income) of unconsolidated affiliates	16,723	10,156	—	(22)	(26,879)	(22)
Deferred tax benefit	(224)	—	—	—	—	(224)
Changes in operating assets and liabilities	(1,015)	4,719	828	2,366	—	6,898

Net cash provided by (used in) operating activities	(5,264)	(1,553)	15,544	9,543	—	18,270

Investing activities:
Capital expenditures for property and equipment	—	—	(2,306)	(3,923)	—	(6,229)
Loan repayment from unconsolidated affiliates	—	—	—	490	—	490
Investment in affiliates	—	—	—	(10)	—	(10)
Investment in development	—	—	(358)	—	—	(358)
Proceeds from sale of assets	—	—	—	15	—	15
Cash acquired in acquisition of Creative Kingdoms, LLC	—	—	—	324	—	324
Increase in restricted cash	—	—	—	(3)	—	(3)
Decrease (increase) in escrows	—	—	4,430	(1,266)	—	3,164

Net cash provided by (used in)investing activities	—	—	1,766	(4,373)	—	(2,607)

Financing activities:
Principal payments on long-term debt	—	358	(214,849)	(1,450)	—	(215,941)
Proceeds from issuance of long-term debt	—	219,298	—	39	—	219,337
Payment of loan costs	57	(7,771)	(1,836)	(12)	—	(9,562)
Advances from consolidating entities, net	10,214	(209,378)	202,752	(3,588)	—	—

Net cash provided by (used in) financing activities	10,271	2,507	(13,933)	(5,011)	—	(6,166)

Net increase in cash and cash equivalents	5,007	954	3,377	159	—	9,497
Cash and cash equivalents, beginning of period	5,023	14,538	(1,590)	2,942	—	20,913

Cash and cash equivalents, end of period	$10,030	$15,492	$1,787	$3,101	$—	$30,410

13. SUBSEQUENT EVENT
     On July 15, 2011, we entered into a loan agreement to refinance our Concord mortgage loan. The principal amount of the refinanced loan is $56,000. This loan is secured by our Concord resort and loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum. This loan matures in July 2014 and has a one-year extension available at our option, assuming the property meets certain operating performance thresholds. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts.
     In connection with this transaction, we wrote-off approximately $1,850 of unamortized debt issuance costs related to the Concord loan that was refinanced in July 2011.

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
     Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge brand name. We have entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.
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
     On March 24, 2011, we sold our Blue Harbor Resort in Sheboygan, Wisconsin to Claremont New Frontier Resort LLC (Claremont) for a purchase price of $4,200, less a $540 credit for purposes of real estate property tax payments to be made by Claremont for periods after the closing. We paid $2,000 to the City of Sheboygan with respect to real estate taxes relating to the Sheboygan property and contributed $300 toward a lease termination fee payable to a tenant at the property. We continue to license the Blue Harbor Resort and related trade names to Claremont at no fee. As of March 24, 2011, we no longer operated this resort or managed the condominium units there.

     The following table presents an overview of our portfolio of resorts. As of June 30, 2011, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

					Indoor
	Ownership		Number of	Number of	Entertainment
	Percentage	Opened	Guest Suites	Condo Units (1)	Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.

(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of June 30, 2011 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended June 30, 2011.

(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.

(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.
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
     We believe recent vacation trends favor drive-to family entertainment resorts featuring indoor waterparks, as the number of families choosing to take shorter, more frequent vacations that they can drive to have increased in recent years. We believe these trends will continue. We believe indoor waterpark resorts are generally relatively less affected by changes in economic cycles than more expensive vacation options, as drive-to destinations are generally less expensive and more convenient than destinations that require air travel.
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
     Our business model is highly dependent on consumer spending, because the substantial majority of our revenues are earned from leisure guests, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past several years, the slowdown in the U.S. economy and accompanying economic recession has generally led to a decrease in credit available to consumers and a related decrease in consumer confidence and consumer discretionary spending. These trends generally continued through mid-2011 as consumers have experienced several negative economic impacts over the past few years, including:
•	continued turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	increasing energy and commodity prices (particularly food) in 2010 and 2011;

•	a high national unemployment rate;

•	economic uncertainty due to potential sovereign defaults;

•	a slowdown in economic growth and lack of consistent job creation during 2011;

•	a continuing decline in the national average of home prices and an increase in the national home foreclosure rate; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2010.
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

coverage ratio test under the loan. The loan is not in default and the outstanding principal balance is not due currently, but accounting rules require us to classify the entire loan balance as a current liability as of June 30, 2011. We recorded an $18,741 impairment charge in 2010 related to our Traverse City and Kansas City resorts to reflect a decline in their estimated fair value. Although the operating performance of the two properties securing this loan has improved in 2011, we expect the properties to continue to feel the effects of the regional economic declines experienced over the past several years and to produce operating results below what they had produced prior to 2008.

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
     Developing and building resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of financing for ground-up construction. Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors and/or developers may be more restrictive in the future and that terms of construction financing may be less favorable than was the case through 2008. Although we believe that we and other investors and/or developers may be able to continue to obtain construction financing sufficient to execute development strategies, we expect that the more difficult credit market environment is likely to continue at least through the remainder of 2011.
     Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, and depreciation and amortization (EBITDA). Rooms revenue accounted for approximately 67% of our total consolidated resort revenue for the six months ended June 30, 2011. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:
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
     Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2011, approximately 33% of our total consolidated resort revenues consisted of non-rooms revenue.

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

     Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of June 30, 2011.
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
     Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. As of June 30, 2011, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.
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
     In May 2011, the FASB issued guidance that clarifies and changes the application of various fair value measurement principles and disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
     The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented (prior to the reclassification for discontinued operations).

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss attributable to Great Wolf Resorts, Inc.	$(6,831)	$(12,760)	$(12,805)	$(20,825)
Adjustments:
Interest expense, net of interest income	12,058	12,279	24,175	21,225
Income tax expense	321	194	5,147	369
Depreciation and amortization	13,315	17,110	26,664	31,130

EBITDA	$18,863	$16,823	$43,181	$31,899

Results of Operations
General
     Our financial information includes:
•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary, which is a developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interest in the Grand Mound resort, in which we have a minority ownership interest but which we do not consolidate.

Revenues. Our revenues consist of:
•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

•	other revenue from managed properties. We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the operations of the managed properties. We include the reimbursement of payroll, benefits and costs, recorded as revenue on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”
Operating Expenses. Our departmental operating expenses consist of rooms, food and beverage and other department expenses.
          Our other operating expenses include the following items:
•	selling, general and administrative expenses, which are associated with the operations and management of resorts and our CK subsidiary (beginning in June 2010) and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.
Three months ended June 30, 2011, compared with the three months ended June 30, 2010
The following table shows key operating statistics for our resorts for the three months ended June 30, 2011 and 2010:

	All
	Properties		Same Store Comparison (a)
	2011	2011	2010	$	%
Occupancy	66.4%	66.4%	59.7%	N/A	11.2%
ADR	$252.99	$252.99	$242.05	$10.94	4.5%
RevPAR	$168.04	$168.04	$144.43	$23.61	16.3%
Total RevPOR	$384.22	$384.21	$374.75	$9.46	2.5%
Total RevPAR	$255.20	$255.20	$223.61	$31.59	14.1%
Non-rooms revenue per occupied room	$131.22	$131.22	$132.70	$(1.48)	(1.1)%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2011 and 2010 (that is, all properties other than our Sheboygan resort).
     The positive changes in key operating statistics for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, appear to be the result of:
•	stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns;

•	the timing of the Easter holiday and many schools’ spring break periods, both of which are traditionally strong demand generators (which fell in the first quarter of 2010 but fell in the second quarter of 2011); and

•	an increase in overall consumer demand for our properties.
     Presented below are selected amounts from the statements of operations for the three months ended June 30, 2011 and 2010:

	Three months ended
	June 30,
			Increase/
	2011	2010	(Decrease)
Revenues	$75,725	$66,605	$9,120
Operating expenses:
Departmental operating expenses	25,010	22,420	2,590
Selling, general and administrative	16,924	13,951	2,973
Depreciation and amortization	13,315	17,018	(3,703)
Loss on disposition of assets	1,038	9	1,029
Net operating income	4,894	(194)	5,088
Discontinued operations, net of tax	107	595	(488)
Net loss attributable to Great Wolf Resorts, Inc.	(6,831)	(12,760)	5,929
     Revenues. Total revenues increased due to the following:
•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business;

•	The timing of the Easter holiday and many schools’ spring break periods (which fell in the first quarter of 2010 but fell in the second quarter of 2011), both of which are traditionally strong demand generators for our resorts, and;

•	The inclusion of CK for a full quarter in 2011 as a consolidated subsidiary following our acquisition of a 62.4% equity interest in June 2010.
     Operating expenses.
•	Departmental operating expenses increased by $2,590 in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to an increase in revenues and the acquisition of CK.

•	Total selling, general and administrative expenses increased by $2,973 in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to a settlement payment received at our with respect to wastewater treatment litigation related to our Poconos resort during the three months ended June 30, 2010. There was no similar settlement received during the three months ended June 30, 2011.

•	Total depreciation and amortization decreased by $3,703 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to the write-off of unamortized debt issuance costs in the amount of $3,500 related to our then-existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the Notes in the three months ended June 30, 2010. There was no similar write-off in the three months ended June 30, 2011.

•	Loss on disposition of assets increased due to a loss related to CK during the three months ended June 30, 2011. There was no similar loss during the three months ended June 30, 2010.
     Net operating income. During the three months ended June 30, 2011, we had net operating income of $4,894 as compared to a net operating loss of $194 for the three months ended June 30, 2010
     Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. decreased primarily due to an increase in net operating income of $5,088.

Six months ended June 30, 2011, compared with the six months ended June 30, 2010
The following table shows key operating statistics for our resorts for the three months ended June 30, 2011 and 2010:

	All
	Properties (a)	Same Store Comparison (b)
	2011	2011	2010	$	%
Occupancy	63.9%	64.5%	60.0%	N/A	7.5%
ADR	$257.69	$258.83	$251.39	$7.44	3.0%
RevPAR	$164.65	$166.83	$150.86	$15.97	10.6%
Total RevPOR	$393.78	$394.85	$388.50	$6.35	1.6%
Total RevPAR	$251.61	$254.50	$233.15	$21.35	9.2%
Non-rooms revenue per occupied room	$136.10	$136.02	$137.11	$(1.09)	(0.8)%

(a)	Includes results for properties all owned, managed and/or licensed resorts. All Properties operating statistics include our Blue Harbor Resort in Sheboygan, WI, through March 23, 2011. We sold Blue Harbor Resort on March 24, 2011.

(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2011 and 2010 (that is, all properties other than our Sheboygan resort).
     The positive changes in key operating statistics for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, appear to be the result of:
•	stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns; and

•	an increase in overall consumer demand for our properties.
     Presented below are selected amounts from the statements of operations for the six months ended June 30, 2011 and 2010:

	Six months ended
	June 30,
			Increase/
	2011	2010	(Decrease)
Revenues	$147,610	$135,448	$12,162
Operating expenses:
Departmental operating expenses	48,934	44,483	4,451
Selling, general and administrative	33,905	32,128	1,777
Depreciation and amortization	26,563	31,164	(4,601)
Loss on disposition of assets	1,038	19	1,019
Net operating income	8,641	218	8,423
Interest expense, net of interest income	24,099	20,674	3,425
Income tax expense	5,136	359	4,777
Discontinued operations, net of tax	(6,809)	558	(7,367)
Net loss attributable to Great Wolf Resorts, Inc.	(12,805)	(20,825)	8,020
     Revenues. Total revenues increased due to the following:
•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business; and

•	The inclusion of CK as a consolidated subsidiary for a full six months in 2011 following our acquisition of a 62.4% equity interest in June 2010.
     Operating expenses.
•	Departmental operating expenses increased by $4,451 in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due primarily to an increase in revenues and the acquisition of CK.

•	Total selling, general and administrative expenses decreased by $1,777 in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a settlement payment received with respect to wastewater treatment litigation during the three months ended June 30, 2010. There was no similar settlement payment received during the six months ended June 30, 2011.

•	Total depreciation and amortization decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to the write-off of unamortized debt issuance costs in the amount of $3,500 related to our then-existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the Notes in the six months ended June 30, 2010. There was no similar write-off in the six months ended June 30, 2011.

•	Loss on disposition of assets increased due to a loss related to CK during the six months ended June 30, 2011. There was no similar loss during the six months ended June 30, 2010.
     Net operating income. During the six months ended June 30, 2011, we had net operating income of $8,641 as compared to a net operating income of $218 for the six months ended June 30, 2010.
Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. decreased due to:
•	An increase in net operating income of $8,423; and

•	During the six months ended June 30, 2011 we disposed of our Blue Harbor Resort in Sheboygan, WI and have included the property’s operations in discontinued operations for the six months ended June 30, 2011 and 2010. Included in discontinued operations for the six months ended June 30, 2011 is a gain on sale of $6,667.
These increases were partially offset by:
•	An increase in net interest expense of $3,425, mainly due to interest expense related to our first mortgage notes issued in April 2010; and

•	An increase in income tax expense of $4,777 recorded in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in income tax expense was mainly due to an increase in our valuation allowance of $4,772, as a result of our sale of Blue Harbor Resort. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.
Segments
     We are organized into a single operating division. Within that operating division, we have two reportable segments:
•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.

     See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Increase	2011	2010	Increase
Resort Ownership/Operation
Revenues	$67,208	$58,605	$8,603	$130,461	$120,382	$10,079
EBITDA	16,140	14,758	1,382	39,482	29,569	9,913

Resort Third-Party Management/License
Revenues	7,366	7,132	234	14,683	14,198	485
EBITDA	1,678	1,519	159	3,434	3,174	260

Other
Revenues	1,151	868	283	2,466	868	1,598
EBITDA	1,045	546	499	265	(844)	1,109
     The Other column in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments.
Liquidity and Capital Resources
     We had total indebtedness of $538,264 and $552,298 as of June 30, 2011 and December 31, 2010, respectively, summarized as follows:

	June 30,	December 31,
	2011	2010
Long-Term Debt:
Traverse City/Kansas City mortgage loan	$66,421	$67,236
Pocono Mountains mortgage loan	93,646	94,274
Concord mortgage loan	76,433	78,147
First mortgage notes (net of discount of $8,812 and $9,578)	221,188	220,422
Junior subordinated debentures	80,545	80,545
Other Long-Term Debt:
City of Sheboygan bonds	—	8,573
City of Sheboygan loan	—	3,054
Other	31	47

	538,264	552,298
Less current portion of long-term debt	(88,542)	(70,083)

Total long-term debt	$449,722	$482,215

     Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2011.

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
     The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the twelve-month period ended June 30, 2011, the DSCR for this loan was 1.08, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.
     In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, since the loan’s master servicer has now implemented a lock-box arrangement, we have classified the entire outstanding principal balance of the loan as a current liability as of June 30, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of June 30, 2011, the loan is not in default and the principal balance is not due currently.
     At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $40,456 as of June 30, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $66,421 as of June 30, 2011.
     Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.

     Given improved operating trends and performance at the properties during the three and six months ended June 30, 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2011 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2011 is to continue to operate these properties, assuming these trends continue.
     Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2011.
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
     Concord Mortgage Loan — This loan is secured by our Concord resort. The loan bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum (effective rate of 6.50% as of June 30, 2011). This loan matures in April 2012 and requires interest only payments until the one-year anniversary of the conversion date of the property and then requires monthly principal payments based on a 25-year amortization schedule. However, if the resort owner’s net income available to pay debt service on this loan for four consecutive quarters is less than $10,000, or if maximum principal amount of the loan exceeds 75% of the fair market value of the property, then the lender may require us to post cash collateral or partially repay the loan in an amount sufficient to remedy such deficiency. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property, including a minimum consolidated tangible net worth provision. We were in compliance with all covenants under this loan at June 30, 2011.
     On July 15, 2011, we repaid $20,433 of the amounts outstanding under the above-described loan using cash on hand and refinanced the remaining $56,000 outstanding with a new loan secured by our Concord resort due in 2014. See Subsequent Event footnote in our Notes to our Condensed Consolidated Financial Statements.
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

     The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (Issuers). The Notes are guaranteed by Great Wolf Resorts and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.
     The Notes require that we satisfy certain tests in order to, among other things: (i) incur additional indebtedness; (ii) make distributions from GWR Operating Partnership, L.L.L.P. to Great Wolf Resorts, Inc.; (iii) repurchase the equity interests in GWR Operating Partnership, L.L.L.P. or to prepay the subordinated debt of GWR Operating Partnership, L.L.L.P. or its subsidiaries; (iv) make investments, (v) enter into affiliate transactions, (vi) sell assets other than in the ordinary course of business or (vii) merge. We are currently restricted from these activities with certain carve-outs, as provided in the indenture.
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
     Future Maturities — Future principal requirements on long-term debt are as follows:

Through
June 30,
2012	$23,809
2013	4,449
2014	4,915
2015	115,403
2016	1,646
Thereafter	396,854

Total	$547,076

     As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of June 30, 2011, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,688 in 2012, $1,819 in 2013, $1,947 in 2014, $60,967 in 2015.
     Due to the refinancing of our Concord mortgage loan subsequent to June 30, 2011, we have not included the balance of the mortgage loan in the future maturities due through June 30, 2012, except for the principal payments due under the refinanced loan through June 30, 2012 and a principal pay down on the existing loan of $20,433 that was made as part of the refinancing of the Concord mortgage loan.
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
     Historically, we have satisfied our short-term liquidity requirements through a combination of operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months. In addition, as noted above, in July 2011 we refinanced the mortgage loan on our Concord property that was due in April 2012. We refinanced the existing $76,433 loan to a new $56,000 loan, using cash on hand to repay the $20,433 difference in the two loan amounts. The new loan is due in 2014.

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
     Other than debt maturities, our largest long-term expenditures are expected to be for capital expenditures for development of future resorts, capital expenditures for our existing resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Such expenditures were $5,174 for the six months ended June 30, 2011. We expect to have approximately $4,000 of such expenditures for the rest of 2011. As discussed above, we expect to meet these requirements primarily through a combination of cash provided by operations and cash on hand.
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
Off Balance Sheet Arrangements
We have one unconsolidated joint venture arrangement at June 30, 2011. We account for our unconsolidated joint venture using the equity method of accounting.
     Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At June 30, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $96,750. As of June 30, 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resorts.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2011:

	Payment Terms
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt obligations (1)	$744,362	$59,271	$79,612	$180,499	$424,980
Operating lease obligations	3,758	959	1,560	839	400
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$749,388	$60,230	$81,172	$181,338	$426,648

(1)	Amounts include interest (for fixed rate debt) and principal.
If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.
Working Capital
We had $38,332 of available cash and cash equivalents and a working capital deficit of $73,698 (current assets less current liabilities) at June 30, 2011, compared to the $36,988 of available cash and cash equivalents and a working capital deficit of $65,190 at December 31, 2010. The primary reasons for the working capital deficit as of June 30, 2011 and December 31, 2010 were due to the following items being classified as current liabilities:
•	Our Traverse City/Kansas City mortgage loan (principal balance of $66,421), due to the lender’s implementation of the traditional lock-box arrangement for the two properties, as discussed above, and

•	A principal paydown of $20,443 made in July 2011 as part of our loan refinancing on our Concord loan, as discussed above.

Cash Flows
     Six months ended June 30, 2011, compared with the six months ended June 30, 2010

			Increase/
	2011	2010	(Decrease)
Net cash provided by operating activities	$4,726	$18,270	$(13,544)
Net cash provided used in investing activities	(670)	(2,607)	1,937
Net cash used in financing activities	(2,712)	(6,166)	3,454
     Operating Activities. The decrease in net cash provided by operating activities resulted primarily from a decrease in accounts payable, accrued expenses and other liabilities during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     Investing Activities. The increase in net cash provided by investing activities for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, resulted primarily from a decrease in capital expenditures related to our properties that are in service and in development as well as an increase in restricted cash and proceeds received from our sale of our Sheboygan resort.
     Financing Activities. The decrease in net cash used in financing activities resulted primarily from payment of fewer loan costs partially offset by receiving fewer loan proceeds during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
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
     As of June 30, 2011, we had total indebtedness of $538,264. This debt consisted of:
•	$66,421 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%. This loan matures in January 2015.

•	$93,646 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%. This loan matures in January 2017.

•	$76,433 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.50% per annum. The effective rate was 6.50% at June 30, 2011. This loan matures in April 2012.

•	$221,188 (net of discount of $8,812) of Notes that are secured by first priority liens on three of our resorts. The Notes bear interest at 10.875%. The notes are due April 2017.

•	$51,550 of subordinated notes that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated notes that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$31 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.
     As of June 30, 2011, we estimate the total fair value of the indebtedness described above to be $56,789 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.
     At June 30, 2011 our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balance outstanding and current interest rates in effect as of June 30, 2011, as LIBOR plus the loans’ basis point spreads would not increase or decrease above the loans’ minimum rate floor.
     During the six months ended June 30, 2011, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of June 30, 2011, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2011. We have concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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
ITEM 4. [Removed and Reserved]
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
10.1	Separation Agreement and Release between Great Wolf Resorts, Inc. and J. Michael Schroeder dated February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.2	Purchase Agreement for Blue Harbor Resort, Sheboygan, Wisconsin between Claremont New Frontier Resort, LLC and Blue Harbor Resort Sheboygan, LLC dated March 17, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.
/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 5, 2011