Form 10-Q
period 2011-09-30
Great Wolf Resorts, Inc.
filed 2011-11-04
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51064

GREAT WOLF RESORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0510250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Junction Road, Suite 6000 South Madison, Wisconsin 53717	53717
(Address of principal executive offices)	(Zip Code)

(608) 662-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock was 32,562,073 as of November 4, 2011.

Great Wolf Resorts, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,532	$36,988
Escrows	3,841	1,283
Accounts receivable, net of allowance for doubtful accounts of $6 and $13	4,137	3,278
Accounts receivable — affiliate	2,514	3,764
Inventory	7,148	6,871
Other current assets	10,073	4,619

Total current assets	62,245	56,803
Property and equipment, net	586,401	623,958
Investments in and advances to affiliates	24,977	25,131
Other assets	29,470	38,649
Intangible assets	26,690	26,697

Total assets	$729,783	$771,238

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$67,841	$70,083
Accounts payable	3,978	8,499
Accounts payable — affiliate	9	4
Accrued interest payable	14,241	8,085
Accrued expenses	22,397	20,434
Advance deposits	9,311	7,472
Other current liabilities	5,382	7,416

Total current liabilities	123,159	121,993
Mortgage debt	369,110	390,289
Other long-term debt	80,545	91,926
Deferred compensation liability	1,361	1,260

Total liabilities	574,175	605,468
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 32,566,573 and 32,339,125 shares issued and outstanding	326	323
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	404,094	402,952
Accumulated deficit	(248,586)	(237,296)
Deferred compensation	(200)	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	155,634	165,779
Noncontrolling interest	(26)	(9)

Total equity	155,608	165,770

Total liabilities and equity	$729,783	$771,238

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rooms	$50,340	$45,643	$137,358	$124,842
Food and beverage	12,829	12,023	36,020	34,415
Other	12,920	12,726	35,638	32,385
Management and other fees	912	917	2,319	2,111
Management and other fees — affiliates	957	900	2,984	2,880

	77,958	72,209	214,319	196,633
Other revenue from managed properties	2,969	2,984	8,751	8,555
Other revenue from managed properties — affiliates	2,624	2,725	8,091	8,178

Total revenues	83,551	77,918	231,161	213,366
Operating expenses by department:
Rooms	6,676	6,153	19,299	17,709
Food and beverage	9,318	8,641	27,067	25,294
Other	9,743	9,261	28,305	25,535
Other operating expenses:
Selling, general and administrative	15,356	15,833	49,261	47,961
Property operating costs	8,544	8,485	25,824	24,897
Depreciation and amortization	14,799	13,715	41,362	44,879
Loss on disposition of assets	330	—	1,368	19

	64,766	62,088	192,486	186,294
Other expenses from managed properties	2,969	2,984	8,751	8,555
Other expenses from managed properties — affiliates	2,624	2,725	8,091	8,178

Total operating expenses	70,359	67,797	209,328	203,027

Net operating income	13,192	10,121	21,833	10,339
Investment income — affiliates	(220)	(267)	(682)	(832)
Interest income	(50)	(58)	(156)	(488)
Interest expense	11,969	12,228	36,174	33,332

Income (loss) from continuing operations before income taxes and equity in income of unconsolidated affiliates	1,493	(1,782)	(13,503)	(21,673)
Income tax expense	39	62	5,175	421
Equity in income of unconsolidated affiliates, net of tax	(184)	(46)	(667)	(69)

Net income (loss) from continuing operations	1,638	(1,798)	(18,011)	(22,025)
Discontinued operations, net of tax	105	(740)	(6,704)	(182)

Net income (loss)	1,533	(1,058)	(11,307)	(21,843)
Net loss (income) attributable to noncontrolling interest, net of tax	18	(65)	(17)	(25)

Net income (loss) attributable to Great Wolf Resorts, Inc.	$1,515	$(993)	$(11,290)	$(21,818)

Income (loss) per share of common stock basic and diluted:
Income (loss) from continuing operations, net of net loss (income) attributable to noncontrolling interest, net of tax	$0.05	$(0.05)	$(0.58)	$(0.71)
Income from discontinued operations, net of tax	0.00	$0.02	$0.22	$0.01

Basic and diluted income (loss) per common share	$0.05	$(0.03)	$(0.36)	$(0.70)

Weighted average common shares outstanding:
Basic	31,372,496	31,035,048	31,299,375	30,957,698
Diluted	32,275,928	31,035,048	31,299,375	30,957,698

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net loss	$(11,307)	$(21,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,463	44,936
Bad debt expense	38	205
Non-cash employee compensation and professional fees expense	1,638	1,606
Loss on disposition of assets	1,368	19
Gain on disposition of property included in discontinued operations	(6,667)	—
Equity in income of unconsolidated affiliates	(653)	(68)
Deferred tax expense (benefit)	4,380	(366)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(3,207)	(1,905)
Accounts payable, accrued expenses and other liabilities	216	9,929

Net cash provided by operating activities	27,269	32,513

Investing activities:
Capital expenditures for property and equipment	(7,720)	(7,626)
Loan repayment from unconsolidated affiliates	807	1,225
Investment in affiliate	—	(8)
Investment in development	(316)	(498)
Proceeds from the sale of a discontinued operation	4,200	—
Proceeds from sale of assets	2	15
Cash acquired in acquisition of Creative Kingdoms, LLC	—	324
(Increase) decrease in restricted cash	(1,910)	4,223

Net cash used in investing activities	(4,937)	(2,345)

Financing activities:
Principal payments on long-term debt	(79,239)	(216,414)
Proceeds from issuance of long-term debt	56,000	219,337
Payment of loan costs	(1,549)	(10,901)

Net cash used in financing activities	(24,788)	(7,978)

Net (decrease) increase in cash and cash equivalents	(2,456)	22,190
Cash and cash equivalents, beginning of period	36,988	20,913

Cash and cash equivalents, end of period	$34,532	$43,103

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$30,095	$22,508
Cash paid for income taxes, net of refunds	$662	$523
Non-cash items:
Loan cost accruals	$—	$1,238
Conversion of note receivable and accrued interest to equity investment	$—	$9,963
Transfer of fixed assets to inventory	$1,883	$—

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; dollars in thousands, except share and per share amounts)

1. ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we,” “our” and “Company” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

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

The following table presents an overview of our portfolio of resorts. As of September 30, 2011, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

	Ownership Percentage	Opened	Number of Guest Suites	Number of Condo Units (1)	Indoor Entertainment Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.
(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of September 30, 2011 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and nine months ended September 30, 2011.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) own a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

	September 30, 2011	December 31, 2010
Goodwill related to the acquisition of the majority interest in CK	$1,366	$1,366

	$1,366	$1,366

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

Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. During the nine months ended September 30, 2011, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.

Segments — We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.

The following summarizes significant financial information regarding our segments:

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended September 30, 2011
Revenues	$74,194	$7,462	$1,895	$83,551

Depreciation and amortization	(14,045)	—	(754)	(14,799)
Net operating income	11,243	1,868	81	13,192
Investment income - affiliates	—	—	—	(220)
Interest income	—	—	—	(50)
Interest expense	—	—	—	11,969

Income from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$1,493

Additions to long-lived assets	2,400	—	146	$2,546

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Nine months ended September 30, 2011
Revenues	$204,655	$22,145	$4,361	$231,161

Depreciation and amortization	(39,083)	—	(2,279)	(41,362)
Net operating income (loss)	19,086	5,303	(2,556)	21,833
Investment income - affiliates	—	—	—	(682)
Interest income	—	—	—	(156)
Interest expense	—	—	—	36,174

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(13,503)

Additions to long-lived assets	7,362	—	358	$7,720

Total assets	611,112	927	117,744	$729,783

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended September 30, 2010
Revenues	$67,948	$7,526	$2,444	$77,918

Depreciation and amortization	(12,635)	—	(1,080)	(13,715)
Net operating income (loss)	8,885	1,817	(581)	10,121
Investment income - affiliates	—	—	—	(267)
Interest income	—	—	—	(58)
Interest expense	—	—	—	12,228

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(1,782)

Additions to long-lived assets	911	—	486	$1,397

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Nine months ended September 30, 2010
Revenues	$188,330	$21,724	$3,312	$213,366

Depreciation and amortization	(42,940)	—	(1,939)	(44,879)
Net operating income (loss)	8,368	4,991	(3,020)	10,339
Investment income - affiliates	—	—	—	(832)
Interest income	—	—	—	(488)
Interest expense	—	—	—	33,332

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(21,673)

Additions to long-lived assets	6,701	—	925	$7,626

Total assets	676,400	1,863	125,089	$803,352

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

In September 2011, the FASB issued guidance that permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3. INVESTMENT IN AFFILIATES

Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At September 30, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $96,014. As of September 30, 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resort.

Summary financial data for this joint venture is as follows:

Balance sheet data:	September 30, 2011	December 31, 2010
Total assets	$137,574	$142,329
Total liabilities	$106,064	$112,307

	Three months ended September 30,		Nine months ended September 30,
Operating data:	2011	2010	2011	2010
Revenue	$10,652	$10,531	$33,317	$32,307
Operating expenses	$(9,156)	$(9,120)	$(28,395)	$(28,186)
Net income	$377	$146	$1,488	$295

We have a receivable from the joint venture of $2,514 and $3,764 that relates primarily to accrued preferred equity returns and management fees as of September 30, 2011 and December 31, 2010, respectively. We had a payable to the joint venture of $9 and $4 as of September 30, 2011 and December 31, 2010, respectively.

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

The following summarizes our analyses of entities in which we have a variable interest and that we have concluded are variable interest entities:

•

We have an equity investment in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington. We manage that resort and we have concluded that the joint venture is a variable interest entity because the management fees we receive represent a variable interest. The management contract, however, does not provide us with power to direct the activities that most significantly impact the economic performance of the joint venture. As we lack the ability to direct the activities that most significantly affect the resort’s performance, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity at September 30, 2011. During the three and nine months ended September 30, 2011 and 2010, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of September 30, 2011 is limited to the carrying value of our equity investments in the joint venture as of that date. The total carrying values of those items on our balance sheet as of September 30, 2011 is $24,977 and are included in the investments in and advances to affiliates line item on our condensed consolidated balance sheet.

•

We have equity investments in two subsidiaries which are Delaware statutory trusts, both of which were used to issue trust preferred securities through private offerings. We have concluded that both of these trusts are variable interest entities. As we lack the ability to direct the activities that most significantly impact the trusts’ performance, we are not the primary beneficiary and therefore, we do not consolidate these entities at September 30, 2011. During the three and nine months ended September 30, 2011 and 2010, we did not provide any support to these entities that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with these entities as of September 30, 2011 is limited to the carrying value of our equity investments in the entities as of that date. The total carrying values of those items on our balance sheet as of September 30, 2011 is $2,420 and are included in the other assets line item on our condensed consolidated balance sheet.

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

6. SHARE-BASED COMPENSATION

We recognized share-based compensation expense of $507 and $1,638, net of estimated forfeitures, for the three and nine months ended September 30, 2011, respectively. The total income tax expense recognized related to share-based compensation was $11 and $36 for the three and nine months ended September 30, 2011, respectively.

We recognized share-based compensation expense of $545 and $1,606, net of estimated forfeitures, for the three and nine months ended September 30, 2010, respectively. The total income tax expense recognized related to share-based compensation was $10 and $31 for the three and nine months ended September 30, 2010, respectively.

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of September 30, 2011, total unrecognized compensation cost related to share-based compensation awards was $2,179, which we expect to recognize over a weighted average period of approximately 2.6 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At September 30, 2011, there were 341,414 shares available for future grants under the Plan.

We anticipate having to issue new shares of our common stock for stock option exercises.

Stock Options

We have granted non-qualified stock options to purchase our common stock under the Plan at prices equal to the fair market value of the common stock on the grant dates. The exercise price for options granted under the Plan may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years from the grant date and vest ratably over three years.

We recorded no stock option expense for the three and nine months ended September 30, 2011 or 2010. There were no stock options granted during the three and nine months ended September 30, 2011 or 2010. During the nine months ended September 30, 2011, certain employees surrendered and cancelled 5,500 previously granted stock options.

A summary of stock option activity during the nine months ended September 30, 2011 is:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Number of shares under option:
Outstanding at beginning of period	36,000	$19.03	4.15 years
Exercised	—
Forfeited	(20,500)	$20.24

Outstanding at end of period	15,500	$17.44	3.25 years
Exercisable at end of period	15,500	$17.44	3.25 years

At September 30, 2011 and 2010, the exercise prices of all of our outstanding and exercisable stock options were above our stock price. Therefore, there was no intrinsic value for our outstanding and exercisable stock options at September 30, 2011 or 2010.

Market Condition Share Awards

Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 444,002 and 515,986 market condition share awards during the nine months ended September 30, 2011 and 2010, respectively. We recorded share-based compensation expense of $183 and $572 for the three and nine months ended September 30, 2011, respectively. We recorded share-based compensation expense of $159 and $546 for the three and nine months ended September 30, 2010, respectively.

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

Performance Share Awards

Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 92,633 and 111,020 performance shares during the nine months ended September 30, 2011 and 2010, respectively. Shares granted in 2011 vest over a three year period, 2011-2013; and shares granted in 2010 vest over a three year period, 2010-2012.

The per share fair value of performance shares granted during the nine months ended September 30, 2011 and 2010 was $3.23 and $3.18, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $71 and $214 for the three and nine months ended September 30, 2011, respectively. We recorded share-based compensation expense of $61 and $183 for the three and nine months ended September 30, 2010, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $16 and $9 during the nine months ended September 30, 2011 and 2010, respectively, related to the shares not issued.

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

We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded negative share-based compensation expense of $6 and $1, for the three and nine months ended September 30, 2011, respectively. We recorded negative share-based compensation expense of $2 and $5, for the three and nine months ended September 30, 2010, respectively.

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

A summary of non-vested shares activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares balance at beginning of period	1,163,379	$3.12
Granted	292,365	$2.76
Forfeited	(42,000)	$4.67
Vested	(231,658)	$4.14

Non-vested shares balance at end of period	1,182,086	$2.77

We recorded share-based compensation expense related to non-vested shares of $259 and $847 for the three and nine months ended September 30, 2011, respectively. We recorded share-based compensation expense related to non-vested shares of $290 and $833 for the three and six ended September 30, 2010, respectively.

Our non-vested shares had an intrinsic value of $373 and $268 at September 30, 2011 and 2010, respectively.

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

In 2011 and 2010, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making such elections received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded non-cash professional fees expense of $22 and issued 10,118 shares during the nine months ended September 30, 2011, related to these elections to receive shares in lieu of cash. We recorded non-cash professional fees expense of $58 and issued 19,119 shares during the nine months ended September 30, 2010, related to these elections to receive shares in lieu of cash.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Land and improvements	$57,665	$57,665
Building and improvements	417,380	420,316
Furniture, fixtures and equipment	342,908	341,741
Construction in process	710	623

	818,663	820,345

Less accumulated depreciation	(232,262)	(196,387)

Property and equipment, net	$586,401	$623,958

Depreciation expense for continuing operations was $12,258 and $12,554 for the three months ended September 30, 2011 and 2010, respectively, and $36,655 and $37,132 for the nine months ended September 30, 2011 and 2010, respectively.

8. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$66,016	$67,236
Pocono Mountains mortgage loan	93,341	94,274
Concord mortgage loan	56,000	78,147
First mortgage notes (net of discount of $8,429 and $9,578)	221,571	220,422
Other Long-Term Debt:
Junior subordinated debentures	80,545	80,545
City of Sheboygan bonds	—	8,573
City of Sheboygan loan	—	3,054
Other	23	47

	517,496	552,298
Less current portion of long-term debt	(67,841)	(70,083)

Total long-term debt	$449,655	$482,215

Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2011.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the twelve-month period ended September 30, 2011, the DSCR for this loan was 1.15, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of September 30, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of September 30, 2011, the loan is not in default and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $38,959 as of September 30, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $66,016 as of September 30, 2011.

Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.

Given improved operating trends and performance at the properties during the nine months ended September 30, 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2011 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2011 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2011.

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

Concord Mortgage Loan — On July 15, 2011, we entered into a loan agreement to refinance our Concord mortgage loan. We repaid $76,600 under the original loan using the proceeds of the new loan and cash on hand. The principal amount of the new loan was $56,000 and is secured by our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at September 30, 2011). This loan matures in July 2014 and has a one-year extension available at our option, assuming the property meets certain operating performance thresholds. This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter at which time the lender will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. The loan requires a minimum DSCR of (i) 1.15 in the first year of the loan (ii) 1.20 in the second year of the loan and (iii) 1.30 thereafter. We were in compliance with all covenants under this loan at September 30, 2011.

In connection with the refinancing transaction, we were required to provide interest rate protection on a portion of the loan amount through the loans’ maturity date. Therefore, we executed an interest rate cap that caps the loan at 8.00% interest rate through July 2014 at a cost of $274. The interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record any change to interest expense. In connection with this refinancing transaction, we wrote-off approximately $1,850 of unamortized debt issuance costs.

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

City of Sheboygan Bonds — The City of Sheboygan bonds represented the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the BANs.

City of Sheboygan Loan — The City of Sheboygan loan amount represented a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the loan.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through September 30,
2012	$3,542
2013	4,752
2014	57,472
2015	62,053
2016	1,671
Thereafter	396,435

Total	$525,925

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of September 30, 2011, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,717 in 2012, $1,851 in 2013, $1,981 in 2014, $60,467 in 2015.

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

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total

Interest rate caps	$—	$102	$—	$—

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of September 30, 2011, we estimate the total fair value of our long-term debt to be $44,720 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. We estimate our fair value using Level 2 inputs such as quoted market prices or prices quoted from third-party financial institutions. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

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

Options to purchase 15,500 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2011, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 267,150 and 719,561, shares of common stock that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, because the market and/or performance criteria related to these shares had not been met at September 30, 2011.

Basic and diluted earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$1,620	$(1,733)	$(17,994)	$(22,000)
(Loss) income from discontinued operations, net of tax	(105)	740	6,704	182

Net income (loss) attributable to Great Wolf Resorts, Inc.	$1,515	$(993)	$(11,290)	$(21,818)

Weighted average common shares outstanding — basic	31,372,496	31,035,048	31,299,375	30,957,698
Weighted average common shares outstanding — diluted	32,275,928	31,035,048	31,299,375	30,957,698

Income (loss) attributable to loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax per shares — basic	$0.05	$(0.05)	$(0.58)	$(0.71)
Income attributable to discontinued operations, net of tax — basic	0.00	$0.02	$0.22	$0.01

Net income (loss) attributable to Great Wolf Resorts, Inc. per share — basic	$0.05	$(0.03)	$(0.36)	$(0.70)

Income (loss) attributable to loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax per shares — diluted	$0.05	$(0.05)	$(0.58)	$(0.71)
Income attributable to discontinued operations, net of tax — diluted	0.00	$0.02	$0.22	$0.01

Net income (loss) attributable to Great Wolf Resorts, Inc. per share — diluted	$0.05	$(0.03)	$(0.36)	$(0.70)

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

A summary of balance sheet data and operating activity related to this discontinued operation is as follows:

Balance sheet data:	March 23, 2011	December 31, 2010
Total assets	$6,463	$8,742
Total liabilities	$13,587	$14,121

Included in total assets at December 31, 2010 is $5,775 of property and equipment. Included in total liabilities at December 31, 2010 is $11,627 of other long-term debt. As part of the sales transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

	Nine months ended September 30,
	2011	2010
Revenues	$1,578	$6,858
Operating expenses	(1,465)	(6,044)
Gain on sale	6,667	—
Interest expense, net of interest income	(76)	(635)
Income tax expense	—	3

Income from discontinued operations, net of tax	$6,704	$182

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In April 2010, our subsidiaries, GWR Operating Partnership, L.L.L.P and Great Wolf Finance Corp. were co-issuers (the Issuers) with respect to $230,000 in principal amount of 10.875% first mortgage notes. In connection with the issuance, certain of our subsidiaries (the Subsidiary Guarantors) have guaranteed the first mortgage notes. Certain of our other subsidiaries (the Non-Guarantor Subsidiaries) have not guaranteed the first mortgage notes.

The following tables present the condensed consolidating balance sheets of the Company (Parent), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of September 30, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and 2010 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,047	$21,215	$(1,581)	$4,851	$—	$34,532
Escrows	—	—	—	3,841	—	3,841
Accounts receivable	362	—	1,997	1,778	—	4,137
Accounts receivable - affiliates	—	—	455	2,059	—	2,514
Accounts receivable - consolidating entities	10,542	474,576	528,207	197,154	(1,210,479)	—
Inventory	—	—	2,650	4,498	—	7,148
Other current assets	1,179	—	2,732	6,162	—	10,073

Total current assets	22,130	495,791	534,460	220,343	(1,210,479)	62,245
Property and equipment, net	—	—	336,175	250,226	—	586,401
Investments in consolidating entities	209,910	277,733	—	—	(487,643)	—
Investments in and advances to affiliates	—	—	—	24,977	—	24,977
Other assets	12,825	7,049	7,096	2,500	—	29,470
Intangible assets	1,365	—	4,668	20,657	—	26,690

Total assets	$246,230	$780,573	$882,399	$518,703	$(1,698,122)	$729,783

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$23	$67,818	$—	$67,841
Accounts payable	7	—	2,172	1,799	—	3,978
Accounts payable - affiliates	—	—	1	8	—	9
Accounts payable - consolidating entities	6,222	336,573	697,845	169,839	(1,210,479)	—
Accrued interest payable	723	12,506	—	1,012	—	14,241
Accrued expenses	502	13	12,975	8,907	—	22,397
Advance deposits	—	—	4,038	5,273	—	9,311
Other current liabilities	2,597	—	962	1,823	—	5,382

Total current liabilities	10,051	349,092	718,016	256,479	(1,210,479)	123,159
Mortgage debt	—	221,571	—	147,539	—	369,110
Other long-term debt	80,545	—	—	—	—	80,545
Deferred compensation liability	—	—	1,361	—	—	1,361

Total liabilities	90,596	570,663	719,377	404,018	(1,210,479)	574,175
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock	326	—	—	—	—	326
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	404,094	456,693	163,514	293,179	(913,386)	404,094
Accumulated deficit	(248,586)	(246,783)	(492)	(178,468)	425,743	(248,586)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	155,634	209,910	163,022	114,711	(487,643)	155,634
Noncontrolling interest	—	—	—	(26)	—	(26)

Total equity	155,634	209,910	163,022	114,685	(487,643)	155,608

Total liabilities and equity	$246,230	$780,573	$882,399	$518,703	$(1,698,122)	$729,783

CONSOLIDATING BALANCE SHEET

December 31, 2010

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,047	$24,168	$(328)	$3,101	$—	$36,988
Escrows	—	—	—	1,283	—	1,283
Accounts receivable	88	—	1,615	1,575	—	3,278
Accounts receivable - affiliates	—	—	1,369	2,395	—	3,764
Accounts receivable - consolidating entities	12,747	462,941	304,775	151,770	(932,233)	—
Inventory	—	—	2,593	4,278	—	6,871
Other current assets	192	—	1,512	2,915	—	4,619

Total current assets	23,074	487,109	311,536	167,317	(932,233)	56,803
Property and equipment, net	—	—	352,689	271,269	—	623,958
Investments in consolidating entities	210,356	257,151	—	—	(467,507)	—
Investments in and advances to affiliates	—	—	—	25,131	—	25,131
Other assets	17,274	7,948	7,070	6,357	—	38,649
Intangible assets	1,365	—	4,668	20,664	—	26,697

Total assets	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$33	$70,050	$—	$70,083
Accounts payable	151	—	5,543	2,805	—	8,499
Accounts payable - affiliates	—	—	1	3	—	4
Accounts payable - consolidating entities	423	314,488	510,186	107,136	(932,233)	—
Accrued interest payable	723	6,253	—	1,109	—	8,085
Accrued expenses	287	689	11,534	7,924	—	20,434
Advance deposits	—	—	2,522	4,950	—	7,472
Other current liabilities	4,161	—	1,111	2,144	—	7,416

Total current liabilities	5,745	321,430	530,930	196,121	(932,233)	121,993
Mortgage debt	—	220,422	—	169,867	—	390,289
Other long-term debt	80,545	—	14	11,367	—	91,926
Deferred compensation liability	—	—	1,260	—	—	1,260

Total liabilities	86,290	541,852	532,204	377,355	(932,233)	605,468
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock	323	—	—	—	—	323
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	402,952	456,693	163,514	293,179	(913,386)	402,952
Accumulated deficit	(237,296)	(246,337)	(19,755)	(179,787)	445,879	(237,296)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	165,779	210,356	143,759	113,392	(467,507)	165,779
Noncontrolling interest	—	—	—	(9)	—	(9)

Total equity	165,779	210,356	143,759	113,383	(467,507)	165,770

Total liabilities and equity	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$26,387	$23,953	$—	$50,340
Food and beverage	—	—	7,001	5,828	—	12,829
Other	—	—	5,907	7,013	—	12,920
Management and other fees	183	—	6,689	5	(5,965)	912
Management and other fees - affiliates	—	—	957	—	—	957

	183	—	46,941	36,799	(5,965)	77,958
Other revenue from managed properties	—	—	2,969	—	—	2,969
Other revenue from managed properties - affiliates	—	—	2,624	—	—	2,624

Total revenues	183	—	52,534	36,799	(5,965)	83,551

Operating expenses by department:
Rooms	—	—	4,031	3,654	(1,009)	6,676
Food and beverage	—	—	5,063	4,255	—	9,318
Other	—	—	4,585	5,158	—	9,743
Other operating expenses:
Selling, general and administrative	654	35	11,928	7,779	(5,040)	15,356
Property operating costs	—	—	4,450	4,094	—	8,544
Depreciation and amortization	38	348	6,420	7,993	—	14,799
Loss on disposition of assets	—	—	—	330	—	330

	692	383	36,477	33,263	(6,049)	64,766
Other expenses from managed properties	—	—	2,969	—	—	2,969
Other expenses from managed properties - affiliates	—	—	2,624	—	—	2,624

Total operating expenses	692	383	42,070	33,263	(6,049)	70,359

Net operating (loss) income	(509)	(383)	10,464	3,536	84	13,192
Investment income - affiliates	—	—	—	(220)	—	(220)
Interest income	(48)	—	—	(2)	—	(50)
Interest expense	1,584	6,637	1	3,747	—	11,969

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,045)	(7,020)	10,463	11	84	1,493
Income tax (benefit) expense	(181)	—	159	61	—	39
Equity in (income) loss of unconsolidated affiliates, net of tax	(3,379)	(10,399)	—	(184)	13,778	(184)

Net income (loss) from continuing operations	1,515	3,379	10,304	134	(13,694)	1,638
Discontinued operations, net of tax	—	—	—	21	84	105

Net income (loss)	1,515	3,379	10,304	113	(13,778)	1,533
Net loss attributable to noncontrolling interest, net of tax	—	—	—	18	—	18

Net income (loss) attributable to Great Wolf Resorts, Inc.	$1,515	$3,379	$10,304	$95	$(13,778)	$1,515

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2010

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$24,016	$21,627	$—	$45,643
Food and beverage	—	—	6,593	5,430		12,023
Other	—	—	5,493	7,233	—	12,726
Management and other fees	139	—	6,358	38	(5,618)	917
Management and other fees - affiliates	—	—	900	—	—	900

	139	—	43,360	34,328	(5,618)	72,209
Other revenue from managed properties	—	—	2,984	—	—	2,984
Other revenue from managed properties - affiliates	—	—	2,725	—	—	2,725

Total revenues	139	—	49,069	34,328	(5,618)	77,918

Operating expenses by department:
Rooms	—	—	3,725	3,343	(915)	6,153
Food and beverage	—	—	4,678	3,963	—	8,641
Other	—	—	4,242	5,019	—	9,261
Other operating expenses:
Selling, general and administrative	626	37	11,349	8,359	(4,538)	15,833
Property operating costs	—	—	4,229	4,256	—	8,485
Depreciation and amortization	38	320	6,358	6,999	—	13,715
Loss on disposition of assets	—	—	—	—	—	—

	664	357	34,581	31,939	(5,453)	62,088
Other expenses from managed properties	—	—	2,984	—	—	2,984
Other expenses from managed properties - affiliates	—	—	2,725	—	—	2,725

Total operating expenses	664	357	40,290	31,939	(5,453)	67,797

Net operating (loss) income	(525)	(357)	8,779	2,389	(165)	10,121
Investment income - affiliates	—	—	—	(267)	—	(267)

Interest income	(51)	(8)	1	—	—	(58)
Interest expense	1,591	6,636	9	3,992	—	12,228

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,065)	(6,985)	8,769	(1,336)	(165)	(1,782)
Income tax expense	(175)	—	179	55	3	62
Equity in (income) loss of unconsolidated affiliates, net of tax	(897)	(7,882)	—	(46)	8,779	(46)

Net (loss) income from continuing operations	(993)	897	8,590	(1,345)	(8,947)	(1,798)
Discontinued operations, net of tax	—	—	—	(572)	(168)	(740)

Net (loss) income	(993)	897	8,590	(773)	(8,779)	(1,058)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(65)	—	(65)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(993)	$897	$8,590	$(708)	$(8,779)	$(993)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$69,815	$67,543	$—	$137,358
Food and beverage	—	—	19,068	16,952	—	36,020
Other	—	—	16,257	19,381	—	35,638
Management and other fees	466	—	18,321	29	(16,497)	2,319
Management and other fees - affiliates	—	—	2,984	—	—	2,984

	466	—	126,445	103,905	(16,497)	214,319
Other revenue from managed properties	—	—	8,751	—	—	8,751
Other revenue from managed properties - affiliates	—	—	8,091	—	—	8,091

Total revenues	466	—	143,287	103,905	(16,497)	231,161

Operating expenses by department:
Rooms	—	—	11,280	10,775	(2,756)	19,299
Food and beverage	—	—	14,433	12,634	—	27,067
Other	—	—	12,927	15,378	—	28,305
Other operating expenses:
Selling, general and administrative	2,192	103	36,417	24,206	(13,657)	49,261
Property operating costs	—	—	12,562	13,262	—	25,824
Depreciation and amortization	115	1,021	19,154	21,072	—	41,362
Loss on disposition of property	—	—	21	1,347	—	1,368

	2,307	1,124	106,794	98,674	(16,413)	192,486
Other expenses from managed properties	—	—	8,751	—	—	8,751
Other expenses from managed properties - affiliates	—	—	8,091	—	—	8,091

Total operating expenses	2,307	1,124	123,636	98,674	(16,413)	209,328

Net operating (loss) income	(1,841)	(1,124)	19,651	5,231	(84)	21,833
Investment income - affiliates	—	—	—	(682)	—	(682)
Interest income	(145)	(5)	—	(6)	—	(156)
Interest expense	4,752	19,909	2	11,511	—	36,174

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(6,448)	(21,028)	19,649	(5,592)	(84)	(13,503)
Income tax expense	4,396	—	386	393	—	5,175
Equity in loss (income) of unconsolidated affiliates, net of tax	446	(20,582)	—	(667)	20,136	(667)

Net (loss) income from continuing operations	(11,290)	(446)	19,263	(5,318)	(20,220)	(18,011)
Discontinued operations, net of tax	—	—	—	(6,620)	(84)	(6,704)

Net (loss) income	(11,290)	(446)	19,263	1,302	(20,136)	(11,307)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(17)	—	(17)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(11,290)	$(446)	$19,263	$1,319	$(20,136)	$(11,290)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2010

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$63,078	$61,764	$—	$124,842
Food and beverage	—	—	18,281	16,134	—	34,415
Other	—	—	14,962	17,423	—	32,385
Management and other fees	364	—	17,124	50	(15,427)	2,111
Management and other fees - affiliates	—	—	2,880	—	—	2,880

	364	—	116,325	95,371	(15,427)	196,633
Other revenue from managed properties	—	—	8,555	—	—	8,555
Other revenue from managed properties - affiliates	—	—	8,178	—	—	8,178

Total revenues	364	—	133,058	95,371	(15,427)	213,366

Operating expenses by department:
Rooms	—	—	10,383	9,830	(2,504)	17,709
Food and beverage	—	—	13,493	11,801	—	25,294
Other	—	—	12,200	13,335	—	25,535
Other operating expenses:
Selling, general and administrative	2,335	117	35,284	22,788	(12,563)	47,961
Property operating costs	—	—	12,200	12,697	—	24,897
Depreciation and amortization	115	615	23,994	20,155	—	44,879
Loss on disposition of property	—	—	10	9	—	19

	2,450	732	107,564	90,615	(15,067)	186,294
Other expenses from managed properties	—	—	8,555	—	—	8,555
Other expenses from managed properties - affiliates	—	—	8,178	—	—	8,178

Total operating expenses	2,450	732	124,297	90,615	(15,067)	203,027

Net operating (loss) income	(2,086)	(732)	8,761	4,756	(360)	10,339
Investment income - affiliates	—	—	—	(832)	—	(832)
Interest income	(482)	(10)	—	4	—	(488)
Interest expense	4,753	12,830	3,859	11,890	—	33,332

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(6,357)	(13,552)	4,902	(6,306)	(360)	(21,673)
Income tax (benefit) expense	(365)	—	465	314	7	421
Equity in loss (income) of unconsolidated affiliates, net of tax	15,826	2,274	—	(69)	(18,100)	(69)

Net (loss) income from continuing operations	(21,818)	(15,826)	4,437	(6,551)	17,733	(22,025)
Discontinued operations, net of tax	—	—	—	185	(367)	(182)

Net (loss) income	(21,818)	(15,826)	4,437	(6,736)	18,100	(21,843)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(25)	—	(25)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(21,818)	$(15,826)	$4,437	$(6,711)	$18,100	$(21,818)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net (loss) income	$(11,290)	$(446)	$19,263	$1,302	$(20,136)	$(11,307)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	115	1,021	19,157	21,170	—	41,463
Bad debt expense	—	—	3	35	—	38
Non-cash employee compensation and professional fees expense	—	—	1,638	—	—	1,638
Loss on disposition of assets	—	—	21	1,347	—	1,368
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)	—	(6,667)
Equity in loss (income) of unconsolidated affiliates	446	(20,582)	—	(653)	20,136	(653)
Deferred tax expense	4,380	—	—	—	—	4,380
Changes in operating assets and liabilities	(547)	5,577	(2,339)	(5,682)	—	(2,991)

Net cash (used in) provided by operating activities	(6,896)	(14,430)	37,743	10,852	—	27,269

Investing activities:
Capital expenditures for property and equipment	—	—	(2,883)	(4,837)	—	(7,720)
Loan repayment from unconsolidated affiliates	—	—	—	807	—	807
Investment in development	—	—	(316)	—	—	(316)
Proceeds from sale of a discontinued operation	—	—	—	4,200	—	4,200
Proceeds from sale of assets	—	—	—	2	—	2
Increase in restricted cash	(1,001)	—	—	(909)	—	(1,910)

Net cash used in investing activities	(1,001)	—	(3,199)	(737)	—	(4,937)

Financing activities:
Principal payments on long-term debt	—	1,149	(24)	(80,364)	—	(79,239)
Proceeds from issuance of long-term debt	—	—	—	56,000	—	56,000
Payment of loan costs	(107)	(122)	—	(1,320)	—	(1,549)
Advances from consolidating entities, net	8,004	10,450	(35,773)	17,319	—	—

Net cash provided by (used in) financing activities	7,897	11,477	(35,797)	(8,365)	—	(24,788)

Net (decrease) increase in cash and cash equivalents	—	(2,953)	(1,253)	1,750	—	(2,456)
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	—	36,988

Cash and cash equivalents, end of period	$10,047	$21,215	$(1,581)	$4,851	$—	$34,532

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2010

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(21,818)	$(15,826)	$4,437	$(6,736)	$18,100	$(21,843)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	115	615	23,994	20,212	—	44,936
Bad debt expense	—	—	140	65	—	205
Non-cash employee compensation and professional fees expense	—	—	1,606	—	—	1,606
Loss on disposition of property	—	—	10	9	—	19
Equity in losses (income) of affiliates	15,826	2,274	—	(68)	(18,100)	(68)
Deferred tax benefit	(366)	—	—	—	—	(366)
Changes in operating assets and liabilities	(1,122)	14,136	(3,832)	(1,158)	—	8,024

Net cash (used in) provided by operating activities	(7,365)	1,199	26,355	12,324	—	32,513

Investing activities:
Capital expenditures for property and equipment	—	—	(3,278)	(4,348)	—	(7,626)
Loan repayment from unconsolidated affiliates	—	—	—	1,225	—	1,225
Investment in affiliates	—	—	—	(8)	—	(8)
Investment in development	—	—	(498)	—	—	(498)
Proceeds from sale of assets	—	—	—	15	—	15
Cash acquired in acquisition of Creative Kingdoms, LLC	—	—	—	324	—	324
Decrease in restricted cash	—	—	4,431	(208)	—	4,223

Net cash provided by (used in) investing activities	—	—	655	(3,000)	—	(2,345)

Financing activities:
Principal payments on long-term debt	—	741	(214,858)	(2,297)	—	(216,414)
Proceeds from issuance of long-term debt	—	219,298	—	39	—	219,337
Payment of loan costs	49	(9,079)	(1,836)	(35)	—	(10,901)
Advances from consolidating entities, net	12,336	(194,019)	187,613	(5,930)	—	—

Net cash provided by (used in) financing activities	12,385	16,941	(29,081)	(8,223)	—	(7,978)

Net increase (decrease) in cash and cash equivalents	5,020	18,140	(2,071)	1,101	—	22,190
Cash and cash equivalents, beginning of period	5,023	14,538	(1,590)	2,942	—	20,913

Cash and cash equivalents, end of period	$10,043	$32,678	$(3,661)	$4,043	$—	$43,103

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

Overview

The terms “Great Wolf Resorts,” “us,” “we,” “our” and “Company” used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

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

The following table presents an overview of our portfolio of resorts. As of September 30, 2011, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

	Ownership Percentage	Opened	Number of Guest Suites	Number of Condo Units (1)	Indoor Entertainment Area (2)
					(approx. sq. ft.)
Wisconsin Dells, WI (3)	—	1997	308	77	102,000
Sandusky, OH (3)	—	2001	271	—	41,000
Traverse City, MI	100%	2003	280	—	57,000
Kansas City, KS	100%	2003	281	—	57,000
Williamsburg, VA (4)	100%	2005	405	—	87,000
Pocono Mountains, PA (4)	100%	2005	401	—	101,000
Niagara Falls, ONT (5)	—	2006	406	—	104,000
Mason, OH (4)	100%	2006	401	—	105,000
Grapevine, TX (4)	100%	2007	605	—	110,000
Grand Mound, WA (6)	49%	2008	398	—	74,000
Concord, NC (4)	100%	2009	402	—	97,000

(1)	Condominium units are individually owned by third parties and are managed by us.
(2)	Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of September 30, 2011 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and nine months ended September 30, 2011.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) own a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of July 2011 indicates that there are 141 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47properties, 11 are Great Wolf Lodges.

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

•

In 2010, the master servicer for our loan that is secured by our Traverse City and Kansas City resorts implemented a lock-box cash management arrangement due to the properties not meeting a minimum debt service coverage ratio test under the loan. The loan is not in default and the outstanding principal balance is not due currently, but accounting rules require us to classify the entire loan balance as a current liability as of September 30, 2011. We recorded an $18,741 impairment charge in 2010 related to our Traverse City and Kansas City resorts to reflect a decline in their estimated fair value. Although the operating performance of the two properties securing this loan has improved in 2011, we expect the properties to continue to feel the effects of the regional economic declines experienced over the past several years and to produce operating results below what they had produced prior to 2008.

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

Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, and depreciation and amortization (EBITDA). Rooms revenue accounted for approximately 68% of our total consolidated resort revenue for the nine months ended September 30, 2011. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

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

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2011, approximately 32% of our total consolidated resort revenues consisted of non-rooms revenue.

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

	September 30, 2011	December 31, 2010
Goodwill related to the acquisition of the majority interest in CK	$1,366	$1,366

	$1,366	$1,366

Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of September 30, 2011.

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

Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. As of September 30, 2011, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.

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

In September 2011, the FASB issued guidance that permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Great Wolf Resorts, Inc.	$1,515	$(993)	$(11,290)	$(21,818)
Adjustments:
Interest expense, net of interest income	11,919	12,254	36,094	33,479
Income tax expense	13	47	5,160	416
Depreciation and amortization	14,799	13,806	41,463	44,936

EBITDA	$28,246	$25,114	$71,427	$57,013

Results of Operations

General

Our financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary, which is a developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interest in the Grand Mound resort, in which we have a minority ownership interest but which we do not consolidate.

Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

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

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.

Three months ended September 30, 2011, compared with the three months ended September 30, 2010

The following table shows key operating statistics for our resorts for the three months ended September 30, 2011 and 2010:

	All Properties	Same Store Comparison (a)
	2011	2011	2010	$	%
Occupancy	71.8%	71.8%	68.5%	N/A	4.8%
ADR	$265.83	$265.83	$252.22	$13.61	5.4%
RevPAR	$190.86	$190.86	$174.87	$15.99	9.1%
Total RevPOR	$397.32	$397.32	$385.85	$11.47	3.0%
Total RevPAR	$285.27	$285.27	$264.37	$20.90	7.9%
Non-rooms revenue per occupied room	$131.50	$131.50	$130.63	$0.87	0.7%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2011 and 2010 (that is, all properties other than our Blue Harbor Resort in Sheboygan, WI).

The positive changes in key operating statistics for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, appear to be the result of:

•	stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns; and

•	an increase in overall consumer demand for our properties.

Presented below are selected amounts from the statements of operations for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010	Increase
Revenues	$83,551	$77,918	$5,633
Operating expenses:
Departmental operating expenses	25,737	24,055	1,682
Depreciation and amortization	14,799	13,715	1,084
Loss on disposition of assets	330	—	330
Net operating income	13,192	10,121	3,071
Discontinued operations, net of tax	105	(740)	845
Net income (loss) attributable to Great Wolf Resorts, Inc.	1,515	(993)	2,508

Revenues. Total revenues increased due to a more stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business.

Operating expenses.

•	Departmental operating expenses increased by $1,682 in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due primarily to an increase in revenues.

•

Total depreciation and amortization increased for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to the write-off of unamortized debt issuance cost in the amount of $1,850 related to our Concord loan that was refinanced in the three months ended September 30, 2011. There was no similar write-off in the three months ended September 30, 2010.

•

Loss on disposition of assets increased due to a loss related to the closing of our Scooops Kid Spa in the Mall of America in the three months ended September 30, 2011. There was no similar loss during the three months ended September 30, 2010.

Net operating income. During the three months ended September 30, 2011, we had net operating income of $13,192 as compared to net operating income of $10,121 for the three months ended September 30, 2010.

Net income (loss) attributable to Great Wolf Resorts, Inc. Net income (loss) attributable to Great Wolf Resorts, Inc. increased primarily due to an increase in net operating income of $3,071. This increase was partially offset by a loss in discontinued operations in the three months ended September 30, 2011 related to our Blue Harbor Resort in Sheboygan, WI.

Nine months ended September 30, 2011, compared with the nine months ended September 30, 2010

The following table shows key operating statistics for our resorts for the nine months ended September 30, 2011 and 2010:

	All Properties (a)	Same Store Comparison (b)
	2011	2011	2010	$	%
Occupancy	66.5%	66.9%	62.9%	N/A	6.4%
ADR	$260.61	$261.36	$252.79	$8.57	3.4%
RevPAR	$173.37	$174.93	$158.95	$15.98	10.1%
Total RevPOR	$395.06	$395.74	$387.53	$8.21	2.1%
Total RevPAR	$262.81	$264.88	$243.67	$21.21	8.7%
Non-rooms revenue per occupied room	$134.44	$134.39	$134.73	$(0.34)	(0.3)%

(a)	Includes results for properties all owned, managed and/or licensed resorts. All Properties operating statistics include our Blue Harbor Resort in Sheboygan, WI, through March 23, 2011. We sold Blue Harbor Resort on March 24, 2011.
(b)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2011 and 2010 (that is, all properties other than our Sheboygan resort).

The positive changes in key operating statistics for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, appear to be the result of:

•	stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns; and

•	an increase in overall consumer demand for our properties.

Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010	Increase/ (Decrease)
Revenues	$231,161	$213,366	$17,795
Operating expenses:
Departmental operating expenses	74,671	68,538	6,133
Selling, general and administrative	49,261	47,961	1,300
Depreciation and amortization	41,362	44,879	(3,517)
Loss on disposition of assets	1,368	19	1,349
Net operating income	21,833	10,339	11,494
Interest expense, net of interest income	36,018	32,844	3,174
Income tax expense	5,175	421	4,754
Discontinued operations, net of tax	(6,704)	(182)	(6,522)
Net loss attributable to Great Wolf Resorts, Inc.	(11,290)	(21,818)	10,528

Revenues. Total revenues increased due to the following:

•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business; and

•	The inclusion of CK as a consolidated subsidiary for a full nine months in 2011 following our acquisition of a 62.4% equity interest in June 2010.

Operating expenses.

•

Departmental operating expenses increased by $6,133 in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to an increase in revenues and the acquisition of CK.

•

Total selling, general and administrative expenses increased by $1,300 in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due, in part, to a settlement payment received with respect to wastewater treatment litigation during the nine months ended September 30, 2010. There was no similar settlement payment received during the nine months ended September 30, 2011.

•

Total depreciation and amortization decreased, primarily due to a smaller write-off of unamortized debt issuance costs during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we wrote off $1,850 of unamortized debt issuance costs related to our Concord loan that we refinanced. During the nine months ended September 30, 2010 we wrote off $3,500 related to our then-existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes.

•

Loss on disposition of assets increased due to a loss related to CK as well as the closing of our Scooops Kid Spa in the Mall of America during the nine months ended September 30, 2011. There were no similar losses during the nine months ended September 30, 2010.

Net operating income. During the nine months ended September 30, 2011, we had net operating income of $21,833 as compared to a net operating income of $10,339 for the nine months ended September 30, 2010.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. decreased due to:

•	An increase in net operating income of $11,494; and

•

During the nine months ended September 30, 2011 we disposed of our Blue Harbor Resort in Sheboygan, WI and have included the property’s operations in discontinued operations for the nine months ended September 30, 2011 and 2010. Included in discontinued operations for the nine months ended September 30, 2011 is a gain on sale of $6,667.

These increases were partially offset by:

•	An increase in net interest expense of $3,174, mainly due to interest expense related to our first mortgage notes issued in April 2010; and

•

An increase in income tax expense of $4,754 recorded in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in income tax expense was mainly due to an increase in our valuation allowance of $4,772, as a result of our sale of Blue Harbor Resort. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.

Segments

We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.

See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase
Resort Ownership/Operation
Revenues	$74,194	$67,948	$6,246	$204,655	$188,330	$16,325
EBITDA	25,267	22,251	3,016	64,749	51,820	12,929
Resort Third-Party Management/License
Revenues	7,462	7,526	(64)	22,145	21,724	421
EBITDA	1,869	1,817	52	5,303	4,991	312
Other
Revenues	1,895	2,444	(549)	4,361	3,312	1,049
EBITDA	1,110	1,046	64	1,375	202	1,173

The Other column in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments.

Liquidity and Capital Resources

We had total indebtedness of $517,496 and $552,298 as of September 30, 2011 and December 31, 2010, respectively, summarized as follows:

	September 30, 2011	December 31, 2010
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$66,016	$67,236
Pocono Mountains mortgage loan	93,341	94,274
Concord mortgage loan	56,000	78,147
First mortgage notes (net of discount of 8,429 and $9,578)	221,571	220,422
Other Long-Term Debt:
Junior subordinated debentures	80,545	80,545
City of Sheboygan bonds	—	8,573
City of Sheboygan loan	—	3,054
Other	23	47

	517,496	552,298
Less current portion of long-term debt	(67,841)	(70,083)

Total long-term debt	$449,655	$482,215

Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2011.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the twelve-month period ended September 30, 2011, the DSCR for this loan was 1.15, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of September 30, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of September 30, 2011, the loan is not in default and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $38,959 as of September 30, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $66,016 as of September 30, 2011.

Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.

Given improved operating trends and performance at the properties during the nine months ended September 30, 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2011 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2011 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2011.

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

Concord Mortgage Loan — On July 15, 2011, we entered into a loan agreement to refinance our Concord mortgage loan. We repaid $76,600 under the original loan using the proceeds of the new loan and cash on hand. The principal amount of the new loan was $56,000 and is secured by our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at September 30, 2011). This loan matures in July 2014 and has a one-year extension available at our option, assuming the property meets certain operating performance thresholds. This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter at which time the lender will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. The loan requires a minimum DSCR of (i) 1.15 the first year of the loan (ii) 1.20 the second year of the loan and (iii) 1.30 thereafter.We were in compliance with all covenants under this loan at September 30, 2011.

In connection with the refinancing transaction, we were required to provide interest rate protection on a portion of the loan amount through the loans’ maturity date. Therefore, we executed an interest rate cap that caps the loan at 8.00% interest rate through July

2014 at a cost of $274. The interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record any change to interest expense. In connection with this refinancing transaction, we wrote-off approximately $1,850 of unamortized debt issuance costs.

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

City of Sheboygan Bonds — The City of Sheboygan bonds represented the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the BANs.

City of Sheboygan Loan — The City of Sheboygan loan amount represented a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the loan.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through September 30,
2012	$3,542
2013	4,752
2014	57,472
2015	62,053
2016	1,671
Thereafter	396,435

Total	$525,925

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of September 30, 2011, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,717 in 2012, $1,851 in 2013, $1,981 in 2014, $60,467 in 2015.

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

Other than debt maturities, our largest long-term expenditures are expected to be for capital expenditures for our existing resorts, capital expenditures for development of future resorts, and capital contributions or loans to joint ventures owning resorts under construction or development.

•

Expenditures related to capital expenditures for our existing resorts were $7,720 for the nine months ended September 30, 2011. We expect to have approximately $3,000 of such expenditures for the rest of 2011. We also expect to have approximately $10,000 of such expenditures in 2012.

•

Due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund any required equity contribution to a project. Furthermore, the indenture which governs our first mortgage notes imposes significant restrictions on our ability to invest cash in the development of new resorts or joint ventures that may acquire or develop resorts. We believe these factors will limit the amount of our cash outlays to approximately $10,000 or less over the next 12 months for development of new resorts or capital contributions to joint ventures that develop or acquire resorts that we would license or manage.

Off Balance Sheet Arrangements

We have one unconsolidated joint venture arrangement at September 30, 2011. We account for our unconsolidated joint venture using the equity method of accounting.

Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At September 30, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $96,014. As of September 30, 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resorts.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011:

	Payment Terms
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Debt obligations (1)	$720,566	$38,954	$132,362	$126,032	$423,218
Operating lease obligations	3,314	850	1,400	730	334
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$725,148	$39,804	$133,762	$126,762	$424,820

(1)	Amounts include interest (for fixed rate debt) and principal.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $34,532 of available cash and cash equivalents and a working capital deficit of $60,914 (current assets less current liabilities) at September 30, 2011, compared to the $36,988 of available cash and cash equivalents and a working capital deficit of $65,190 at December 31, 2010. The primary reason for the working capital deficit as of September 30, 2011 and December 31, 2010 was due to our Traverse City/Kansas City mortgage loan (principal balance of $66,016 as of September 30, 2011) being classified as a current liability, due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of September 30, 2011, the loan is not in default and the principal balance is not currently due.

Cash Flows

Nine months ended September 30, 2011, compared with the nine months ended September 30, 2010

	2011	2010	Decrease
Net cash provided by operating activities	$27,269	$32,513	$(5,244)
Net cash used in investing activities	(4,937)	(2,345)	(2,592)
Net cash used in financing activities	(24,788)	(7,978)	(16,810)

Operating Activities. The decrease in net cash provided by operating activities resulted primarily from a increase in accounts receivable and other assets and a decrease in accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Investing Activities. The increase in net cash used by investing activities for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, resulted primarily from an increase in restricted cash, and partially offset by the proceeds received from our sale of our Sheboygan resort.

Financing Activities. The increase in net cash used in financing activities resulted primarily from an increase in principal payments on long term debt as it relates to our Concord loan during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

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

As of September 30, 2011, we had total indebtedness of $517,496. This debt consisted of:

•	$66,016 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%. This loan matures in January 2015.

•	$93,341 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%. This loan matures in January 2017.

•

$56,000 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.00% per annum. The effective rate was 6.00% at September 30, 2011. This loan matures in July 2014.

•	$221,571 (net of discount of $8,429) of Notes that are secured by first priority liens on three of our resorts. The Notes bear interest at 10.875%. The notes are due April 2017.

•	$51,550 of subordinated notes that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated notes that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in June 2017.

•	$23 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.

As of September 30, 2011, we estimate the total fair value of the indebtedness described above to be $44,720 less than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

At September 30, 2011 our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balance outstanding and current interest rates in effect as of September 30, 2011, as LIBOR plus the loans’ basis point spreads would not increase or decrease above the loans’ minimum rate floor.

During the nine months ended September 30, 2011, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of September 30, 2011, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2011. We have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Separation Agreement and Release between Great Wolf Resorts, Inc. and J. Michael Schroeder dated February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.2	Purchase Agreement for Blue Harbor Resort, Sheboygan, Wisconsin between Claremont New Frontier Resort, LLC and Blue Harbor Resort Sheboygan, LLC dated March 17, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.3*	Loan Agreement by and among Great Wolf Lodge of the Carolinas, LLC (as borrower), Crédit Agricole Corporate and Investment Bank (as a lender), Deutsche Bank Trust Company Americas (as a lender), Deutsche Bank Securities Inc. (as syndication agent), and Crédit Agricole Corporate and Investment Bank (as agent), dated as of July 15, 2011.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ James A. Calder
James A. Calder
Chief Financial Officer
(Duly authorized officer)
(Principal Financial and Accounting Officer)

Dated: November 4, 2011