Form 10-K
period 2011-12-31
Great Wolf Resorts, Inc.
filed 2012-02-23
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2011

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

Registrant’s telephone number, including area code

(608) 662-4700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $79,191,175 based on the closing price on the NASDAQ Global Market for such shares.

The number of shares outstanding of the issuer’s common stock was 32,908,237 as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III. A definitive Proxy Statement pursuant to Regulation 14A will be filed with the Commission no later than April 30, 2012.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

OVERVIEW AND DEVELOPMENT

The terms “Great Wolf Resorts,” “us,” “we,” “our” and “Company” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.

We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts feature approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our primary target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. Several of our resorts have significant meeting space or conference centers, allowing us to also attract groups in addition to our leisure guests. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge® brand name. We own and operate several of the resorts in our portfolio; we have also entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.

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

Each of our Great Wolf Lodge resorts has a Northwoods lodge theme, designed in a Northwoods cabin motif with exposed timber beams, massive stone fireplaces, Northwoods creatures including mounted wolves and an animated two-story Clock Tower that provides theatrical entertainment for younger guests. All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 925 square feet.

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

We own a 62.4% equity interest in Creative Kingdoms (CK). CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at ten of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.

Financial information regarding our reportable segments during 2011 is included in Note 2 of our Notes to Consolidated Financial Statements.

Properties —Overview

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

The following table summarizes our Generation I and Generation II Great Wolf Lodge properties as of December 31, 2011:

			Same Store 2011 Operating Statistics
Type	Locations	Description	Occupancy	ADR	RevPAR	Total RevPOR
Generation I	Wisconsin Dells, WI Sandusky , OH Traverse City, MI Kansas City , KS	Approximately 300 or fewer rooms, smaller waterparks and fewer and smaller other amenities	56.1%	$201.09	$112.77	$302.77

Generation II	Williamsburg, VA Pocono Mountains, PA Niagara Falls, ONT Mason, OH Grapevine, TX Grand Mound, WA Concord, NC	Approximately 400 rooms or more and a wider range of amenities	66.0%	$279.05	$184.15	$424.84

In June 2010 we acquired a 62.4% equity interest in Creative Kingdoms, LLC (CK) in exchange for all of the $8,700 principal balance, plus accrued interest of approximately $1,300, of convertible indebtedness owed to us by Creative Kingdoms. Creative Kingdoms is a developer of experiential gaming products including MagiQuest, an interactive game attraction available at ten of our resorts. Creative Kingdoms also licenses or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.

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

The following table presents an overview of our portfolio of resorts. As of December 31, 2011, we operated, managed and/or were party to licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

	Ownership Percentage	Opened	Number of Guest Suites		Indoor Entertainment Area(1)
					(Approx. sq. ft)
Wisconsin Dells, WI(3)	—	1997	385	(2)	102,000
Sandusky, OH(3)	—	2001	271		41,000
Traverse City, MI	100%	2003	280		57,000
Kansas City, KS	100%	2003	281		57,000
Williamsburg, VA(4)	100%	2005	405		87,000
Pocono Mountains, PA(4)	100%	2005	401		101,000
Niagara Falls, ONT(5)	—	2006	406		104,000
Mason, OH(4)	100%	2006	401		105,000
Grapevine, TX(4)	100%	2007	605		110,000
Grand Mound, WA(6)	49%	2008	398		74,000
Concord, NC(4)	100%	2009	402		97,000

(1)

Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(2)	Total number of guest suites includes 77 condominium units that are individually owned by third parties and managed by us.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2011 and each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2011.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

On March 24, 2011 we sold our resort operated under our Blue Harbor Resort™ brand name in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 24, 2011, we no longer operated this resort or managed the condominium units there.

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

Guest Suites. All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 925 square feet. Substantially all of the rooms in our resorts also include a private deck or patio, although a lower percentage of rooms in our Grapevine resort and the Grand Mound resort we operate include this type of amenity. Our resorts offer up to 11 room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, Jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to six people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin® suites that feature a log cabin bunk bed room, our Wolf Den Suitestm that feature a themed den enclosure with bunk beds and our KidKamptm suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suitetm and Grizzly Bear Suitetm, which have separate bedrooms with a king bed, a large dining and living area and can accommodate up to eight people. For business travelers we also offer Luxury King Suites that have a king bed and a 32” television. Our guest suites have wallpaper, artwork and linens that continue the Northwoods theme and our resorts provide pay-per-view movies and pay-per-play video games. Some of our resorts also provide room service dining.

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

On average, approximately one to two million gallons of water cycles through each of our waterparks every hour as part of our water filtration procedures. Our primary operating equipment includes water pumps, tanks and filters, located in separate spaces to allow for quick repairs or replacement. Computerized water and air treatment systems and highly trained technicians monitor the water and air quality of our waterparks in order to promote a clean and safe environment. We seek to minimize the use of chlorine. Most of the water purification is performed by one or more non-chlorinated water treatment systems, which ensures the highest water quality and a substantial reduction in the typical chlorine odor found in indoor pools. In addition, the water within each area circulates at least every hour to maximize hygiene. Each waterpark area has its own water system so that a problem with any one area can be quickly contained and does not affect the operations of the rest of the waterpark.

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

Our indoor waterparks are generally open from 9:00 a.m. until 9:00 p.m., seven days a week, and admission is generally only available to resort guests. Our general guests-only policy, which is in effect at all of our resorts, allows our guests to avoid the long lines and other inconveniences of daily admission-based waterparks.

Amenities. Each of our resorts features a combination of the following amenities. Some of the amenities described below have different names at certain of our Great Wolf Lodge resorts.

•

Themed Restaurants. Our resorts feature one or more full-service, themed restaurants and a themed bar and grille that serves alcoholic beverages and sandwiches. Our themed restaurants include the Gitchigoomie Grill™, with a life-sized sea plane suspended over the dining area; Lumber Jack’s Cook Shanty™; the Loose Moose Bar & Grill™; and the Camp Critter Bar & Grille™, which features a two-story realistic tree with a canopy of leaves and canvas-topped booths with hanging lanterns, giving guests the impression that they are dining in a Northwoods forest campsite.

•

Ice Cream Shop and Confectionery. Each of our Great Wolf Lodge resorts has a Bear Paw Sweets & Eatstm ice cream shop and confectionery that provides sandwiches, coffee, pastries, ice cream, candies, home-made fudge and other snacks that families can share together.

•	Coffee Shop. Some of our resorts have a separate coffee shop that offers Starbucks® or Dunkin Donuts® coffee, as well as other pastry items provided by those brands.

•

Snack Bar. Each of our waterparks has a snack bar that offers a variety of sandwiches, pizzas and similar foods with ample seating so that our guests do not have to leave the warmth and comfort of the waterpark.

•

Gift Shop. Each of our resorts has a Buckhorn Exchange™ gift shop that provides distinctive themed gifts, including Great Wolf Lodge logo merchandise, souvenirs, collectibles and stuffed animals. The gift shop also offers resort toys, swimwear and personal necessities. Our resorts also have a Bear Essentials™ gift shop located in the waterpark.

•

Full-Service Spa. Each of our resorts, with the exception of our Sandusky resort, has an Elements™ Spa and Salon that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments and a wide selection of Aveda® products. Each of our spas also includes our Scooops® Kid Spa. The furnishings for the kid-friendly spa have the look of a modern ice cream parlor, with chocolate-colored walls, retro swivel stools and a pedicure sofa that looks like an oversized ice cream sundae. While enjoying their treatments, kids can listen to music with a provided CD player and speakers or with their own digital music player.

•

Game Arcade. Our Northern Lights Arcade™ range in size from approximately 5,000 to 8,000 square feet, generally feature over 70 games and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the skill games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

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

•

Meeting Space. Our resorts offer meeting space ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at our Traverse City resort and the resort we license in Niagara Falls.

•

Conference Facility. Many of our resorts feature conference facility space. Our Traverse City, Williamsburg, Mason, Grapevine and Concord resorts and the Grand Mound resort we operate feature conference facilities that range in size from 10,000 to 40,000 square feet. Each of these conference facilities also feature some, if not all, of the following additional aspects to their conference facilities: Grand Ballroom, flexible meeting spaces, executive boardroom, audio visual systems, and multiple pre-function concourses including an outdoor patio.

•	MagiQuest®. Ten of our resorts feature a MagiQuest attraction. MagiQuest is an interactive, live-action, fantasy adventure game that guests can play throughout the resort.

•	Miniature Golf. Five of our resorts feature a custom-designed, outdoor 18-hole miniature golf course.

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

Business and Growth Strategies

Our primary business objective is to increase long-term stockholder value by executing our growth strategies, which include:

•

Leveraging Our Competitive Advantages and Increasing Domestic Geographic Diversification through a Licensing-Based Resort Business Model and Joint Venture Resort Investments in Target Markets. We are seeking to grow our business and diversify our domestic resort geographic brand footprint in a capital-efficient manner primarily through a licensing-based business model. This business model is designed to further exploit our competitive advantages of being the first-mover in the indoor waterpark resort business, our strong brand equity and our waterpark resort management expertise by seeking opportunities to earn fees through licensing our brand and managing resorts that are constructed, converted and/or developed primarily by third-party owners. We may also seek to make minority investments in joint ventures that own most of the licensed resorts in order to share in any equity appreciation and profits of those resorts. Our proposed transaction to license and manage a new Great Wolf Lodge resort in Garden Grove, California, is an example of a transaction under this strategy. We believe this business model will allow us to deploy our capital resources more efficiently, reduce our overall leverage and diversify our operations geographically, since we will not be fully responsible for the construction and ownership of the licensed resorts, and will generally not be required to incur associated mortgage or construction debt. In addition, this business model is designed to allow us to expand more quickly domestically, reducing our sensitivity to economic conditions affecting any single region.

•

Expanding Our Brand Footprint Internationally. We also seek to use our licensing-based business model to efficiently expand our business internationally. Similar to our arrangement with Ripley’s in Niagara Falls, Ontario, we seek to enter into license and/or management agreements with reputable companies that have local market knowledge in order to increase revenues and expand the international footprint of our Great Wolf Lodge brand. We may also seek to make strategic minority joint venture investments in the licensed resorts in order to share in the profits and equity appreciation of the resorts. We believe this model is the most efficient strategy for international expansion, since it enables us to leverage the local expertise of joint venture partners while minimizing our capital investment.

•

Selective Sales/Dispositions of Ownership Interests/Recycling of Capital. We will selectively consider opportunities to sell partial or whole interests in one or more of our owned and operated properties, as we did in our former CNL joint venture. In addition, in situations where the market value of one of our owned resorts is less than the principal amount of the loan secured by that resort, we may address such an overleveraged situation by seeking a modification of the loan; in situations where we cannot achieve a satisfactory modification of such a loan, we may choose to transfer the property to the lender in satisfaction of the loan balance. We expect to continue to manage and/or license our Great Wolf Lodge branded resorts, and we will consider transactions that allow us to maintain our management/licensing agreement at a resort while realizing value through our selective sales or other dispositions. In those situations where we sell partial or whole ownership interests, we expect to recycle capital generated by such transactions for investment in future growth opportunities or reduction of existing debt balances.

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

•

Maximizing Total Resort Revenues. We will continue to employ aggressive yield management techniques and sales and marketing efforts designed to maximize occupancy and room rates at both our owned and managed resorts. During off-peak times (generally in May and September, and during the middle of weeks when schools are in session), we will seek to maintain higher occupancy by holding special events and targeting group sales and conferences. We will also seek to maximize other on-site revenue, such as food and beverage, entertainment and merchandise revenue through themed restaurants, ice cream shops, snack shops, adult and kid spas, gift shops, game arcades, MagiQuest, mini-golf and teen-themed areas. We have also entered into a number of co-marketing agreements with strategic partners and expect to enter into additional co-marketing agreements in the future in order to increase other revenue.

•

Minimizing Total Resort Costs. We will seek to reduce operating costs by leveraging our purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. By centralizing certain of our services, we also seek to reduce our per-unit costs, increasing our control over those services in order to deliver a greater quality of service to our guests and employees. Our centralized reservations system is scalable and, together with our web-based reservations system, enables us to efficiently handle high reservation volumes and which we expect to require only limited additional incremental costs over the next several years as we increase our portfolio of resorts.

•

Building Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is recognizable by our guests because of our distinctive and easily identifiable theming, from our signature treehouse water fort, to our mascots and distinctive logos and merchandise. We believe we have fostered strong guest and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

•

Expanding Operations of Creative Kingdoms. We will seek to work with the management of Creative Kingdoms to expand that company’s operations and capitalize on their significant experience in developing experiential, family-based entertainment products. We believe that Creative Kingdoms’ current and potential future products have potential uses in venues other than our indoor waterpark resorts, and we expect to support Creative Kingdoms in their sales and marketing efforts as they look to expand the number of locations using their MagiQuest and other experiential gaming products.

Our Competitive Strengths

We are the market leader for family entertainment resorts that feature indoor waterparks and other family-oriented amenities in North America. Our competitive strengths include:

Significant barriers to entry with an established first mover advantage. We strive to be the first operators of family entertainment resorts featuring indoor waterparks in our selected target markets, and our resorts have typically been the first resorts to open in their respective markets. Our experience in establishing 11 family-focused resorts and the economies of scale resulting from our current operation of multiple resorts provide us with the ability to move into a selected target market quickly. We believe there are significant barriers to entry in our industry segment that discourage others from developing similar resorts, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a challenging, multi-year permitting process. A new Great Wolf Lodge resort built through ground-up construction typically costs in excess of $120,000 and takes from one to three years to develop and permit, and an additional 18 months or more to build. We believe that the combination of our first mover advantage, existing economies of scale and the significant barriers to entry in our target markets provide us with a competitive advantage.

Strong brand name awareness. Our Great Wolf Lodge brand name is well recognized in our industry. We are the largest owner, licensor and operator of family entertainment resorts with indoor waterparks in North America based on the number of resorts in operation. Our Great Wolf Lodge brand is symbolized by our distinctive and easily identifiable theming, from our signature treehouse water fort, to our mascots and recognizable logos and merchandise. We believe that our strong brand awareness has helped foster strong guest and brand loyalty, which is evidenced by high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

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

Positioned for economic recovery. During the past several years we have positioned our business to benefit in an economic recovery. Each of our resorts has completed construction, and we have no current development exposure. We have also strengthened our capital structure, refinancing our near-term maturing debt so that we have no debt maturities until July 2014. Additionally, we have taken steps to sell non-core assets. In August 2009, we closed on the sale of our 30.26% interest in the Great Wolf Lodge properties in Wisconsin Dells, WI and Sandusky, OH, and in March 2011 we sold our Blue Harbor Resort in Sheboygan, WI. All of these steps have allowed us to focus on our core operations, eliminate development risk from our portfolio and improve cash flows.

Extensive customer database through a centralized service center drives repeat and referral business. Since 1997, we have accumulated an extensive customer database, which allows us to market directly to our guests and drive repeat and referral business. Despite the recent economic downturn, our repeat and referral business has continued to grow, which we believe is a testament to the quality of our business methods. For the year ended December 31, 2011, 60% of our room nights were derived from repeat and referral guests.

In addition, by centralizing certain of our services, we focus on decreasing our per-unit costs. Centralized services provide operational efficiency, increasing our control over those services and positioning ourselves to deliver a higher quality of service to our guests. For example, our central reservations call center operates every day of the year and accepts reservations for our resorts. The call center also has the capacity to efficiently handle high call volumes and should require limited incremental costs over the next several years as we grow our portfolio. We have also increased the efficiency and functionality of our web-based online reservations system, which we expect to allow us to further efficiently handle an increasing volume of guest reservations with limited incremental costs.

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

Significant portfolio of product offerings that increase ancillary on-site revenues. Our resorts feature a number of proprietary and branded products and entertainment options that increase ancillary on-site revenues and distinguish our resorts’ self-contained vacation experience. These products include Buckhorn Exchange gift shop, Elements Spa and Salon, Northern Lights Arcade, Cub Club, Scooops Kid Spa and miniature golf. Ten of our resorts feature a MagiQuest attraction, an interactive, live-action, fantasy adventure game that guests can play throughout the resort. Additionally, five of our resorts feature an approximately 1,000 square foot interactive family tech center, gr8_space™, which features multiple computer stations offering Internet access, docking stations for digital music players and multiple gaming stations. We believe that these ancillary products will continue to drive additional revenues and enhance the guest experience and brand loyalty. We believe that the RevPOR performance of our Generation II resorts is due to a significant extent to the superior amenities provided at those resorts.

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

Strong management team with skilled resort level staff. Our executive management team includes four individuals who are responsible for our strategic direction and have an average of nine years of experience with Great Wolf Resorts and twenty years of industry experience. Our executive management has significant experience in the hospitality, family entertainment and real estate development industries and has significant expertise in operating complex, themed family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including what we believe is a positive and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb guest experience and helping to assure that our guests fully enjoy their family vacations.

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

Property Descriptions

We currently operate, manage and/or have entered into licensing arrangements relating to the operation of 11 resorts, located in Wisconsin Dells, Wisconsin; Sandusky, Ohio; Traverse City, Michigan; Kansas City, Kansas; Williamsburg, Virginia; Pocono Mountains, Pennsylvania; Niagara Falls, Ontario; Mason, Ohio; Grapevine, Texas; Grand Mound, Washington and Concord, North Carolina.

Great Wolf Lodge—Wisconsin Dells, Wisconsin

Our Great Wolf Lodge, located on 16 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by our predecessor company in 1999. In October 2005, we transferred this resort to a joint venture with CNL and sold 70% of our ownership interest in the property to CNL. In August 2009, we sold the remainder of our ownership interest in the joint venture to CNL. We continue to manage and license this resort under long-term arrangements.

Wisconsin Dells is a renowned family vacation destination that features a number of entertainment options, including amusement parks, museums, live entertainment and other indoor waterparks. According to the 2011-2012 Travel & Tourism Market Research Handbook, the Wisconsin Dells area attracts over 2.9 million visitors each year. Wisconsin Dells is within a one-hour drive from Madison, Wisconsin; a two-hour drive from Milwaukee, Wisconsin; a three-hour drive from Chicago, Illinois; a three and one-half-hour drive from Minneapolis/St. Paul, Minnesota; and a five-hour drive from Des Moines, Iowa. According to Applied Geographic Solutions, Inc., there are approximately 16.4 million people who live within 180 miles of the resort.

Great Wolf Lodge of Wisconsin Dells has 308 guest suites, with an additional 77 third-party owned, one to four bedroom condominium units located adjacent to the resort, on a six-acre land parcel, and an approximately 76,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities, such as an animated two-story Clock Tower and fitness center.

Great Wolf Lodge—Sandusky, Ohio

In March 2001, we opened our Great Wolf Lodge in Sandusky, Ohio. In October 2005, we transferred this resort to a joint venture with CNL and sold 70% of our ownership interest in the property to CNL. In August 2009, we sold the remainder of our ownership interest in that joint venture to CNL. We continue to manage and license this resort under long-term arrangements.

Sandusky is a family destination near Cleveland, Ohio, that is well known for its amusement parks. According to the Sandusky/FIB Erie County Visitors and Convention Bureau, Sandusky attracts approximately 10 million visitors each year. Sandusky is within a one-hour drive from Cleveland and Toledo, Ohio; a two-hour drive from Detroit, Michigan; a two and one-half-hour drive from Columbus, Ohio; and a three-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 22.9 million people who live within 180 miles of the resort.

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

Great Wolf Lodge—Traverse City, Michigan

In March 2003, we opened our Great Wolf Lodge in Traverse City, Michigan. Traverse City is a traditional family vacation destination with skiing and lake activities. According to the Traverse City Convention and Visitors Bureau, Traverse City attracts approximately 2 million visitors each year. Traverse City is within a two-hour drive from Grand Rapids, Michigan; a three-hour drive from Sault St. Marie, Michigan; and a four-hour drive from Detroit and Ann Arbor, Michigan, as well as Windsor, Ontario. According to Applied Geographic Solutions, Inc., there are approximately 7.1 million people who live within 180 miles of the resort.

Great Wolf Lodge of Traverse City is located on approximately 48 acres and has 280 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. It also includes a 10,000 square-foot conference center. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and approximately 7,000 square feet of meeting space. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

Great Wolf Lodge—Kansas City, Kansas

In May 2003, we opened our Great Wolf Lodge in Kansas City, Kansas, as part of the Village West tourism district that includes a Cabela’s superstore, Nebraska Furniture Mart and the Kansas NASCAR Speedway. According to the 2011-2012 Travel & Tourism Market Research Handbook, Kansas City attracts approximately 8 million visitors each year. Kansas City is within a one-hour drive from Topeka, Kansas; a three-hour drive from Wichita, Kansas, Des Moines, Iowa and Omaha, Nebraska; and a four-hour drive from St. Louis, Missouri. According to Applied Geographic Solutions, Inc., there are approximately 6.8 million people who live within 180 miles of the resort.

Great Wolf Lodge of Kansas City is located on approximately 17 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and meeting rooms. The resort also includes non revenue-generating amenities such as our animated two-story Clock Tower and fitness center.

Great Wolf Lodge—Williamsburg, Virginia

In March 2005, we opened our Great Wolf Lodge in Williamsburg, Virginia, on an 83-acre site. Williamsburg is a popular family vacation destination with amusement parks, waterparks and other entertainment attractions. According to the 2011-2012 Travel & Tourism Market Research Handbook, the Williamsburg area attracts 4 million visitors each year. Williamsburg is a one-hour drive from Richmond, Virginia; a two and one-half-hour drive from Washington, D.C.; a three-hour drive from Baltimore, Maryland; a three and one-half-hour drive from Raleigh, North Carolina; a four and one-half-hour drive from Wilmington, Delaware; and a five-hour drive from Philadelphia, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 17.4 million people who live within 180 miles of the resort.

The resort occupies approximately 36 acres of the site. We have leased a portion of the excess land to an entity who has opened a restaurant on this site. We may sell or lease a portion of the remaining excess land as out-lots and retain the remaining acreage to support future expansion of the resort.

Great Wolf Lodge of Williamsburg has 405 guest suites and an approximately 67,000 square-foot indoor waterpark that includes our signature treehouse water fort. It also includes a 10,000 square-foot conference center. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, miniature golf, gr8_space, an outdoor recreation area and approximately 11,000 square feet of meeting rooms. The resort offers non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge—Pocono Mountains, Pennsylvania

In October 2005, we opened our Great Wolf Lodge in the Pocono Mountains on a 95-acre site near Stroudsburg, Pennsylvania. The Pocono Mountains area is a popular family vacation destination featuring family-oriented attractions and recreational activities. According to the 2011-2012 Travel & Tourism Market Research Handbook, the Pocono Mountains region attracts approximately 6 million visitors each year. The resort is less than a one-hour drive from Scranton, Pennsylvania; a two-hour drive from Manhattan, New York and Philadelphia, Pennsylvania; a two and one-half-hour drive from Bridgeport, Connecticut; a three hour drive from Baltimore, Maryland; and a five-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 45.2 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 80,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack shops, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, gr8_space, an outdoor recreation area and approximately 5,800 square feet of meeting rooms. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge—Niagara Falls, Ontario

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

In April 2006, the Great Wolf Lodge in Niagara Falls, Ontario, Canada opened. Niagara Falls is a popular family vacation destination. According to the 2011-2012 Travel & Tourism Market Research Handbook, Niagara Falls attracts nearly 12 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; a one and three-quarter-hour drive from Kitchener, Ontario; a two and one-half-hour drive from London, Ontario; and a four and one-quarter-hour drive from Windsor, Ontario. According to Applied Geographic Solutions, Inc., there are approximately 8 million people in the United States and 9.6 million people in Canada, who live within 180 miles of the resort.

Great Wolf Lodge of Niagara Falls has 406 guest suites with an approximately 82,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and meeting space. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge—Mason, Ohio

In December 2006, we opened our Great Wolf Lodge in Mason, Ohio, on a 39-acre land parcel adjacent to Kings Island theme park. Mason is a popular family destination featuring family-oriented attractions and recreational activities. According to the 2011-2012 Travel & Tourism Market Research Handbook, the Mason/Cincinnati metro areas attract 5 million visitors per year. The resort is located less than a one-hour drive from Cincinnati and Dayton, Ohio; a one and one-half hour drive from Columbus, Ohio; and a two-hour drive from Louisville, Kentucky, Indianapolis, Indiana and Lexington, Kentucky. According to Applied Geographic Solutions, Inc., there are approximately 16.6 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of Mason, Ohio, has 401 guest suites and an approximately 84,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest and an outdoor recreation area. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. The resort also includes a state-of-the-art 40,000 square-foot conference center, including an expansive Grand Ballroom, flexible meeting spaces, an executive boardroom, audio and visual systems, and multiple pre-function concourses including an outdoor patio.

Great Wolf Lodge—Grapevine, Texas

In December 2007, we opened our Great Wolf Lodge in Grapevine, Texas, on a 51-acre site. Grapevine is a popular family destination featuring family-oriented attractions and recreational activities. The resort is less than a one-hour drive from both Dallas and Fort Worth, Texas. The Dallas and Fort Worth region is the 5th largest market area in the United States according to Nielsen Media Research Inc., and the resort has a higher population within a 60-mile radius than any other Great Wolf Lodge resort. The resort is also a three-hour drive from Oklahoma City, Oklahoma; a three and one-half-hour drive from Shreveport, Louisiana and Austin, Texas; and a four and one-half-hour drive from Houston and San Antonio, Texas. According to Applied Geographic Solutions, Inc., there are approximately 10.7 million people who live within 180 miles of the resort. The resort occupies approximately 30 acres of this site. We may sell a portion of the excess land as one or more out-lots.

Our Great Wolf Lodge of Grapevine, Texas, has 605 guest suites and an approximately 78,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, gr8_space and an outdoor recreation area. The resort also includes non revenue-generating amenities such as a two-story animated Clock Tower and fitness center. In December 2008, we opened an expansion of this resort which includes 27,000 square feet of additional meeting space.

Great Wolf Lodge—Grand Mound, Washington

In March 2005, we entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. We operate the resort under the Great Wolf Lodge brand. Both parties maintain equity positions in the joint venture. The Confederated Tribes of the Chehalis Reservation has leased the land needed for the resort to the joint venture on favorable terms. The resort opened in March 2008. The resort is the first family destination vacation resort with an indoor waterpark in the Pacific Northwest. The resort is a less than one-hour drive from Olympia, Washington; an hour and half drive from Seattle, Washington and Portland, Oregon; a three-hour drive from Yakima, Washington; a four-hour drive from Vancouver, British Columbia; and a five-hour drive from Spokane, Washington. According to Applied Geographic Solutions, Inc., there are approximately 7.8 million people who live within 180 miles of the resort.

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

Great Wolf Lodge—Concord, North Carolina

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

We refer to our original resort properties, which include our resorts in Wisconsin Dells, WI; Sandusky, OH; Traverse City, MI; and Kansas City, KS as Generation I resorts. The Generation I resorts are relatively smaller properties with approximately 300 rooms or less. Since 2004, we have successfully opened seven Great Wolf Lodge properties which we refer to as Generation II resorts, which include our properties in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX; and Concord, NC; the resort we license in Niagara Falls, ONT and the resort we operate in Grand Mound, WA. Generation II resorts have approximately 400 rooms or more.

Industry Overview

We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, WI, and has evolved there since 1987. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept, including the Wilderness Hotel & Golf Resort, Treasure Island, Raintree Resort, Kalahari, Chula Vista, Mount Olympus and the Great Wolf Lodge (formerly known as the Black Wolf Lodge), which our predecessor company purchased in 1999.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of July 2011 indicates that there are 141 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47 properties, 11 are our properties.

Resort Operations

Each of our resorts employs a general manager who is responsible for the operations of the particular resort and who typically has extensive experience in the hospitality or family entertainment industry. Our general managers on average oversee a staff of 400 or more resort employees and are assisted by a management team, including directors of aquatics, finance, food and beverage, front office, housekeeping, human resources, maintenance, retail and sales and marketing. A corporate-level liaison for fmost departments ensures consistency throughout our resorts while allowing a particular resort to tailor its operations to best meet the needs of its guests and marketplace.

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

We strive to provide our guests with a fun and convenient experience in a warm and family-friendly environment from the first day a new resort opens. To achieve this, a team of experienced management members from our existing resorts, along with corporate liaisons, begins training personnel at our new resorts approximately one month prior to a resort’s opening and remains on site at the new resort for up to a month after opening. We believe that this process ensures that the opening of a new resort is efficient and that our culture of high quality and friendly guest service is carried over to our new resorts, including our guests’ interactions with our front desk, housekeeping, waterpark, restaurant and other staff members. In addition, we train our maintenance personnel to minimize any operational problems that occur during the opening of a new resort, including the operation of our waterparks. We believe that these efforts help to minimize any problems associated with opening a new resort and give our first guests a favorable, memorable experience that will build brand loyalty.

Training and Development

We believe that our ability to provide a friendly family-oriented atmosphere where families can relax, play and reconnect begins with our employees and their ability to deliver quality guest service. We seek to recruit, train and retain employees who will make sure that our guests enjoy their stays at our resorts. We seek to promote from within our company. Each new resort employee undergoes an extensive orientation program and is paired with a more veteran employee for an initial period so that the new employee can learn more about our resorts, our culture and how we strive to provide the best possible guest service. Our employees are committed to our success and focused on ensuring a memorable experience for each of our guests. We believe that our high level of guest service is a competitive advantage and promotes valuable referrals and repeat visits.

Sales and Marketing

We place a significant emphasis on the sales and marketing of our family-focused resorts. We work together with a third-party consulting firm to analyze the demographics of our markets and to identify potential guests for targeted marketing, both within our primary market areas and beyond those areas to attract occasional or seasonal travelers. We market to these potential guests through a combination of television, radio, newspaper, electronic mail, internet and direct mail advertising, including advertising through local chambers of commerce and convention and visitors bureaus. We also rely upon repeat guests and guest referrals, as well as brand recognition and the visibility of the resorts themselves, which are typically located along major highways in high traffic areas. In addition, our Web site offers detailed information about our resorts, including virtual tours and room layouts.

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

Our senior management and the individual resort personnel evaluate the risk aspects of each resort’s operation, including potential risks to the public and employees and staff. Each resort has full-time maintenance employees on staff who ensure building environmental quality and full-time aquatics maintenance employees who ensure the ride safety and air and water quality inside the resort’s indoor waterpark. We use a state-of-the-art filtration system and ozonators to balance the water and air quality within the waterpark in order to accommodate fluctuating quantities of visitors.

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

A Hotel & Leisure Advisors, LLC (H&LA) survey as of July 2011 indicates that there are 141 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47 properties, 11 are our properties.

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

In several of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. However, in Wisconsin Dells, Wisconsin, where indoor waterpark resorts were first introduced, there are approximately 15 other resorts and hotels with some type of indoor water-related activity or amenity. As a result, we face significant competition from both lower priced, un-themed waterparks and larger, more expensive waterparks with thrill rides and other attractions in the Wisconsin Dells market. While the Wisconsin Dells market has a significant number of resorts with indoor waterparks, we believe the competitive landscape in that small, regional market is not representative of the competition we may face as we further expand our portfolio of resorts. The vast majority of indoor waterpark resorts in Wisconsin Dells are family-owned or privately operated businesses that have yet to develop additional resorts outside of Wisconsin Dells. In addition, we believe our ability to compete effectively in this highly competitive market will enable us to more effectively compete in other markets where we may not be the only family entertainment resort. In addition to Wisconsin Dells, we face direct competition from other indoor waterpark destination resorts in the Sandusky, Traverse City, Kansas City, Williamsburg, Pocono Mountains and Mason areas.

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

As a place of public accommodation, our resorts are subject to the requirements of the Americans with Disabilities Act of 1990, as amended by the 2010 ADA Standards for Accessible Design (ADA) and other applicable federal rules and regulations, as well as state and local laws. Thus, our resorts are required to meet certain federal, state and local requirements related to access and use by disabled persons. While we believe that our resorts are in compliance with the requirements currently in effect, we are presently evaluating the requirements of the 2010 ADA Standards for Accessible Design that are effective on March 15, 2012 to determine whether, and to what degree, we will have to modify our resorts to be in full compliance with the amended ADA requirements when effective. In the event further amendments to federal, state or local laws are made imposing more stringent requirements, we would have to comply with those amendments as well.

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

On occasion, we may elect to develop or assist in the development of properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities, and the proposed future property uses. We followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin (which we sold in March 2011), where the City of Sheboygan arranged for environmental clean-up work and ongoing groundwater monitoring and we agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, all work at our Sheboygan resort was conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible however, that our efforts did not identify all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

We have registered, applied for the registration of or claim ownership of a variety of service marks, copyrights and trademarks for use in our business, including Great Wolf Lodge, Great Wolf Resorts, Blue Harbor Resort, gr8_space, KidCabin, Scooops Kid Spa and MagiQuest in the United States and, where appropriate, in foreign countries. There can be no assurance that we can obtain the registration for the marks where registration has been sought. We are not aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Employees

As of December 31, 2011, we had approximately 300 corporate employees, including our central reservations center and CK employees, and approximately 4,300 resort-level employees, approximately 2,100 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good.

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

Domestic and Foreign Operations

We have derived a portion of our revenues from licensing fees, management fees, marketing fees and central reservations fees paid by the Great Wolf Lodge resort located in Niagara Falls, Ontario, Canada. During 2011, 2010 and 2009, total revenue from U.S. operations was $295,308, $274,676 and $254,750, respectively, and total revenue from Canadian operations was $1,400, $1,284 and $1,489, respectively. We receive no revenue from any foreign country other than Canada. We have no long-lived assets located outside of the United States.

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

Available Information

We maintain a Web site at greatwolf.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to stockholders, proxy statements and Section 16 reports on Forms 3, 4, and 5, are available free of charge via EDGAR through the SEC’s Web site at sec.gov. On our Web site we have a page for all of our filings that is updated automatically when filings are added to the SEC’s Web site.

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

The United States economy has undergone a major recession, and the future economic environment may continue to be less favorable than that of recent years. This recession has and could further lead to reduced consumer and commercial spending in the foreseeable future. The hospitality industry has experienced significant downturns in connection with declines in general economic conditions. For example, we believe that lower than expected occupancy and average daily room rates in recent periods at our Traverse City and Sandusky resorts are due, in part, to the adverse economic conditions in the regions in which these resorts are located. Declines in consumer and commercial spending have driven us and our competitors to reduce pricing, which has had a negative impact on our results of operations. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we cannot accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long-term business strategy.

Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past four years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through 2011 as consumers continued to deal with several negative economic conditions that have developed over the past four years including:

•	severe turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	relatively high unemployment rates and limited job creation;

•	a continuing decline in the national average of home prices and an increase in national foreclosure rates; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2011.

These and other factors impact the amount of discretionary income for consumers and consumer sentiment toward discretionary purchases. As a result, these types of items could negatively impact consumer spending in future periods. A sustained decrease in overall consumer discretionary spending could have a material, adverse effect on our business, financial condition and results of operations.

The United States equity and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. In particular, the market for securitized debt (which we have used in the past for certain financing transactions) has been dramatically reduced over the past four years. Continued uncertainty in the equity and credit markets may negatively impact our ability to access additional short-term and long-term financing, including future debt securitization transactions and construction financing, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A continued downturn in the equity or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

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

Many of our markets have become more competitive in the past seven years, including in particular our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Williamsburg, Pocono Mountains and Mason markets. We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators have announced plans to develop family entertainment resorts with indoor waterparks that would compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, new or existing competitors may significantly reduce their rates, as they have in the past, or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.

We have a history of losses and we may not be able to achieve or sustain profitability.

We incurred net losses for the previous eight fiscal years. We cannot guarantee that we will become profitable. Even if we do become profitable, given the increasing competition in our industry, current economic conditions and capital-intensive nature of our business, we may not be able to sustain or increase any profitability we may achieve in the future on a quarterly or annual basis, and our failure to do so could adversely affect our business and financial condition.

We may not be able to achieve or manage our expected growth, which could adversely affect our operating results.

Since 1999, we have experienced substantial growth as we have grown from one resort to our current portfolio of 11 resorts at December 31, 2011. We intend to continue to develop additional resorts and manage additional licensed resorts owned either by joint ventures in which we have an equity interest or by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to achieve and/or manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the loss of or failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

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

Labor is our largest resort-level operating expense. As of December 31, 2011, we employed approximately 4,300 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the applicable minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

Energy costs also account for a significant portion of our total resort-level operating expenses. The price of energy is volatile, and shortages sometimes occur. Significant increases in the cost of energy, or shortages of energy, could interrupt or curtail our operations, lower our operating margins, or both.

The costs for maintaining adequate insurance coverage fluctuate and are generally beyond our control. If insurance rates increase and we are not able to pass along those increased costs to our guests through higher room rates and amenity costs, our operating margins could suffer.

Most of our resorts are subject to real and personal property taxes. The real and personal property taxes on our resorts may increase or decrease as tax rates change and as our resorts are assessed or reassessed by taxing authorities. If property taxes increase and we are unable to pass these increased costs along to our guests through higher room rates and amenity costs, our financial condition and results of operations may be adversely affected.

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

Our resorts have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. The cost of such capital improvements could have an adverse effect on our financial condition and results of operations. Such renovations involve certain risks, including the possibility of environmental problems, construction cost overruns and delays, the possibility that we will not have available cash to fund renovations or that financing for renovations will not be available on favorable terms, if at all, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other entities. The owners of our licensed and managed resorts will face similar risks and capital expenditure requirements, and third-party owners or licensees may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our management or license agreements. If we or the owners of our licensed and managed resorts do not meet those capital expenditure needs, we may not be able to maintain the quality of our resorts. If we are unable to maintain the quality of our resorts, our brand equity and guest satisfaction will be negatively affected, thereby reducing our ability to grow our business, attract new customers and drive repeat and referral business, which could have a material and adverse effect on our business, financial condition and results of operations.

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

With approximately 4,600 employees, as of December 31, 2011, our profitability is substantially affected by costs of current medical benefits. In some recent years, we experienced significant increases in these costs as a result of factors beyond our control, including increases in health care costs. At least some of these factors continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, we cannot be certain that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

We incur significant expenditures related to the management of our managed resorts, including salary and other benefit related costs and business and employee related insurance costs for which we are reimbursed by third-party resort owners. In the normal course of business, we make every effort to pay these costs only after receiving payment from an owner for such costs. However, to the extent an owner would not be able to reimburse these costs, due to a sudden and unexpected insolvency situation or otherwise, we would be legally obligated to pay these costs directly until such time as we could make other arrangements. Although we would make every effort to reduce or minimize these costs prior to the point at which an owner could not reimburse us and we would continue to pursue payment through all available legal means, our results of operations and financial condition could be adversely affected if we were forced to bear those costs.

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

Because the land used by one of the resorts we operate is subject to a ground lease, termination of this lease by the lessor could cause us to lose the ability to operate this resort altogether and incur substantial costs in restoring the premises.

The rights to use the land at the Grand Mound, WA resort, which is owned by a joint venture in which we have a 49% ownership interest, are based upon the joint venture’s interest under a long-term ground lease. Pursuant to the terms of the ground lease for this resort, the joint venture is required to pay all rent due and comply with all other lessee obligations. As of December 31, 2011, the terms of this ground lease (including renewal options) is 46 years. Any pledge of the joint venture’s interest in this ground lease may also require the consent of the lessor and its lenders. As a result, the joint venture may not be able to sell, assign, transfer or convey its lessee’s interest in the resort subject to the ground lease in the future absent consent of such third parties even if such transactions may be in the best interest of the joint venture’s owners.

The lessor may require the lessee, at the expiration or termination of the ground lease, to surrender or remove any improvements, alterations or additions to the land at its own expense. The ground lease also generally requires the lessee to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. The lessee may have to restore the premises if a material casualty, such as a fire or an act of God, occurs and the cost thereof exceeds available insurance proceeds.

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

A regional, national or global outbreak of influenza or other disease, such as the past international outbreak of influenza A (H1N1), could adversely affect our business and results of operations.

An outbreak of influenza or other communicable disease can impact places of public accommodation, such as our resorts. In many areas, localized public-health measures were implemented as a result of outbreaks of influenza A(H1N1), including travel bans, the closings of schools and businesses, and cancellations of events. These measures, whether implemented in connection with this or another outbreak of infectious disease, especially if they become more geographically widespread or sustained over significant time periods, or if public perception of the safety or desirability of visiting our resorts is adversely impacted by these measures or by media coverage of the outbreak, could materially reduce demand for our rooms and meeting spaces and, correspondingly, reduce our revenue, negatively affecting our business and results of operations.

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

Because of triggering events that occurred in the three months ended September 30, 2009 related to our Sheboygan resort, including changes in the expectation of how long we will hold this property, current period and historical operating losses and the deterioration in the current market conditions, we performed a recoverability test of this resort to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) as of September 30, 2009, and in March 2011 we disposed of this asset.

The amount of any future annual or interim asset impairment charges could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates — Investments in Property and Equipment.” Any operating losses resulting from impairment charges could have an adverse effect on the market price of our securities.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our ongoing operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, and of paying penalties, fines, assessments and the like related to non-compliance, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations. Specifically, the wastewater treatment plant at our Pocono Mountains resort is subject to numerous state, federal and other regulations. The cost of compliance with such regulations for penalties, remediation and other costs arising out of non compliance, can be large, as occurred in 2006 when we agreed to pay an assessment of approximately $800 and incurred other costs in excess of $1,000 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. In 2010 and 2009 we incurred other costs of $458 and $26, respectively, to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. We had no costs as it relates to remediating the wastewater discharges in 2011. Our Poconos Mountains resort has been notified of a $27 fine for a deficiency in our wastewater management reporting, which is expected to be paid in 2012.

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

On occasion, we may elect to participate in the development of properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities and the proposed future property uses. We followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin (which we sold in March 2011), where the City of Sheboygan arranged for environmental clean-up work and ongoing groundwater monitoring and we agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. We are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible; however, that our efforts have not identified all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

Our business requires collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our guests as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that guest, employee, and company data is critical to us. If that data is not accurate or complete we could make faulty decisions. Our guests and employees also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other international jurisdictions in which we operate. A significant theft, loss or fraudulent use of guest, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

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

On December 20, 2004, we completed our IPO. Trading markets after an initial public offering have often been extremely volatile. Since our IPO through December 31, 2011, our common stock has traded at a high of $25.88 and a low of $0.61. The following factors could cause the price of our common stock in the public market to continue to fluctuate significantly:

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

We and the owners and developers of our licensed and managed resorts may not be able to obtain additional financing, including extensions or refinancing of existing indebtedness, on favorable terms, if at all.

We expect that we will require additional financing or have to extend or refinance our existing indebtedness over time, the amount of which will depend on a number of factors, including the number of resorts we construct or improve, the maturity dates of our existing financings, the amounts of our investments in joint ventures, additions to our current resorts and the cash flow generated by our resorts and management and licensing agreements. The terms of any additional financing we may be able to procure are unknown at this time. Our access to third-party sources of capital depends, in part, on some or all of the following:

•	general capital market conditions;

•	capital providers’ perception of our growth potential and growth potential in the real estate sector in general;

•	our then-current debt levels;

•	our then-current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.

The owners and developers of our licensed and managed resorts face similar risks, since they will require financing to construct and improve those resorts and to extend or refinance existing indebtedness. Failure to obtain sufficient financing could have a material adverse effect on our growth strategies and on our business, financial condition and results of operations.

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

For the year ended December 31, 2011, the DSCR for this loan was 1.16. In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability at December 31, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2011, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $37,758 as of December 31, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $65,591 as of December 31, 2011.

Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.

Given improved operating trends and performance at the properties during 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

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

Great Wolf Resorts, Inc. has provided a $25,000 payment guarantee of the mortgage loan and related interest secured by our Concord resort. This loan requires quarterly principal payments of $125 in the first year of the loan term and $375 thereafter. The underlying cash flows from the Concord resort may not be able to satisfy the debt service obligations under the mortgage loan. In addition, the loan agreement contains various customary financial and operating debt compliance covenants, and the entity owning the Concord resort and Great Wolf Resorts, Inc. may not be able to comply with those covenants. If the borrower defaults under the loan agreement, Great Wolf Resorts, Inc. would be required to assume certain obligations under the loan, including the payment of up to $25,000 of outstanding debt amounts. While the property itself is subject to a mortgage to secure the mortgage loan, even in the event the property could be sold in a foreclosure to satisfy all or a portion of the outstanding debt, to the extent the proceeds of such sale are insufficient to satisfy the outstanding debt, we would be liable for the remaining outstanding amount.

Any default as described above could therefore have a material, adverse effect on our financial condition and could materially reduce the amount of cash we have available to fund capital expenditures and growth initiatives, which could have a material, adverse effect on our business and results of operations.

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

We are a holding company, and its operations are conducted through its subsidiaries, but none of the subsidiaries is obligated to make funds available to us for payment of our first mortgage notes. Accordingly, our ability to make payments on our first notes is dependent on the earnings and distributions of funds from its subsidiaries. Furthermore, the agreements governing our mortgage debt that is outstanding contain restrictions on the applicable borrower subsidiary to pay dividends or otherwise transfer assets to us unless certain financial tests are met. In particular:

•

the mortgage loans secured by our Kansas City, Traverse City, Poconos and Concord resorts require us to meet certain debt service covenants in order to make distributions, which in the case of the Kansas City/Traverse City loan we do not currently meet.

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

We own an equity interest in eight family entertainment resorts that are currently operating. Unless otherwise indicated, we own a 100% fee interest in these properties. We are organized into a single operating division. Within that operating division, we have two reportable segments in 2011:

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

Our common stock is listed on The NASDAQ Global Market under the symbol “WOLF.” The following table sets forth for the quarters indicated the high and low per share closing sales prices as reported by The NASDAQ Global Market. As of February 16, 2012, we had approximately 200 shareholders of record.

	Stock Price
	High	Low
Fiscal 2010:
First Quarter	$3.75	$2.09
Second Quarter	$3.37	$2.01
Third Quarter	$2.34	$1.78
Fourth Quarter	$2.79	$1.90
Fiscal 2011:
First Quarter	$3.30	$2.08
Second Quarter	$3.04	$2.07
Third Quarter	$3.61	$2.28
Fourth Quarter	$2.90	$2.18
Fiscal 2012:
First Quarter through February 21, 2012	$3.77	$2.94

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

The following graph depicts a comparison of our total return to shareholders from January 1, 2007 through December 31, 2011, relative to the performance of (i) the NASDAQ 100 Index, (ii) the Russell 2000 Index and (iii) the Dow Jones U.S. Hotel Index. All indices shown in the graph assume an investment of $100 on December 20, 2004 and the reinvestment of dividends paid since that date. We have never paid cash dividends on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K. The condensed consolidated statements of operations data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, are derived from our audited condensed consolidated financial statements.

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

	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Statement of Operations and Comprehensive Loss:
Revenues:
Rooms	$174,325	$158,985	$150,565	$138,173	$106,744
Food, beverage and other	92,417	87,663	77,413	69,698	51,699
Management and other fees	2,812	2,646	1,990	2,798	2,855
Management and other fees—affiliates	4,981	4,594	4,973	5,346	4,314
Other revenue from managed properties(1)	11,315	11,083	4,166	—	—
Other revenue from managed properties—affiliates(1)	10,858	10,989	17,132	19,826	11,477

Total revenues	296,708	275,960	256,239	235,841	177,089

Operating expenses by department:
Rooms	25,069	23,106	21,405	18,953	14,416
Food, beverage and other	72,955	67,106	62,457	56,576	44,338
Other operating expenses:
Selling, general and administrative	64,332	65,075	58,731	49,100	44,343
Property operating costs	35,373	33,004	36,212	35,199	28,816
Depreciation and amortization	53,723	58,318	53,369	42,286	32,554
Impairment loss on investment in affiliates	—	—	—	18,777	—
Goodwill impairment	—	—	—	17,430	—
Asset impairment loss	—	18,741	—	—	—
Loss on disposition of property	1,513	19	255	19	128
Other expenses from managed properties(1)	11,315	11,083	4,166	—	—
Other expenses from managed properties—affiliates(1)	10,858	10,989	17,132	19,826	11,477

Total operating expenses	275,138	287,441	253,727	258,166	176,072

Net operating income (loss)	21,570	(11,481)	2,512	(22,325)	1,017
Gain on sale of unconsolidated affiliates	—	—	(962)	—	—
Investment income—affiliates	(902)	(1,088)	(1,330)	(2,187)	(667)
Interest income	(210)	(543)	(637)	(1,405)	(2,738)
Interest expense	47,902	45,540	33,304	26,645	14,241

Loss before income taxes and equity in unconsolidated affiliates	(25,220)	(55,390)	(27,863)	(45,378)	(9,819)
Income tax expense (benefit)	7,086	(5,403)	220	(10,998)	(4,010)
Equity in unconsolidated affiliates, net of tax	18	576	2,435	3,349	1,547

Net loss from continuing operations	(32,324)	(50,563)	(30,518)	(37,729)	(7,356)
Discontinued operations, net of tax	(6,634)	455	27,958	2,996	2,677

Net loss	(25,690)	(51,018)	(58,476)	(40,725)	(10,033)
Net income attributable to non controlling interest, net of tax	(27)	(9)	—	—	(452)

Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$(51,009)	$(58,476)	$(40,725)	$(9,581)

	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to non controlling interest, net of tax	$(1.03)	$(1.63)	$(0.99)	$(1.22)	$(0.23)
Income (loss) from discontinued operations, net of tax	0.21	$(0.02)	$(0.91)	$(0.10)	$(0.08)

Basic and diluted loss per common share	$(0.82)	$(1.65)	$(1.90)	$(1.32)	$(0.31)

Weighted average common shares outstanding—Basic(2)	31,332,325	30,987,818	30,749,318	30,827,860	30,533,249
Diluted(2)	31,332,325	30,987,818	30,749,318	30,827,860	30,533,249
Other comprehensive loss, net of tax:
Net loss	$(25,690)	$(51,018)	$(58,476)	$(40,725)	$(10,033)
Unrealized (gain) loss on interest rate swaps	—	—	—	(387)	387

Comprehensive loss	$(25,690)	$(51,018)	$(58,476)	$(40,338)	$(10,420)
Comprehensive loss attributable to noncontrolling interest	(27)	(9)	—	—	(452)

Comprehensive loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$(51,009)	$(58,476)	$(40,338)	$(9,968)

Cash Flows:
Cash flows provided by (used in):
Operating activities	$28,868	$29,112	$12,215	$33,534	$29,751
Investing activities	(5,013)	(4,478)	(36,659)	(144,612)	(206,967)
Financing activities	(27,076)	(8,559)	31,126	106,712	99,035
Balance Sheet Data (end of period):
Total assets	$711,322	$771,238	$805,744	$840,061	$770,805
Total debt	515,174	552,298	550,071	507,051	396,302
Non-GAAP financial Measures:
EBITDA(3)	$83,012	$47,666	$31,791	$18,181	$32,305

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us.
(2)	Included in the total shares outstanding of our common stock are 11,765 shares (in 2008-2011) and 129,412 shares (in 2007) held in a trust that holds the assets to pay obligations under our deferred compensation plan. Under applicable accounting rules, the shares of common stock held in that trust are treated as treasury stock for purposes of our earnings per share computations and are therefore excluded from the basic and diluted earnings per share calculations.
(3)	EBITDA is a non-GAAP performance measure. We define EBITDA as net income (loss) attributable to Great Wolf Resorts, Inc. on a consolidated basis, adjusted to exclude the following items:

•	interest expense, net of interest income,

•	income tax expense or benefit, and

•	depreciation and amortization.

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

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA for the periods presented (prior to the reclassification for discontinued operations):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$(51,009)	$(58,476)	$(40,725)	$(9,581)
Interest expense, net of interest income	47,768	45,721	33,430	25,853	12,129
Income tax expense (benefit)	7,084	(5,513)	459	(13,028)	(6,615)
Depreciation and amortization	53,823	58,467	56,378	46,081	36,372

EBITDA	$83,012	$47,666	$31,791	$18,181	$32,305

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Great Wolf Resorts Inc. is a discussion of our financial condition, results of operations and liquidity and capital resources for the fiscal years ended December 31, 2011, 2010 and 2009 and should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere herein. Certain statements we make under this section constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” included elsewhere in this report. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” above as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report.

All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.

Overview

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

Business. We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. We operate and license resorts under our Great Wolf Lodge® brand name. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our primary target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. Several of our resorts have significant meeting space or conference centers, allowing us to also attract groups in addition to our leisure guests. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We own and operate several of the resorts in our portfolio; we have also entered into licensing and licensing and management arrangements with third-parties relating to the operation of resorts under the Great Wolf Lodge brand name.

We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue- generating resort amenities. Each of our resorts features a combination of some or all of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, full-service adult spa, kid spa, game arcade, gift shop, miniature golf, interactive game attraction, family tech center and meeting space. We also generate revenues from licensing, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

Each of our Great Wolf Lodge resorts has a Northwoods lodge theme, designed in a Northwoods cabin motif with exposed timber beams, massive stone fireplaces, Northwoods creatures including mounted wolves and an animated two-story Clock Tower that provides theatrical entertainment for younger guests. All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 925 square feet.

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

In June 2010 we acquired a 62.4% equity interest in Creative Kingdoms, LLC (CK) in exchange for all of the $8,700 principal balance, plus accrued interest of approximately $1,300, of convertible indebtedness owed to us by Creative Kingdoms. Creative Kingdoms is a developer of experiential gaming products including MagiQuest, an interactive game attraction available at ten of our resorts. Creative Kingdoms also licenses or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.

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

Properties. The following table presents an overview of our portfolio of resorts. As of December 31, 2011, we operate, manage and/or have entered into licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

	Ownership Percentage	Opened	Number of Guest Suites		Indoor Entertainment Area(1)
					(Approx. sq. ft.)
Wisconsin Dells, WI(3)	—	1997	385	(2)	102,000
Sandusky, OH(3)	—	2001	271		41,000
Traverse City, MI	100%	2003	280		57,000
Kansas City, KS	100%	2003	281		57,000
Williamsburg, VA(4)	100%	2005	405		87,000
Pocono Mountains, PA(4)	100%	2005	401		101,000
Niagara Falls, ONT(5)	—	2006	406		104,000
Mason, OH(4)	100%	2006	401		105,000
Grapevine, TX(4)	100%	2007	605		110,000
Grand Mound, WA(6)	49%	2008	398		74,000
Concord, NC(4)	100%	2009	402		97,000

(1)

Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(2)	Total number of guest suites included 77 condominium units that are individually owned by third parties and managed by us.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.

(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2011 and each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2011.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

On March 24, 2011 we sold our resort operated under our Blue Harbor Resort™ brand name in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 24, 2011, we no longer operated this resort or managed the condominium units there.

Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved since 1987. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on that concept.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of July 2011 indicates that there are 141 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47 properties, 11 are our properties.

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

In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These risks include those described under “Risk Factors—Risks Related to Our Business Activities” and “Risk Factors—Risks Related to Regulation.” We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.

Our business model is highly dependent on consumer spending, because the majority of our revenues are earned from leisure guests and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past several years, the slowdown in the U.S. economy and accompanying economic recession has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through 2011 as consumers experienced several negative economic impacts, including:

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

•

In 2010, the master servicer for our loan that is secured by our Traverse City and Kansas City resorts implemented a lock-box cash management arrangement due to the properties not meeting a minimum debt service coverage ratio test under the loan. The loan is not in default and the outstanding principal balance is not due currently, but accounting rules require us to classify the entire loan balance as a current liability as of December 31, 2011. We recorded an $18,741 impairment charge in 2010 related to our Traverse City and Kansas City resorts to reflect a decline in their estimated fair value. Although the operating performance of the two properties securing this loan has improved in 2011, we expect the properties to continue to be affected by the regional economic decline experienced over the past several years and to produce operating results below what they had produced prior to 2008.

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

Our external growth strategies are based primarily on;

•	developing additional indoor waterpark resorts,

•	converting existing indoor waterpark resorts to our brands (in conjunction with joint venture partners), or by

•	licensing our intellectual property and proprietary management systems to others.

Developing resorts of the size and scope of our family entertainment resorts generally requires obtaining financing for a significant portion of a project’s expected construction costs. The general tightening in U.S. lending markets has dramatically decreased the overall availability of financing for ground-up construction. Although the ultimate effect on our external growth strategy of the current credit environment is difficult to predict with certainty, we believe that the availability of construction financing to us and other investors and/or developers may be more restrictive in the future and that terms of construction financing may be less favorable than was the case through 2008. Although we believe that we and other investors and/or developers may be able to continue to obtain construction financing sufficient to execute development strategies, we expect that the more difficult credit market environment is likely to continue at least through 2012.

Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, depreciation and amortization, (EBITDA). Rooms revenue accounted for approximately 68% of our total consolidated resort revenue for the year ended December 31, 2011. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

•	monitoring our historical trends for occupancy and estimating our high occupancy nights,

•	offering the highest discounts to previous guests in off-peak periods to build guest loyalty and enhance our ability to charge higher rates in peak periods,

•	structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials,

•	monitoring sales of room types daily to evaluate the effectiveness of offered discounts, and

•	offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.

In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.

We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR;

•	total revenue per occupied room, or Total RevPOR;

•	total revenue per available room, or Total RevPAR;

•	non-rooms revenue per occupied room; and

•	earnings before interest, taxes, depreciation and amortization, or EBITDA.

Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are defined as follows:

•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.

Total RevPOR, Total RevPAR and non-rooms revenue per occupied room are defined as follows:

•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.

•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Non-rooms revenue per occupied room is calculated by taking the difference between Total RevPOR and ADR.

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the year ended December 31, 2011, approximately 32% of our total consolidated resort revenues consisted of non-rooms revenue.

We use RevPAR and Total RevPAR to evaluate the blended effect that changes in occupancy, ADR and Total RevPOR have on our results. We focus on increasing ADR and Total RevPOR because we believe those increases can have the greatest positive impact on our results. In addition, we seek to maximize occupancy, as increases in occupancy generally lead to greater total revenues at our resorts, and we believe maintaining certain occupancy levels is key to covering our fixed costs. Increases in total revenues as a result of higher occupancy are, however, typically accompanied by additional incremental costs (including housekeeping services, utilities and room amenity costs). In contrast, increases in total revenues from higher ADR and Total RevPOR are typically accompanied by lower incremental costs and generally result in a greater increase in operating cash flow.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operating is based on our consolidated financial statements, which are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unconsolidated financial statements, as well as revenue and expenses during reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Acquisition Accounting—We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Investments in Property and Equipment—We record investments in property and equipment at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

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

During the year ended December 31, 2010, we recorded $18,741 of impairment charges related to our Traverse City and Kansas City resorts. We determined the carrying values of these resorts were impaired in light of the reduced estimated hold periods for the resorts. Because of the reduced estimated hold periods, we performed recoverability tests of these resorts to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of these resorts were not recoverable. As a result, we recorded an $18,741 impairment charge to decrease the resorts’ carrying value to their estimated fair value (net of estimated disposal costs) as of December 31, 2010. We estimated the properties’ fair values by using available market information for similar assets, as well as considering estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. The cash flows considered in estimating the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets. Although we believe our estimated fair value for the resorts are reasonable, the actual fair value we ultimately realize from these resorts could differ materially from these estimates.

Because of triggering events that occurred in 2009 related to our Sheboygan resort, including changes in the expectation of how long we would hold this property, current period and historical operating losses and the deterioration in the current market conditions, we performed a recoverability test of this resort to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of this resort was not recoverable. As a result, we recorded a $24,000 impairment charge to decrease the resort’s carrying value to its estimated fair value (net of estimated disposal costs) in 2009. To determine the estimated fair value for purposes of calculating the impairment charge, we used a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets.

Intangible Assets—Our consolidated balance sheet as of December 31, 2011 reflects $26,675 of intangible assets mainly related to our Great Wolf Lodge brand name. This brand name intangible asset has an indefinite life. We are required to assess indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. To test indefinite-lived intangible assets for impairment, we compare the fair value of the intangible asset with its carrying amount. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles. We had no impairment losses related to intangible assets in any of the periods presented.

Investments in Affiliates—When circumstances, such as adverse market conditions, indicate that the carrying value of our investments in affiliates may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. To test investment in affiliates for impairment, we compare the fair value of the investment in affiliates with its carrying amount. If the fair value of the investment in affiliates is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these assets.

We do not believe current circumstances indicate that the carrying value of our minority investment in the joint venture that owns our Grand Mound resort may be impaired. The carrying value of our 49% interest in our joint venture that owns the Great Wolf Lodge in Grand Mound was $24,311 as of December 31, 2011.

Accounting for Income Taxes—We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

As of December 31, 2011 and 2010, we recorded valuation allowances of $48,965 and $35,564, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

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

In September 2011, the FASB issued guidance that permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Non-GAAP Financial Measures

We use EBITDA as a measure of our operating performance. EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income (loss) attributable to Great Wolf Resorts, Inc., plus (a) net interest expense from continuing operations and discontinued operations, (b) income taxes from continuing operations and discontinued operations, and (c) depreciation and amortization from continuing operations and discontinued operations.

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

•	it is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	it does not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

	Year Ended December 31,
	2011	2010	2009
Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$(51,009)	$(58,476)
Interest expense, net of interest income	47,768	45,721	33,430
Income tax expense (benefit)	7,084	(5,513)	459
Depreciation and amortization	53,823	58,467	56,378

EBITDA	$83,012	$47,666	$31,791

Results of Operations

General

Our financial information includes:

•	our subsidiary entity that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary which is a developer of experiential gaming products, less our noncontrolling interest; and

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

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

The following table shows key operating statistics for our resorts for the years ended December 31, 2011 and 2010:

	All Properties	Same Store Comparison(a)
				Increase (Decrease)
	2011	2011	2010	$	%
Occupancy	63.0%	63.3%	59.7%	N/A	6.0%
ADR	$259.52	$260.10	$252.30	$7.80	3.1%
RevPAR	$163.51	$164.58	$150.60	$13.98	9.3%
Total RevPOR	$394.64	$395.18	$387.83	$7.35	1.9%
Total RevPAR	$248.65	$250.05	$231.50	$18.55	8.0%
Non-rooms revenue per occupied room	$135.12	$135.08	$135.53	$(0.45)	(0.3)%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2011 and 2010 (that is, all properties other than our Blue Harbor Resort in Sheboygan, WI).

The positive changes in key operating statistics for the year ended December 31, 2011, compared to the year ended December 31, 2010, appear to be the result of:

•	incremental stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns; and

•	an increase in overall consumer demand for our properties.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2011 and 2010:

	2011	2010	Increase (Decrease)
Revenues	$296,708	$275,960	$20,748
Operating expenses:
Departmental operating expenses	98,024	90,212	7,812
Property operating costs	35,373	33,004	2,369
Depreciation and amortization	53,723	58,318	(4,595)
Asset impairment loss	—	18,741	(18,741)
Loss on disposition of assets	1,513	19	1,494
Net operating income (loss)	21,570	(11,481)	33,051
Interest expense, net of interest income	47,692	44,997	2,695
Income tax (benefit) expense	7,086	(5,403)	12,489
Discontinued operations, net of tax	(6,634)	455	(7,089)
Net loss attributable to Great Wolf Resorts, Inc.	(25,663)	(51,009)	25,346

Revenues. Total revenues increased due to the following:

•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business;

•	An increase in consumer demand for our properties; and

•	The inclusion of CK as a consolidated subsidiary for a full twelve months in 2011 following our acquisition of a 62.4% equity interest in June 2010.

Operating expenses.

•

Departmental operating expenses increased by $7,812 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due primarily to an increase in revenues and the acquisition of CK.

•

Property operating costs increased by $2,369 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due primarily to an increase in property tax expenses at certain of our properties.

•

Total depreciation and amortization decreased, primarily due to a smaller write-off of unamortized debt issuance costs during the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, we wrote off $1,850 of unamortized debt issuance costs related to our Concord loan that we refinanced. During the year ended December 31, 2010 we wrote off $3,500 related to our then-existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes.

•

Loss on disposition of assets increased primarily due to a loss related to CK as well as the closing of our Scooops Kid Spa in the Mall of America during the year ended December 31, 2011. There were no similar losses during the year ended December 31, 2010.

•

For the year ended December 31, 2010 we recorded a $18,741 impairment loss related to our Traverse City and Kansas City resorts. There was no similar impairment loss during the year ended December 31, 2011.

Net operating income. During the year ended December 31, 2011, we had net operating income of $21,570 as compared to a net operating loss of $11,481 for the year ended December 31, 2010.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. decreased due to:

•	An increase in net operating income of $33,051; and

•

During the year ended December 31, 2011 we disposed of our Blue Harbor Resort in Sheboygan, WI and have included the property’s operations in discontinued operations for the year ended December 31, 2011 and 2010. Included in discontinued operations for the year ended December 31, 2011 is a gain on sale of $6,667.

These increases were partially offset by:

•	An increase in net interest expense of $2,695, mainly due to interest expense related to our first mortgage notes issued in April 2010; and

•

An increase in income tax expense of $12,489 recorded in the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in income tax expense was mainly due to an increase in our valuation allowance of $13,401. The increase to our valuation allowance was due to the sale of our Blue Harbor Resort and an increase in our deferred tax assets mainly related to our net operating loss carryforwards. Our valuation allowance increased due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.

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

The changes in key operating statistics for the year ended December 31, 2010, compared to the year ended December 31, 2009, appear to be the result of some incremental stabilization of economic conditions, which appeared to have a positive impact on consumer sentiment and spending patterns.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2010 and 2009:

	2010	2009	Increase (Decrease)
Revenues	$275,960	$256,239	$19,721
Operating expenses:
Departmental operating expenses	90,212	83,862	6,350
Selling, general and administrative	65,075	58,731	6,344
Property operating costs	33,004	36,212	(3,208)
Depreciation and amortization	58,318	53,369	4,949
Asset impairment loss	18,741	—	18,741
Net operating (loss) income	(11,481)	2,512	(13,993)
Gain on sale of unconsolidated affiliate	—	(962)	962
Interest expense, net of interest income	44,997	32,667	12,330
Income tax (benefit) expense	(5,403)	220	(5,623)
Discontinued operations, net of tax	455	27,958	(27,503)
Net loss attributable to Great Wolf Resorts, Inc.	(51,009)	(58,476)	7,467

Revenues. Total revenues increased primarily due to the following:

•	An increase in revenue from our Concord resort, which opened in March 2009.

•	More stable national economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business.

•	The inclusion of CK as a consolidated subsidiary following our acquisition of a 62.4% equity interest in June 2010. We had no similar revenues from CK for the year ended December 31, 2009.

Operating expenses.

•

Departmental expenses increased by $6,350 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to the opening of our Concord resort in March 2009 as well as the acquisition of CK, which we completed in June 2010. There were no similar CK expenses for the year ended December 31, 2009.

•

Total selling, general and administrative expenses increased by $6,344 in the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to the opening of our Concord and the acquisition of CK. These increases are partially offset by a settlement received at our Poconos resort related to wastewater treatment litigation during the year ended December 31, 2010.

•

Opening-related costs (included in total property operating costs) related to our resort were $5,599 for the year ended December 31, 2009, due primarily to the opening of an expansion to our Grapevine resort in January 2009 and the opening of our Concord resort in March 2009. We had $156 of opening-related costs related to the opening of our stand-alone Scooops Kid Spa in the Mall of America during the year ended December 31, 2010.

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

Net operating loss. During the year ended December 31, 2010, we had net operating loss of $11,481 as compared to a net operating income of $2,512 for the year ended December 31, 2009.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts Inc. decreased in 2010 by $7,467 over 2009 due to:

•

During the year ended December 31, 2011 we disposed of our Blue Harbor Resort in Sheboygan, WI and so we have included the property’s operations in discontinued operations for the years ended December 31, 2010 and 2009. Included in discontinued operations for the year ended December 31, 2009 is an impairment charge on our resort in Sheboygan of $24,000; and

•	A decrease in income taxes expense of $5,623 recorded in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

These increases were partially offset by:

•	An increase in net operating loss of $13,993;

•	An increase in net interest expense of $12,330, mainly due to interest expense on first mortgage notes issued in April 2010; and

•	The gain on sale of unconsolidated affiliates in the amount of $962 recorded in the year ended December 31, 2009. We had no similar gain in the year ended December 31, 2010.

Segments

We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	resort ownership/operation—revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing—revenues derived from management, license and other related fees from unconsolidated managed resorts;

See our Segments section in our Summary of Significant Accounting Policies, in Note 2 to our consolidated financial statements.

	Year Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011 – 2010	2010 – 2009
Resort Ownership/Operation
Revenues	$260,585	$240,346	$227,978	$20,239	$12,368
EBITDA	75,371	40,561	3,350	34,810	37,211
Resort Third-Party Management/Licensing
Revenues	29,966	29,312	28,261	654	1,051
EBITDA	7,793	7,240	6,963	553	277
Other
Revenues	6,157	6,302	—	(145)	6,302
EBITDA	(152)	(135)	21,478	(17)	(21,613)

The Other items in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in Resort Ownership/Operation or Resort Third-Party Management/License segments. In 2010 Resort Ownership/Operation EBITDA includes $18,741 for an asset impairment loss. In 2009 Resort Ownership/Operation EBITDA includes $24,000 for an asset impairment loss.

For a reconciliation of consolidated EBITDA for each of the periods presented, see the table included in the “Non-GAAP Financial Measures” section.

Liquidity and Capital Resources

As of December 31, 2011, we had total indebtedness of $515,174, summarized as follows:

Mortgage Debt:
Traverse City/Kansas City mortgage loan	$65,591
Pocono Mountains mortgage loan	93,015
Concord mortgage loan	54,055
First mortgage notes (net of discount of $8,046)	221,954
Other Long-Term Debt:
Junior subordinated debentures	80,545
Other	14

$515,174

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2011.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the year ended December 31 2011, the DSCR for this loan was 1.16, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of December 31, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2011, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $37,758 as of December 31, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $65,591 as of December 31, 2011.

Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.

Given improved operating trends and performance at the properties during 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2011.

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

Concord Mortgage Loan—On July 15, 2011, we entered into a loan agreement to refinance our Concord mortgage loan. We repaid $20,433 under the original loan using cash on hand. The principal amount of the new loan was $56,000 and is secured by our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at December 31, 2011). This loan matures in July 2014 and has a one-year extension available at our option, assuming the property meets certain operating performance thresholds. This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2011.

In connection with the refinancing transaction, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap that caps the loan at 8.00% interest rate through July 2014 at a cost of $274. The interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense. Also in connection with the refinance transaction, we wrote-off approximately $1,850 of unamortized debt issuance costs.

First Mortgage Notes—In April 2010, we completed a private placement of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. We are amortizing the discount over the life of the Notes using the straight-line method, which approximates the effective interest method. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes.

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

Junior Subordinated Debentures—In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,550 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The indenture governing the debentures contains limitations on our ability, without the consent of the holders of the debentures, to make payments to our affiliates or for our affiliates to make payments to us if a default exists. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debentures sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through June 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in July 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

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

Future Maturities—Future principal requirements on long-term debt as of December 31, 2011 are as follows:

2012	$3,834
2013	4,806
2014	55,333
2015	61,558
2016	1,697
Thereafter	395,992

Total	$523,220

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of December 31, 2011, due to the implementation of a traditional lock-box arrangement. The future maturities table above, however, reflects future cash principal repayments currently required under the provisions of that loan in the amounts of $1,746 in 2012, $1,882 in 2013, $2,015 in 2014 and $59,948 in 2015.

Short-Term Liquidity Requirements

Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts;

•	recurring capital expenditures we make at our resorts;

•	debt maturities within the next year, potentially including a portion of debt maturities of our unconsolidated subsidiary;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	general and administrative expenses; and

•	income taxes.

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

Long-Term Liquidity Requirements

Our long-term liquidity requirements generally consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:

•	scheduled debt maturities, potentially including a portion of debt maturities of our unconsolidated subsidiary;

•	costs associated with the development of new resorts;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	capital contributions and loans to unconsolidated joint ventures.

We expect to meet these needs through a combination of:

•	existing working capital,

•	cash provided by operations,

•	proceeds from investing activities, including sales of partial or whole ownership interests in certain of our resorts; and

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

Other than debt maturities, our largest long-term liquidity requirements are expected to be for capital expenditures for our existing resorts, capital expenditures for development of future resorts, and capital contribution or loans to existing joint ventures or joint ventures owning resorts under development or construction.

•	Expenditures related to capital expenditures for our existing resorts were $9,323 for the year ended December 31, 2011. We expect to have approximately $10,000 of such expenditures in 2012.

•

Due to the current state of the capital markets, which are marked by the general unavailability of debt financing for large commercial real estate construction projects, we do not expect to have significant expenditures for development of new resorts until we have all equity and debt capital amounts fully committed, including our projected ability to fund any required equity contribution to a project. Furthermore, the indenture which governs our first mortgage notes imposes significant restrictions on our ability to invest cash in the development of new resorts or joint ventures that may acquire or develop resorts. We believe these factors will limit the amount of our cash outlays for development of new resorts or capital contributions to joint ventures that develop or acquire resorts that we would license or manage to approximately $10,000 or less over the next 12 months.

Off Balance Sheet Arrangements

In August 2009 we sold our 30.26% joint venture interest in the joint venture that owns two resorts, Great Wolf Lodge-Wisconsin Dells, Wisconsin and Great Wolf Lodge-Sandusky, Ohio to CNL Income Properties, Inc. We currently manage both properties and license the Great Wolf Lodge brand to the joint venture.

We have one unconsolidated joint venture arrangement at December 31, 2011. We account for our unconsolidated joint venture using the equity method of accounting.

Our joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This resort opened in March 2008. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At December 31, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $95,270 that matures in 2012. As of December 31, 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resort.

Based on the nature of the activities conducted in the joint venture, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the long-term. We do not currently believe that any additional future funding of the joint venture will have a material adverse effect on our financial condition. In connection with the joint venture’s extension or refinancing of its existing mortgage loan in 2012, however, we estimate that we may need to contribute approximately $5,000 to the joint venture to use as a reduction of its current loan balance.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payment Terms
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations(1)	$702,751	$39,196	$130,166	$124,441	$408,948
Operating lease obligations	3,103	826	1,387	622	268
Reserve on unrecognized tax benefits	1,298	—	—	—	1,298

Total	$707,152	$40,022	$131,553	$125,063	$410,514

(1)	Amounts include interest (for fixed rate debt) and principal.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $33,767 of available cash and cash equivalents and a working capital deficit of $62,448 (current assets less current liabilities) at December 31, 2011, compared to the $36,988 of available cash and cash equivalents and a working capital deficit of $65,190 at December 31, 2010. The primary reasons for the working capital deficit as of December 31, 2011 and 2010 are:

•	An increase in accruals related to the issuance of our first mortgage notes that closed in April 2010, and

•

The classification of our Traverse City/Kansas City mortgage loan (principal balance of $65,591 as of December 31, 2011) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2011, the loan is not in default, and the principal balance is not currently due.

Cash Flows

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	Decrease
Net cash provided by operating activities	$28,868	$29,112	$(244)
Net cash used in investing activities	(5,013)	(4,478)	(535)
Net cash used in financing activities	(27,076)	(8,559)	(18,517)

Operating Activities. The decrease in net cash provided by operating activities resulted primarily from an increase in accounts receivable and other assets and a decrease in accounts payable, accrued expenses and other liabilities during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2011, as compared to the year ended December 31, 2010, resulted primarily from an increase in restricted cash, and partially offset by the proceeds received from our sale of our Sheboygan resort.

Financing Activities. The increase in net cash used in financing activities resulted primarily from an increase in principal payments on long-term debt as it relates to our Concord loan during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

	Year Ended December 31,		Increase (Decrease)
	2010	2009
Net cash provided by operating activities	$29,112	$12,215	$16,897
Net cash used in investing activities	(4,478)	(36,659)	32,181
Net cash provided by (used in) financing activities	(8,559)	31,126	(39,685)

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

Inflation

Our resort properties are able to change room and amenity rates on a daily basis, so the impact of higher inflation can often be passed along to guests. However, a weak economic environment that decreases overall demand for our products and services could restrict our ability to raise room and amenity rates to offset rising costs.

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

As of December 31, 2011, we had total indebtedness of $515,174. This debt consisted of:

•	$65,591 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%. This loan matures in January 2015.

•	$93,015 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%. This loan matures in January 2017.

•

$54,055 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.00% per annum. The effective rate was 6.00% at December 31, 2011. This loan matures in July 2014.

•	$221,954 (net of discount of $8,046) of the Notes that are secured by first priority liens on three of our resorts. The Notes bear interest at 10.875%. The notes are due April 2017.

•

$51,550 of subordinated debentures that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•

$28,995 of subordinated debentures that bear interest at a fixed rate of 7.90% through June 2012 and then at a floating rate of LIBOR plus 300 basis points thereafter. The securities mature in July 2017.

•	$14 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.

As of December 31, 2011, we estimate the total fair value of the indebtedness described above to be $25,706 less than its total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

At December 31, 2011, all of our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balances outstanding and current interest rates in effect as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Great Wolf Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Great Wolf Resorts, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Wolf Resorts, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin
February 23, 2012

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$33,767	$36,988
Escrows	2,618	1,283
Accounts receivable, net of allowance for doubtful accounts of $5 and $13	3,660	3,278
Accounts receivable—affiliates	3,243	3,764
Inventory	7,570	6,871
Other current assets	7,167	4,619

Total current assets	58,025	56,803
Property and equipment, net	576,262	623,958
Investment in and advances to affiliates	24,311	25,131
Other assets	26,049	38,649
Intangible assets	26,675	26,697

Total assets	$711,322	$771,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$67,678	$70,083
Accounts payable	5,301	8,499
Accounts payable—affiliates	27	4
Accrued expenses	32,223	28,519
Advance deposits	7,715	7,472
Other current liabilities	7,529	7,416

Total current liabilities	120,473	121,993
Mortgage debt	366,951	390,289
Other long-term debt	80,545	91,926
Deferred compensation liability	1,502	1,260

Total liabilities	569,471	605,468
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 32,470,524 and 32,339,125 shares issued and outstanding at December 31, 2011 and 2010	325	323
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	404,714	402,952
Accumulated deficit	(262,959)	(237,296)
Deferred compensation	(200)	(200)

Total Great Wolf Resorts stockholders’ equity	141,880	165,779
Noncontrolling interest	(29)	(9)

Total equity	141,851	165,770

Total liabilities and stockholders’ equity	$711,322	$771,238

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rooms	$174,325	$158,985	$150,565
Food and beverage	46,507	44,434	41,233
Other	45,910	43,229	36,180
Management and other fees	2,812	2,646	1,990
Management and other fees—affiliates	4,981	4,594	4,973

	274,535	253,888	234,941
Other revenue from managed properties	11,315	11,083	4,166
Other revenue from managed properties—affiliates	10,858	10,989	17,132

Total revenues	296,708	275,960	256,239

Operating expenses by department:
Rooms	25,069	23,106	21,405
Food and beverage	35,492	33,172	31,882
Other	37,463	33,934	30,575
Other operating expenses:
Selling, general and administrative	64,332	65,075	58,731
Property operating costs	35,373	33,004	36,212
Depreciation and amortization	53,723	58,318	53,369
Asset impairment loss	—	18,741	—
Loss on disposition of assets	1,513	19	255

	252,965	265,369	232,429
Other expenses from managed properties	11,315	11,083	4,166
Other expenses from managed properties—affiliates	10,858	10,989	17,132

Total operating expenses	275,138	287,441	253,727

Net operating income (loss)	21,570	(11,481)	2,512
Gain on sale of unconsolidated affiliate	—	—	(962)
Investment income—affiliates	(902)	(1,088)	(1,330)
Interest income	(210)	(543)	(637)
Interest expense	47,902	45,540	33,304

Loss from continuing operations before income taxes and equity in unconsolidated affiliates	(25,220)	(55,390)	(27,863)
Income tax expense (benefit)	7,086	(5,403)	220
Equity in unconsolidated affiliates, net of tax	18	576	2,435

Net loss from continuing operations	(32,324)	(50,563)	(30,518)
Discontinued operations, net of tax	(6,634)	455	27,958

Net loss	(25,690)	(51,018)	(58,476)
Net income attributable to noncontrolling interest, net of tax	(27)	(9)	—

Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$(51,009)	$(58,476)

Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(1.03)	$(1.63)	$(0.99)
Income (loss) from discontinued operations, net of tax	0.21	(0.02)	(0.91)

Basic and diluted loss per common share	$(0.82)	$(1.65)	$(1.90)

Weighted average common shares outstanding:
Basic	31,332,325	30,987,818	30,749,318

Diluted	31,332,325	30,987,818	30,749,318

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

	Common Shares	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Deferred Compensation	Noncontrolling Interest	Total Equity
Balance, January 1, 2009	30,982,646	$310	$399,641	$(127,811)	$(200)	$—	$271,940
Issuance of equity shares under the stock-based compensation plan	296,243	3	—	—	—	—	3
Stock-based compensation	—	—	1,289	—	—	—	1,289
Net loss attributable to Great Wolf Resorts, Inc.	—	—	—	(58,476)	—	—	(58,476)

Balance, December 31, 2009	31,278,889	313	400,930	(186,287)	(200)	—	214,756
Issuance of equity shares under the stock-based compensation plan	1,060,236	10	—	—	—	—	10
Stock-based compensation	—	—	2,022	—	—	—	2,022
Net loss	—	—	—	(51,009)	—	(9)	(51,018)

Balance, December 31, 2010	32,339,125	323	402,952	(237,296)	(200)	(9)	165,770
Issuance of equity shares under the stock-based compensation plan	131,399	2	—	—	—	—	2
Stock-based compensation	—	—	1,762	—	—	—	1,762
Other	—	—	—	—	—	7	7
Net loss	—	—	—	(25,663)	—	(27)	(25,690)

Balance, December 31, 2011	32,470,524	$325	$404,714	$(262,959)	$(200)	$(29)	$141,851

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(25,690)	$(51,018)	$(58,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,823	58,467	56,378
Bad debt expense	29	226	680
Asset impairment loss	—	18,741	24,000
Non-cash employee compensation and professional fees expense	2,252	2,664	1,138
Loss on disposition of assets	1,513	18	255
Gain on disposition of property included in discontinued operations	(6,667)	—	—
Gain on sale of unconsolidated affiliate	—	—	(962)
Equity in losses of unconsolidated affiliates	13	639	2,416
Deferred tax expense (benefit)	6,167	(6,408)	131
Changes in operating assets and liabilities:
Accounts receivable and other assets	(1,520)	(1,138)	(8,865)
Accounts payable, accrued expenses and other liabilities	(1,052)	6,921	(4,480)

Net cash provided by operating activities	28,868	29,112	12,215

Investing activities:
Capital expenditures for property and equipment	(9,323)	(8,683)	(49,258)
Loan repayment from unconsolidated affiliate	807	1,715	9,225
Investment in unconsolidated affiliates	—	—	(303)
Proceeds from sale of interest in unconsolidated affiliate	—	—	6,000
Investment in development	(422)	(517)	834
Proceeds from the sale of a discontinued operation	4,200	—	—
Proceeds from sale of assets	2	19	66
Cash acquired in acquisition of Creative Kingdoms, LLC	—	324	—
(Increase) decrease in restricted cash	(277)	2,664	(3,223)

Net cash used in investing activities	(5,013)	(4,478)	(36,659)

Financing activities:
Principal payments on long-term debt	(81,561)	(217,110)	(8,031)
Proceeds from issuance of long-term debt	56,000	219,337	51,051
Payment of loan costs	(1,515)	(10,786)	(11,894)

Net cash (used in) provided by financing activities	(27,076)	(8,559)	31,126

Net increase (decrease) in cash and cash equivalents	(3,221)	16,075	6,682
Cash and cash equivalents, beginning of year	36,988	20,913	14,231

Cash and cash equivalents, end of year	$33,767	$36,988	$20,913

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$48,502	$40,904	$33,458
Cash paid for income taxes, net of refunds	$702	$549	$411
Non-cash items:
Construction in process accruals	$—	$—	$20
Loan cost accruals	$—	$679	$—
Conversion of note receivable and accrued interest to equity investment	$—	$9,963	$—
Transfer of fixed assets to inventory	$1,883	$—	$—

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.® and its consolidated subsidiaries.

Business Summary

We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to destination family resorts featuring indoor waterparks and other family-oriented entertainment activities based on the number of resorts in operation. Each of our resorts feature approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our primary target customer base: families with children ranging in ages from 2 to 14 years old that live within a convenient driving distance of our resorts. Several of our resorts have significant meeting space or conference centers, allowing us to also attract groups in addition to our leisure guests. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge® brand name. We own and operate several of the resorts in our portfolio; we have also entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.

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

The following table presents an overview of our portfolio of resorts. As of December 31, 2011, we operated, managed and/or were party to licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

	Ownership Percentage	Opened	Number of Guest Suites		Indoor Entertainment Area(1)
					(Approx. sq. ft)
Wisconsin Dells, WI(3)	—	1997	385	(2)	102,000
Sandusky, OH(3)	—	2001	271		41,000
Traverse City, MI	100%	2003	280		57,000
Kansas City, KS	100%	2003	281		57,000
Williamsburg, VA(4)	100%	2005	405		87,000
Pocono Mountains, PA(4)	100%	2005	401		101,000
Niagara Falls, ONT(5)	—	2006	406		104,000
Mason, OH(4)	100%	2006	401		105,000
Grapevine, TX(4)	100%	2007	605		110,000
Grand Mound, WA(6)	49%	2008	398		74,000
Concord, NC(4)	100%	2009	402		97,000

(1)

Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(2)	Total number of guest suites includes 77 condominium units that are individually owned by third parties and managed by us.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2011 and each had total revenues equal to ten percent or more of our total revenues for the year ended December 31, 2011.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications—Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentation.

•	As a result of the sale of our Blue Harbor Resorts, we have included that resort’s operations in discontinued operations in our consolidated statement of operations; and

•

On our consolidated statements of cash flows, we have reclassified the change in escrows to present them as a part of the change in restricted cash, where before we presented that change in escrows as a separate line item.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when acquired. Cash is invested with federally insured institutions that are members of the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC or any other government agency. Cash and cash equivalents does not include cash escrowed under loan agreements, cash that is held by a loan servicer under a lock-box arrangement, or cash restricted in connection with deferred compensation payable.

Accounts Receivable—Accounts receivable primarily represents receivables from resort guests who occupy rooms and utilize resort amenities. We provide an allowance for doubtful accounts when we determine that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2011, 2010, and 2009 was $29, $226, and $680, respectively. Writeoffs of accounts receivable for the years ended December 31, 2011, 2010, and 2009 were $21, $138, and $1,894, respectively.

Inventory—Inventories are comprised primarily of retail and food and beverage inventories and are recorded at the lower of cost or an average cost basis or market.

Property and Equipment—Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings and improvements	20-40 years
Fixtures and equipment, including waterpark equipment	3-15 years

We periodically review the estimated useful lives we have assigned to our depreciable assets to determine whether those useful lives are reasonable and appropriate.

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance expenditures are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. We had no capitalized interest for the years ended December 31, 2011 and 2010.

Loan Fees—Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $10,305 and $14,014 as of December 31, 2011 and 2010, respectively. Amortization of loan fees was $5,193, $8,443, and $6,684 for the years ended December 31, 2011, 2010, and 2009, respectively. Included in loan fee amortization for the years ended December 31, 2011 and 2010 were approximately $1,850 and $3,500, respectively, of loan fees that were written off due to repayments of related debt. We had no similar write offs for the year ended December 31, 2009.

Acquisition Accounting—We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operation.

Partially-Owned Entities—In determining whether we had controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We record profits and losses from our partially-owned entities according to the terms of the operating agreements.

Investments In and Advances to Unconsolidated Affiliates—We use the equity method to account for our investments in unconsolidated joint ventures, as we do not have a controlling interest. Net income or loss is allocated between the partners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Periodically we may make advances to our affiliates.

Intangible Assets—Our intangible assets consist mainly of the value of our Great Wolf Lodge brand name. The brand name intangible asset has an indefinite useful life. We do not amortize the brand name intangible, but instead test it for possible impairment at least annually or when circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. Our assessment was performed as of December 31, 2011 and determined that no such impairment had occurred. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying real estate assets could result in future losses or the inability to recover the carrying value of these intangibles.

Goodwill—The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair values. We determine our reporting unit’s fair values using a discounted cash flow model.

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

	2011	2010
Balance as of January 1
Goodwill	$1,366	$—
Goodwill related to the acquisition of the majority interest in CK	—	1,366

Balance as of December 31	$1,366	$1,366

Impairment of Long-Lived Assets—When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.

During the year ended December 31, 2010, we recorded $18,741 of impairment charges related to our Traverse City and Kansas City resorts. We determined the carrying values of these resorts were impaired in light of the reduced estimated hold periods for the resorts. Because of the reduced estimated hold periods, we performed recoverability tests of these resorts to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of these resorts were not recoverable. As a result, we recorded an $18,741 impairment charge to decrease the resorts’ carrying value to their estimated fair value (net of estimated disposal costs) as of December 31, 2010. We estimated the properties’ fair values by using available market information for similar assets, as well as considering estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. The cash flows considered in estimating the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets. The impairment charge is included in our Resort Ownership/Operation segment.

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

Revenue Recognition—We earn revenues from our resort operations and management of resorts and other related services. We recognize revenue from rooms, food and beverage, and other operating departments at the resorts and from product sales, admission fees and retail revenues from our subsidiary that is the developer of experiential gaming products, as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the consolidated balance sheets. We recognize resort management, license and other related fees as they are contractually earned. We recognize development and construction management fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date services performed or costs incurred compared to services performed or total expected costs) for longer-term projects.

Other Revenue and Other Expenses From Managed Properties—We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the staff we employ at the managed properties. The reimbursement of payroll, benefits and costs is recorded as “other revenue from managed properties” on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Noncontrolling Interests—We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statement of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of December 31, 2011.

Income Taxes—We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We record net deferred tax assets (primarily resulting from net operating loss carryforwards) to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income (that could result from a sale of one or more of our resorts where there is a sales price in excess of tax basis), tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred tax assets, we would establish a valuation allowance, which would increase the provision for income taxes. Conversely, in the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As of December 31, 2011 and 2010, we recorded valuation allowances of $48,965 and $35,564, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

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

Earnings per share—We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding excluding non-vested shares. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding using the treasury stock method. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding, as the effect of those potentially dilutive items is anti-dilutive.

Derivatives—Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective; there is an offsetting adjustment to the basis of the item hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value or the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. Our policy is to execute derivative financial instruments with creditworthy banks and not to enter into such instruments for speculative purposes.

Share-based compensation—We account for share-based compensation based on the fair value of the award at the date of grant over the requisite service period.

Advertising—Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011, 2010, and 2009 was $16,885, $17,982, and $19,231, respectively.

Segments—We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	Resort ownership/operation—revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing—revenues derived from management, license and other related fees from unconsolidated managed resorts.

The following summarizes significant financial information regarding our segments:

	Resort Ownership/ Operation	Resort Third- Party Management/ Licensing	Other	Totals per Financial Statements
Year Ended December 31, 2011
Revenues	$260,585	$29,966	$6,157	$296,708

Depreciation and amortization	(50,561)	—	(3,162)	$(53,723)
Net operating income (loss)	18,300	7,793	(4,523)	$21,570
Investment income—affiliates	—	—	—	(902)
Interest income	—	—	—	(210)
Interest expense	—	—	—	47,902

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(25,220)

Additions to long-lived assets	8,919	—	404	$9,323

Total assets	599,463	1,725	110,134	$711,322

	Resort Ownership/ Operation	Resort Third- Party Management/ Licensing	Other	Totals per Financial Statements
Year Ended December 31, 2010
Revenues	$240,346	$29,312	$6,302	$275,960

Depreciation and amortization	(55,440)	—	(2,878)	$(58,318)
Asset impairment loss	(18,741)	—	—	$(18,741)
Net operating (loss) income	(14,819)	7,240	(3,902)	$(11,481)
Investment income—affiliates	—	—	—	(1,088)
Interest income	—	—	—	(543)
Interest expense	—	—	—	45,540

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(55,390)

Additions to long-lived assets	7,463	—	1,220	$8,683

Total assets	646,578	1,778	122,882	$771,238

	Resort Ownership/ Operation	Resort Third- Party Management/ Licensing	Other	Totals per Financial Statements
Year Ended December 31, 2009
Revenues	$227,978	$28,261	$—	$256,239

Depreciation and amortization	(52,587)	—	(782)	$(53,369)
Net operating (loss) income	(862)	6,963	(3,589)	$2,512
Gain on sale of unconsolidated affiliate	—	—	(962)	(962)
Investment income—affiliates	—	—	—	(1,330)
Interest income	—	—	—	(637)
Interest expense	—	—	—	33,304

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(27,863)

Additions to long-lived assets	48,768	—	490	$49,258

Total assets	707,472	2,942	95,330	$805,744

The Other items in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles.

Use of Estimates—To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements—In December 2010, the FASB issued guidance which (1) does not prescribe a specific method of calculating the carrying calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering certain qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This guidance will be effective for impairment tests performed during fiscal years (and interim periods within those years) that begin after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance that clarifies and changes the application of various fair value measurement principles and disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance that permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3. INVESTMENT IN AFFILIATES

CNL Joint Venture

In August 2009, we sold our 30.26% joint venture interest to CNL for $6,000. We recognized a $962 gain on this sale.

Summary financial data for this joint venture is as follows:

Operating data:	Period January 1 through August 5, 2009
Revenue	$19,750
Operating expenses	$(24,213)
Net loss	$(4,463)

Grand Mound Joint Venture

Our unconsolidated joint venture (refer to Note 4) with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At December 31, 2011, the joint venture had aggregate outstanding indebtedness to third parties of $95,270. Neither joint venture partner guarantees the third party debt in the years presented. As of December 31, 2011 and 2010, we have made combined loan and equity contributions, net of loan repayments, of $27,179 and $27,985, respectively, to the joint venture to fund a portion of construction costs of the resort. In January 2009, the other member of the joint venture purchased $5,991 of our loan at par. Included in our combined loan and equity contributions, net of loan repayments, of $27,985 at December 31, 2010, was a subordinated loan amount, net of loan repayments, of $806. There was no similar amount at December 31, 2011, as the loan was fully repaid in 2011.

Summary financial data for this joint venture as of and for the years ended December 31, 2011 and 2010 is as follows:

Summarized Operating Data

	2011	2010
Revenue	$42,562	$41,669
Operating expenses	30,127	30,154
Depreciation and amortization expense	7,686	7,553
Interest expense	2,816	3,300
Interest income	(7)	(2)

Net income	1,940	664
Distributions to preferred capital holders	1,760	1,760

Net income (loss) applicable to members	$180	$(1,096)

Income (loss) allocable to other joint venture partner	$92	$(559)

Income (loss) allocable to Great Wolf Resorts, Inc.	$88	$(537)
Amortization of capitalized cost	$(101)	$(102)

Equity in unconsolidated entities	$(13)	$(639)

Summarized Balance Sheet Data

	2011	2010
Property and equipment, net	$129,073	$135,671
Other assets	4,753	4,122
Current portion of long-term debt	95,270	2,915
Long-term debt – related party	–	1,646
Long-term debt	–	95,297
Other liabilities	8,354	9,913
Members’ equity	30,202	30,022

We had a receivable from the joint venture of $3,243 and $3,764 that relates primarily to accrued preferred equity returns and management fees as of December 31, 2011 and 2010, respectively. We had a payable to the joint venture of $27 and $4 as of December 31, 2011 and 2010, respectively. The amount of investment income and management fee income recorded by us is included in the Investment income – affiliates and Management and other fees – affiliates line items, respectively, on our consolidated statements of operations.

4. VARIABLE INTEREST ENTITIES

A legal entity is referred to as a variable interest entity, if, by design (1) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. A variable interest entity must be consolidated if it is determined that we have both the (1) power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.

In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments and management agreements, to determine if an entity in which we have a variable interest, is a variable interest entity and whether we must consolidate that variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on a consideration of all facts and circumstances including, but not limited to, our role in establishing the variable interest entity, our ongoing rights and responsibilities, the organization structure, and relevant financial and other agreements.

We have equity investments in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington as described in Note 3. We manage that resort and we have concluded that the joint venture is a variable interest entity due to the management contract that provides us with certain rights. However, we have concluded that we are not the primary beneficiary because the majority equity owner has substantive participating rights over the activities that most significantly impact the economic performance of the joint venture. As a result, we have concluded that power is shared between us and the other equity investor. As we share power with the majority equity owner, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity as of December 31, 2011 or December 31, 2010. During the years ended December 31, 2011 and 2010, we did not provide any support to this entity that we were not contractually obligated to do so. Our maximum exposure to loss related to our involvement with this entity as of December 31, 2011 and 2010 is limited to the carrying value of our equity investments in the joint venture and receivables as of that date. Our exposure is limited because of the non-recourse nature of the borrowings of the joint venture. The total carrying values of those items on our balance sheet as of December 31, 2011 and 2010 is $27,554 and $28,895, respectively, and are included in the accounts receivable – affiliates and investments in and advances to affiliates line items on our consolidated balance sheet. Included in our carrying value of $28,895 at December 31, 2010, there was a subordinated loan amount of $806. There was no similar amount at December 31, 2011, as the loan was fully repaid in 2011.

5. ACQUISITION OF CREATIVE KINGDOMS

In June 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK) in exchange for all of the convertible indebtedness owed to us by CK. CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at ten of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.

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

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2011	2010
Land and improvements	$57,665	$57,665
Building and improvements	417,385	420,316
Furniture, fixtures and equipment	344,825	341,741
Construction in process	142	623

	820,017	820,345
Less accumulated depreciation	(243,755)	(196,387)

Property and equipment, net	$576,262	$623,958

Depreciation expense from continuing operations was $48,254, $49,449, and $47,182 for the years ended December 31, 2011, 2010 and 2009, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2011	2010
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$65,591	$67,236
Pocono Mountains mortgage loan	93,015	94,274
Concord mortgage loan	54,055	78,147
First mortgage notes (net of discount of $8,046 and $9,578)	221,954	220,422
Other Long-Term Debt:
Junior subordinated debentures	80,545	80,545
City of Sheboygan bonds	—	8,573
City of Sheboygan loan	—	3,054
Other	14	47

	515,174	552,298
Less current portion of long-term debt	(67,678)	(70,083)

Total long-term debt	$447,496	$482,215

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2011.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the year ended December 31 2011, the DSCR for this loan was 1.16, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of December 31, 2011, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2011, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $37,758 as of December 31, 2011, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $65,591 as of December 31, 2011.

Through March 2011, we worked with the special servicer to discuss a potential modification of this loan. Those discussions proved unsuccessful and the special servicer has transferred the loan back to the master servicer, where the lock-box arrangement as described above remains in place.

Given improved operating trends and performance at the properties during 2011, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2011.

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

Concord Mortgage Loan—On July 15, 2011, we entered into a loan agreement to refinance our Concord mortgage loan. We repaid $20,433 under the original loan using cash on hand. The principal amount of the new loan was $56,000 and is secured by our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at December 31, 2011). This loan matures in July 2014 and has a one-year extension available at our option, assuming the property meets certain operating performance thresholds. This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2011.

In connection with the refinancing transaction, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap that caps the loan at 8.00% interest rate through July 2014 at a cost of $274. The interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense. Also in connection with the refinance transaction, we wrote-off approximately $1,850 of unamortized debt issuance costs.

First Mortgage Notes—In April 2010, we completed a private placement of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. We are amortizing the discount over the life of the Notes using the straight-line method, which approximates the effective interest method. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes.

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

Junior Subordinated Debentures—In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,550 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The indenture governing the debentures contains limitations on our ability, without the consent of the holders of the debentures, to make payments to our affiliates or for our affiliates to make payments to us if a default exists. The costs of the TPS offering totaled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debentures sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through June 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in July 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

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

City of Sheboygan Bonds—The City of Sheboygan bonds represented the face amount of bond anticipation notes (BANs) issued by the City in November 2003 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the BANs.

City of Sheboygan Loan—The City of Sheboygan loan amount represented a loan made by the City in 2004 in conjunction with the construction of the Blue Harbor Resort in Sheboygan, Wisconsin. In March 2011, we sold the Blue Harbor Resort. In connection with the sale of the property, we were released from our obligations under the loan.

Future Maturities—Future principal requirements on long-term debt as of December 31, 2011 are as follows:

2012	$3,834
2013	4,806
2014	55,333
2015	61,558
2016	1,697
Thereafter	395,992

Total	$523,220

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of December 31, 2011, due to the implementation of a traditional lock-box arrangement. The future maturities table above, however, reflects future cash principal repayments currently required under the provisions of that loan in the amounts of $1,746 in 2012, $1,882 in 2013, $2,015 in 2014 and $59,948 in 2015.

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

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis:

December 31, 2011

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$77	$—	$77

December 31, 2010

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$—	$—	$—

December 31, 2009

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$133	$—	$133

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of December 31, 2011, we estimate the total fair value of our long-term debt to be $25,706 less than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

The following table summarizes the valuation of certain property and equipment measured at fair value on a nonrecurring basis in the consolidated balance sheet:

December 31, 2010

	Level 1	Level 2	Level 3	Total
Property and equipment	$—	$—	$44,000	$44,000

December 31, 2009

	$49,775	$49,775	$49,775	$49,775
	Level 1	Level 2	Level 3	Total
Property and equipment	$—	$—	$6,000	$6,000

Property and equipment with a carrying amount of $62,741 were written down to their fair value of $44,000 as of December 31, 2010, resulting in an impairment charge of $18,741. We estimated our Traverse City and Kansas City properties’ fair values by using available market information for similar assets, as well as considering estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. The cash flows considered in estimating the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets. Although we believe our estimated fair value for the resorts are reasonable, the actual fair value we ultimately realize from these resorts could differ materially from this estimate.

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

9. INCOME TAXES

Income Tax Expense—Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2011
Federal	$—	$5,686	$5,686
State and local	817	481	1,298
Foreign	100	—	100

	$917	$6,167	$7,084

Year ended December 31, 2010
Federal	$—	$(5,789)	$(5,789)
State and local	813	(619)	194
Foreign	82	—	82

	$895	$(6,408)	$(5,513)

Year ended December 31, 2009
Federal	$—	$86	$86
State and local	248	45	293
Foreign	80	—	80

	$328	$131	$459

Total tax expense (benefit) is included in the following line items in our statements of operations:

	Year Ended December 31,
	2011	2010	2009
Income tax expense (benefit)	$7,086	$(5,403)	$220
Equity in unconsolidated affiliates, net of tax	5	(62)	19
Discontinued operations, net of tax	—	(49)	220
Net income attributable to noncontrolling interest, net of tax	(7)	1	—

Total income tax expense (benefit)	$7,084	$(5,513)	$459

The differences between the statutory federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	2011	2010	2009
Federal statutory income tax benefit	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	(1.7)%	(3.7)%	(3.5)%
Nondeductible goodwill	—	—	—
Nondeductible compensation expense	—	3.0%	—
Investment in affiliates	1.9%	2.2%	—
Change in valuation allowance	72.0%	22.1%	39.7%
Other	0.9%	1.6%	(0.4)%

	38.1%	(9.8)%	0.8%

Deferred Tax Assets and Liabilities—The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$53,962	$44,710
Intangibles	9,557	11,625
Investment in affiliates	1,429	1,279
Salaries and wages	1,933	1,760
Other	4,335	2,819

Total deferred tax assets	71,216	62,193

Deferred tax liabilities:
Property and equipment	(15,082)	(12,967)
Prepaid expenses	(720)	(1,046)

Total deferred tax liabilities	(15,802)	(14,013)

Valuation allowance	(48,965)	(35,564)

Net deferred tax asset	$6,449	$12,616

Our 2011 net deferred tax asset is comprised of a current deferred tax asset of $955 included in other current assets and a long-term deferred tax asset of $54,460, which is included in other assets. Our long-term deferred tax asset is partially offset by a valuation allowance of $48,965.

Our 2010 net deferred tax asset consisted of a current deferred tax liability of $148 included in accrued expenses and a long-term deferred tax asset of $48,328 included in other assets on the consolidated balance sheet. Our long-term deferred tax asset was partially offset by a valuation allowance of $35,564. The change in our valuation allowance in 2011 was $13,401.

Net Operating Loss Carryforwards—As of December 31, 2011, we had net operating loss carryforwards of approximately $143,079 and $112,313 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. In the event of a change in ownership, the federal and state net operating loss carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions. We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our analysis, we have recorded a valuation allowance of $48,965 at December 31, 2011, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. We also determined that due to current conditions in the credit markets, real estate markets and our current financial position, the tax planning strategy we previously expected to generate substantial taxable income was no longer feasible. The valuation allowance is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

As of December 31, 2010, we had net operating loss carryforwards of approximately $115,774 and $94,822 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our analysis, we recorded a valuation allowance of $35,564 at December 31, 2010, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.

Other—In 2010 we recorded a deferred tax asset related to the difference in book versus tax basis of our investment in CK of $910. The offset to this deferred tax asset was to goodwill.

At December 31, 2011, we had unrecognized tax benefits of $1,298, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO and certain deductions taken on our 2006 U.S. Federal income tax return related to a tax assessment. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year. The unrecognized tax benefits are classified as a reduction of the net operating loss carryforwards. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit—December 31, 2010	$1,298
Gross increases—tax positions in current period	—

Unrecognized tax benefit—December 31, 2011	$1,298

10. RELATED-PARTY TRANSACTIONS

We rented office space for our headquarters through September 2010 from a company that is an affiliate of an individual who was a member of our board of directors through May 2009. Our total payments for rent and related expenses for this office space were $193, and $353 for the years ended December 31, 2010 and 2009, respectively, and are included in selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss.

We regularly transact business with our unconsolidated affiliates. The following summarizes our transactions with these unconsolidated affiliates for the years indicated:

	2011	2010	2009
Management and other fees	$4,981	$4,594	$4,973
Other revenue from managed properties	10,858	10,989	17,132
Other expenses from managed properties	10,858	10,989	17,132
Investment income	902	1,088	1,330
Accounts receivable	3,243	3,764	2,614
Accounts payable	27	4	—

11. COMMITMENTS AND CONTINGENCIES

Legal Matters—We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that an unpredictable decision adverse to the company could be reached.

Guarantees—We recognize guarantees when the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Great Wolf Resorts, Inc. has provided a $25,000 payment guaranty of the mortgage loan and related interest secured by our Concord, North Carolina resort. If our subsidiary defaults on its obligations under this loan we would be required to assume certain of its obligations, including the payment of up to $25,000 of outstanding debt amounts, which are already recorded in our consolidated financial statements.

Commitments—We lease office space, storage space and office equipment under various operating leases that expire between 2011 and 2017. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2012	$826
2013	691
2014	696
2015	360
2016	262
Thereafter	268

Total	$3,103

Rent expense for the years ended December 31, 2011, 2010, and 2009 was $1,358, $1,244, and $741, respectively.

12. RETIREMENT PLAN

We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Our contributions to the plan were $391, $349, and $339 for the years ended December 31, 2011, 2010, and 2009, respectively.

13. EQUITY

Deferred Compensation — We have a deferred compensation plan for certain of our employees. The plan allows for contributions by both the participants and us. Our employer contributions for the plan were $236, $250, and $185 for the years ended December 31, 2011, 2010 and 2009, respectively.

Earnings per Share—We calculate our basic earnings per common share by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding excluding non-vested shares. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding using the treasury stock method. In periods in which we incur a net loss, we exclude potentially dilutive stock equivalents from the computation of diluted weighted average shares outstanding, as the effect of those potentially dilutive items is anti-dilutive.

The trust that holds the assets to pay obligations under our deferred compensation plan has 11,765 shares of our common stock. We treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations.

Options to purchase 15,500 shares of common stock were not included in the computations of diluted earnings per share for the year ended December 31, 2011, because the exercise price for the options were greater than the average market price of the common shares during that period. There were 858,508 shares of common stock that were not included in the computation of diluted earnings per share for the year ended December 31, 2011, because the market and/or performance criteria related to these shares had not been met at December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(32,297)	$(50,554)	$(30,518)
Income (loss) from discontinued operations, net of tax	6,634	(455)	(27,958)

Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$(51,009)	$(58,476)

Weighted average common shares outstanding—basic	31,332,325	30,987,818	30,749,318
Weighted average common shares outstanding—diluted	31,332,325	30,987,818	30,749,318
Loss attributable to loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax per shares—basic and diluted	$(1.03)	$(1.63)	$(0.99)
Income (loss) attributable to discontinued operations, net of tax—basic and diluted	0.21	(0.02)	(0.91)

Net loss attributable to Great Wolf Resorts, Inc. per share—basic and diluted	$(0.82)	$(1.65)	$(1.90)

14. SHARE-BASED COMPENSATION

We recognized share-based compensation expense of $2,252, $2,664, and $1,138, net of estimated forfeitures, in share-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax expense (benefit) recognized related to share-based compensation was $858, $(261) and $9 for the years ended December 31, 2011, 2010, and 2009, respectively.

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of December 31, 2011, total unrecognized compensation cost related to share-based compensation awards was $1,808, which we expect to recognize over a weighted average period of approximately 2.5 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At December 31, 2011, there were 1,157,024 shares available for future grants under the Plan.

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

We recorded stock option expense of $26 for the year ended December 31, 2009. We recorded no stock option expense for the years ended December 31, 2011 and 2010. There were no stock options granted in 2011, 2010 or 2009. In 2011 and 2010 certain members of our management team and board of directors surrendered and cancelled 5,500 and 404,000 previously granted stock options, respectively.

A summary of stock option activity during the years ended December 31, 2011, 2010, and 2009 is:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Number of shares under option:
Outstanding at January 1, 2009	475,000	$17.59	6.09 years
Granted	—
Exercised	—
Forfeited	(34,000)	$18.41

Outstanding at December 31, 2009	441,000	$17.53	5.09 years
Granted	—
Exercised	—
Forfeited	(405,000)	$17.39

Outstanding at December 31, 2010	36,000	$19.03	4.15 years
Granted	—
Exercised	—
Forfeited	(20,500)	$20.24

Outstanding at December 31, 2011	15,500	$17.44	3.02 years

Exercisable at December 31, 2011	15,500	$17.44	3.02 years

At December 31, 2011, 2010 and 2009, the exercise prices of all of our outstanding and exercisable options were above our stock price. Therefore there was no intrinsic value for our outstanding or exercisable shares at December 31, 2011, 2010 or 2009.

Market Condition Share Awards

Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 444,002, 515,986 and 541,863 market condition share awards during the years ended December 31, 2011, 2010 and 2009, respectively. We recorded share-based compensation expense of $864, $1,245 and $367 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We originally granted 277,894 market condition shares for 2011 and recorded expense during 2011 associated with that estimated number of shares to be issued for these market condition awards. The original share grant amount represented the number of shares that would be earned at a target level of performance. Based on our common stock’s performance in 2011, however, we expect the maximum performance condition for these market condition share awards will be met. As a result, we expect to issue 416,841 shares related to these market condition awards. Accordingly, we have recorded $109 of additional compensation expense in the fourth quarter of 2011 related to our revised estimate that employees will earn the maximum level of shares rather than the target level of shares for these awards.

•

83,054 were based on our common stock’s absolute performance over the three-year period 2010-2012. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.15 as of the grant date.

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

•

83,054 were based on our common stock’s performance over the three-year period 2010-2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.19 as of the grant date.

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

The market condition for these shares was not met and therefore no shares related to this grant were issued. As a result, we recorded the entire fair value of the grant as expense in 2010 of $810,341.

•

91,463 were based on our common stock’s absolute performance over the three-year period 2010-2012. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.53 as of the grant date.

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

•

91,463 were based on our common stock’s performance over the three-year period 2010-2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.61 as of the grant date.

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

Of the 2007 market condition shares awards granted:

•

81,293 were based on our common stock’s absolute performance over the three-year period 2007-2009. Half of these shares vested on December 31, 2009, and the other half vest on December 31, 2011. The per share fair value of these market condition shares was $6.65.

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

In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance over the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $19 was expensed in the year ended December 31, 2010.

•

81,293 were based on our common stock’s performance over the three-year period 2007-2009 relative to a stock index, as designated by the Compensation Committee of the board of directors. Half of these shares vested December 31, 2009, and the other half vest on December 31, 2010. The per share fair value of these market condition shares was $8.24.

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

In March 2010, our Compensation Committee of the board of directors determined that based on our common stock performance over the three year period 2007-2009, employees did not earn any of these market condition shares. Therefore, the remaining unamortized expense related to these shares of $23 was expensed in the year ended December 31, 2010.

Performance Share Awards

Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 92,633, 111,020 and 180,622 performance shares during the years ended December 31, 2011, 2010 and 2009, respectively. Shares earned related to shares granted in 2011 vest over a three year period, 2011-2013; shares earned related to shares granted in 2010 vest ratably over a three year period, 2010-2012; shares earned related to shares granted in 2009 vest ratably over a three-year period, 2009-2011.

The per share fair value of performance shares granted during the years ended December 31, 2011, 2010 and 2009, was $3.23, $3.18 and $1.54, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $285, $244 and $184 for the years ended December 31, 2011, 2010 and 2009, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $16, $9 and $2 during the years ended December 31, 2011, 2010 and 2009, respectively, related to the shares not issued.

Based on their achievement of certain individual and departmental performance goals:

•	Employees earned and were issued 96,305 performance shares in February 2011 related to the 2010 grants,

•	Employees earned and were issued 162,559 performance shares in March 2010 related to the 2009 grants, and

•	Employees earned and were issued 18,084 performance shares in February 2009 related to the 2008 grants.

Deferred Compensation Awards

Pursuant to their employment arrangements, certain executives received bonuses upon completion of our IPO. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation expense (income) of $3, $3 and $(348), for the years ended December 31, 2011, 2010 and 2009, respectively.

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

•

We have granted non-vested shares to certain employees for shares earned under the Market Condition Share Awards as described above. These shares vest ratably over a three-year period. We valued the non-vested shares related to Market Condition Shares Awards using a Monte Carlo simulation as described above.

•

We have granted non-vested shares to certain employees for shares earned under the Performance Share Awards as described above. These shares vest ratably over a three-year period. We valued the non-vested shares related to Performance Share Awards at the closing market value of our common stock on the date of grant of the Performance Share Awards.

A summary of non-vested shares activity for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares balance at January 1, 2009	300,249	$9.29
Granted	331,179	$2.75
Forfeited	(61,809)	$4.73
Vested	(86,151)	$10.79

Non-vested shares balance at December 31, 2009	483,468	$5.13
Granted	1,306,653	$2.10
Forfeited	(11,400)	$4.47
Vested	(615,342)	$2.52

Non-vested shares balance at December 31, 2010	1,163,379	$3.12
Granted	292,365	$2.76
Forfeited	(46,500)	$4.48
Vested	(498,566)	$2.76

Non-vested shares balance at December 31, 2011	910,678	$3.13

Our non-vested shares had an intrinsic value of $182, $380, and $1 at December 31, 2011, 2010, and 2009, respectively.

We recorded share-based compensation expense related to non-vested shares of $1,094, $1,123, and $837 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

In 2011, 2010 and 2009, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. We recorded share-based compensation expense of $22, $58 and $74 for the years ended December 31, 2011, 2010 and 2009, respectively, related to these elections to receive shares in lieu of cash. We issued 10,118, 26,693 and 31,347 shares during the years ended December 31, 2011, 2010 and 2009, respectively.

15. DISCONTINUED OPERATIONS

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

A summary of balance sheet data and operating activity related to this discontinued operation is as follows:

	March 23, 2011	December 31, 2010
Balance sheet data:
Total assets	$6,463	$8,742
Total liabilities	$13,587	$14,121

Included in total assets at December 31, 2010 is $5,775 of property and equipment. Included in total liabilities at December 31, 2010 is $11,627 of other long-term debt. As part of the sale transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

	2011	2010	2009
Revenues	$1,578	$8,246	$7,794
Operating expenses	(1,535)	(8,026)	(34,770)
Gain on sale	6,667	—	—
Interest expense, net of interest income	(76)	(724)	(762)
Income tax benefit (expense)	—	49	(220)

Income (loss) from discontinued operations, net of tax	$6,634	$(455)	$(27,958)

16. SUPPLEMENTAL GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the consolidating balances sheets of the Company (“Parent”), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2011 and December 31, 2010, the consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009 and the consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009.

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

CONSOLIDATING BALANCE SHEET

December 31, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,039	$15,980	$814	$6,934	$—	$33,767
Escrows	—	—	—	2,618	—	2,618
Accounts receivable	327	—	1,335	1,998	—	3,660
Accounts receivable—affiliates	—	—	1,461	1,782	—	3,243
Accounts receivable—consolidating entities	10,417	472,289	582,378	206,399	(1,271,483)	—
Inventory	—	—	2,882	4,688	—	7,570
Other current assets	2,093	—	1,673	3,401	—	7,167

Total current assets	22,876	488,269	590,543	227,820	(1,271,483)	58,025
Property and equipment, net	—	—	330,496	245,766	—	576,262
Investment in consolidating entities	200,123	274,959	—	—	(475,082)	—
Investment in and advances to affiliates	—	—	—	24,311	—	24,311
Other assets	9,765	6,702	7,964	1,618	—	26,049
Intangible assets	1,365	—	4,668	20,642	—	26,675

Total assets	$234,129	$769,930	$933,671	$520,157	$(1,746,565)	$711,322

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14	$67,664	$—	$67,678
Accounts payable	1	—	1,907	3,393	—	5,301
Accounts payable—affiliates	—	—	10	17	—	27
Accounts payable—consolidating entities	5,730	341,588	747,086	177,079	(1,271,483)	—
Accrued expenses	1,589	6,265	13,702	10,667	—	32,223
Advance deposits	—	—	2,685	5,030	—	7,715
Other current liabilities	4,384	—	1,132	2,013	—	7,529

Total current liabilities	11,704	347,853	766,536	265,863	(1,271,483)	120,473
Mortgage debt	—	221,954	—	144,997	—	366,951
Other long-term debt	80,545	—	—	—	—	80,545
Deferred compensation liability	—	—	1,502	—	—	1,502

Total liabilities	92,249	569,807	768,038	410,860	(1,271,483)	569,471
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	325	—	—	—	—	325
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	404,714	456,693	163,514	293,179	(913,386)	404,714
Accumulated deficit	(262,959)	(256,570)	2,119	(183,853)	438,304	(262,959)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	141,880	200,123	165,633	109,326	(475,082)	141,880
Noncontrolling interest	—	—	—	(29)	—	(29)

Total equity	141,880	200,123	165,633	109,297	(475,082)	141,851

Total liabilities and equity	$234,129	$769,930	$933,671	$520,157	$(1,746,565)	$711,322

CONSOLIDATING BALANCE SHEET

December 31, 2010

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,047	$24,168	$(328)	$3,101	$—	$36,988
Escrows	—	—	—	1,283	—	1,283
Accounts receivable	88	—	1,615	1,575	—	3,278
Accounts receivable—affiliates	—	—	1,369	2,395	—	3,764
Accounts receivable—consolidating entities	12,747	462,941	304,775	151,770	(932,233)	—
Inventory	—	—	2,593	4,278	—	6,871
Other current assets	192	—	1,512	2,915	—	4,619

Total current assets	23,074	487,109	311,536	167,317	(932,233)	56,803
Property and equipment, net	—	—	352,689	271,269	—	623,958
Investment in consolidating entities	210,356	257,151	—	—	(467,507)	—
Investment in and advances to affiliates	—	—	—	25,131	—	25,131
Other assets	17,274	7,948	7,070	6,357	—	38,649
Intangible assets	1,365	—	4,668	20,664	—	26,697

Total assets	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$33	$70,050	$—	$70,083
Accounts payable	151	—	5,543	2,805	—	8,499
Accounts payable—affiliates	—	—	1	3	—	4
Accounts payable—consolidating entities	423	314,488	510,186	107,136	(932,233)	—
Accrued expenses	1,010	6,942	11,534	9,033	—	28,519
Advance deposits	—	—	2,522	4,950	—	7,472
Other current liabilities	4,161	—	1,111	2,144	—	7,416

Total current liabilities	5,745	321,430	530,930	196,121	(932,233)	121,993
Mortgage debt	—	220,422	—	169,867	—	390,289
Other long-term debt	80,545	—	14	11,367	—	91,926
Deferred compensation liability	—	—	1,260	—	—	1,260

Total liabilities	86,290	541,852	532,204	377,355	(932,233)	605,468
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	323	—	—	—	—	323
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	402,952	456,693	163,514	293,179	(913,386)	402,952
Accumulated deficit	(237,296)	(246,337)	(19,755)	(179,787)	445,879	(237,296)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	165,779	210,356	143,759	113,392	(467,507)	165,779
Noncontrolling interest	—	—	—	(9)	—	(9)

Total equity	165,779	210,356	143,759	113,383	(467,507)	165,770

Total liabilities and equity	$252,069	$752,208	$675,963	$490,738	$(1,399,740)	$771,238

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$88,161	$86,164	$—	174,325
Food and beverage	—	—	24,431	22,076		46,507
Other	—	—	20,577	25,333	—	45,910
Management and other fees	586	—	23,271	34	(21,079)	2,812
Management and other fees—affiliates	—	—	4,981	—	—	4,981

	586	—	161,421	133,607	(21,079)	274,535
Other revenue from managed properties	—	—	11,315	—	—	11,315
Other revenue from managed properties—affiliates	—	—	10,858	—	—	10,858

Total revenues	586	—	183,594	133,607	(21,079)	296,708

Operating expenses by department:
Rooms	—	—	14,573	13,993	(3,497)	25,069
Food and beverage	—	—	18,899	16,593	—	35,492
Other	—	—	16,758	20,705	—	37,463
Other operating expenses:
Selling, general and administrative	3,397	132	46,727	31,572	(17,496)	64,332
Property operating costs	—	—	16,480	18,893	—	35,373
Depreciation and amortization	303	1,370	25,486	26,564	—	53,723
Loss on disposition of assets	—	—	135	1,378	—	1,513

	3,700	1,502	139,058	129,698	(20,993)	252,965
Other expenses from managed properties	—	—	11,315	—	—	11,315
Other expenses from managed properties—affiliates	—	—	10,858	—	—	10,858

Total operating expenses	3,700	1,502	161,231	129,698	(20,993)	275,138

Net operating (loss) income	(3,114)	(1,502)	22,363	3,909	(86)	21,570
Investment income—affiliates	—	—	—	(902)	—	(902)
Interest income	(196)	(5)	—	(9)	—	(210)
Interest expense	6,343	26,544	1	15,014	—	47,902

(Loss) income from continuing operations before income taxes and equity in unconsolidated affiliates	(9,261)	(28,041)	22,362	(10,194)	(86)	(25,220)
Income tax (benefit) expense	6,169	—	488	429	—	7,086
Equity in unconsolidated affiliates, net of tax	10,233	(17,808)	—	20	7,573	18

Net (loss) income	(25,663)	(10,233)	21,874	(10,643)	(7,659)	(32,324)
Discontinued operations, net of tax	—	—	—	(6,550)	(84)	(6,634)

Net (loss) income	(25,663)	(10,233)	21,874	(4,093)	(7,575)	(25,690)

Net income attributable to noncontrolling interest, net of tax	—	—	—	(27)	—	(27)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(25,663)	$(10,233)	$21,874	$(4,066)	$(7,575)	$(25,663)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2010

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$80,021	$78,964	$—	158,985
Food and beverage	—	—	23,484	20,950		44,434
Other	—	—	19,051	24,178	—	43,229
Management and other fees	451	—	21,777	66	(19,648)	2,646
Management and other fees—affiliates	—	—	4,594	—	—	4,594

	451	—	148,927	124,158	(19,648)	253,888
Other revenue from managed properties	—	—	11,083	—	—	11,083
Other revenue from managed properties—affiliates	—	—	10,989	—	—	10,989

Total revenues	451	—	170,999	124,158	(19,648)	275,960

Operating expenses by department:
Rooms	—	—	13,574	12,722	(3,190)	23,106
Food and beverage	—	—	17,603	15,569	—	33,172
Other	—	—	15,865	18,069	—	33,934
Other operating expenses:
Selling, general and administrative	2,850	144	46,538	31,570	(16,027)	65,075
Property operating costs	—	—	16,208	16,796	—	33,004
Depreciation and amortization	153	940	30,356	26,869	—	58,318
Asset impairment loss	—	—	—	18,741	—	18,741
Loss on disposition of assets	—	—	9	10	—	19

	3,003	1,084	140,153	140,346	(19,217)	265,369
Other expenses from managed properties	—	—	11,083	—	—	11,083
Other expenses from managed properties—affiliates	—	—	10,989	—	—	10,989

Total operating expenses	3,003	1,084	162,225	140,346	(19,217)	287,441

Net operating (loss) income	(2,552)	(1,084)	8,774	(16,188)	(431)	(11,481)
Investment income—affiliates	—	—	—	(1,088)	—	(1,088)
Interest income	(531)	(13)	(2)	3	—	(543)
Interest expense	6,343	19,466	3,860	15,871	—	45,540

(Loss) income from continuing operations before income taxes and equity in affiliates	(8,364)	(20,537)	4,916	(30,974)	(431)	(55,390)
Income tax (benefit) expense	(6,347)	—	557	429	(42)	(5,403)
Equity in unconsolidated affiliates, net of tax	48,992	28,455	—	576	(77,447)	576

Net (loss) income from continuing operations	(51,009)	(48,992)	4,359	(31,979)	77,058	(50,563)
Discontinued operations, net of tax	—	—	—	844	(389)	455

Net (loss) income	(51,009)	(48,992)	4,359	(32,823)	77,447	(51,018)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(9)	—	(9)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(51,009)	$(48,992)	$4,359	$(32,814)	$77,447	$(51,009)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2009

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$78,347	$72,218	$—	$150,565
Food and beverage	—	—	22,633	18,600	—	41,233
Other hotel operations	—	—	19,350	16,830	—	36,180
Management and other fees	697	—	18,343	77	(17,127)	1,990
Management and other fees—affiliates	—	—	4,973	—	—	4,973

	697	—	143,646	107,725	(17,127)	234,941
Other revenue from managed properties	—	—	4,166	—	—	4,166
Other revenue from managed properties—affiliates	—	—	17,132	—	—	17,132

Total revenues	697	—	164,944	107,725	(17,127)	256,239

Operating expenses by department:
Rooms	—	—	12,720	11,707	(3,022)	21,405
Food and beverage	—	—	17,340	14,542	—	31,882
Other	—	—	15,740	14,835	—	30,575
Other operating expenses:
Selling, general and administrative	2,908	141	42,065	27,312	(13,695)	58,731
Property operating costs	—	—	16,651	19,561	—	36,212
Depreciation and amortization	155	—	29,871	23,343	—	53,369
Loss on disposition of property	—	—	191	64	—	255

	3,063	141	134,578	111,364	(16,717)	232,429
Other expenses from managed properties	—	—	4,166	—	—	4,166
Other expenses from managed properties—affiliates	—	—	17,132	—	—	17,132

Total operating expenses	3,063	141	155,876	111,364	(16,717)	253,727

Net operating (loss) income	(2,366)	(141)	9,068	(3,639)	(410)	2,512
Gain on sale of unconsolidated affiliate	—	—	—	(962)	—	(962)
Investment income—affiliates	—	—	—	(1,330)	—	(1,330)
Interest income	(605)	(17)	(13)	(2)	—	(637)
Interest expense	6,123	—	12,923	14,258	—	33,304

Loss from continuing operations before income taxes and equity in unconsolidated affiliates	(7,884)	(124)	(3,842)	(15,603)	(410)	(27,863)
Income tax expense (benefit)	192	—	330	(305)	3	220
Equity in unconsolidated affiliates, net of tax	50,400	50,276	—	2,435	(100,676)	2,435

Net income (loss) from continuing operations	(58,476)	(50,400)	(4,172)	(17,773)	100,263	(30,518)
Discontinued operations, net of tax	—	—	—	28,371	(413)	27,958

Net (loss) income	$(58,476)	$(50,400)	$(4,172)	$(46,104)	$100,676	$(58,476)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(25,663)	$(10,233)	$21,874	$(4,093)	$(7,575)	$(25,690)
Adjustment to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	303	1,371	25,486	26,663	—	53,823
Bad debt expense	—	—	(13)	42	—	29
Non-cash employee compensation and professional fee expense	—	—	2,252	—	—	2,252
Loss on disposition of assets	—	—	137	1,376	—	1,513
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)	—	(6,667)
Equity in unconsolidated affiliates	10,233	(17,808)	—	13	7,575	13
Deferred tax expense	6,167	—	—	—	—	6,167
Changes in operating assets and liabilities	2,427	(679)	(3,921)	(399)	—	(2,572)

Net cash (used in) provided by operating activities	(6,533)	(27,349)	45,815	16,935	—	28,868

Investing activities:
Capital expenditures for property and equipment	—	—	(3,515)	(5,808)	—	(9,323)
Loan repayment from unconsolidated affiliate	—	—	—	807	—	807
Investment in development	—	—	(422)	—	—	(422)
Proceeds from sale of a discontinued operation	—	—	—	4,200	—	4,200
Proceeds from sale of assets	—	—	—	2	—	2
(Increase) decrease in restricted cash	(1,001)	—	—	724	—	(277)

Net cash used in investing activities	(1,001)	—	(3,937)	(75)	—	(5,013)

Financing activities:
Principal payments on long-term debt	—	1,532	(33)	(83,060)	—	(81,561)
Proceeds from issuance of long-term debt	—	—	—	56,000	—	56,000
Payment of loan costs	(111)	(123)	—	(1,281)	—	(1,515)
Advances from consolidating entities, net	7,637	17,752	(40,703)	15,314	—	—

Net cash provided by (used in) financing activities	7,526	19,161	(40,736)	(13,027)	—	(27,076)

Net increase in cash and cash equivalents	(8)	(8,188)	1,142	3,833	—	(3,221)
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	—	36,988

Cash and cash equivalents, end of period	$10,039	$15,980	$814	$6,934	$—	$33,767

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2010

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(51,009)	$(48,992)	$4,359	$(32,823)	$77,447	$(51,018)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	153	940	30,356	27,018	—	58,467
Bad debt expense	—	—	145	81	—	226
Asset impairment loss	—	—	—	18,741	—	18,741
Non-cash employee compensation and professional fees expense	—	—	2,664	—	—	2,664
Loss on disposition of assets	—	—	9	9	—	18
Equity in unconsolidated affiliates	48,992	28,455	—	576	(77,384)	639
Deferred tax benefit	(6,408)	—	—	—	—	(6,408)
Changes in operating assets and liabilities	1,771	6,930	(2,446)	(409)	(63)	5,783

Net cash (used in) provided by operating activities	(6,501)	(12,667)	35,087	13,193	—	29,112

Investing activities:
Capital expenditures for property and equipment	—	—	(4,142)	(4,541)	—	(8,683)
Loan repayment from unconsolidated affiliate	—	—	—	1,715	—	1,715
Investment in development	—	—	(517)	—	—	(517)
Proceeds from sale of assets	—	—	—	19	—	19
Cash acquired in acquisition of Creative Kingdoms, LLC	—	—	—	324	—	324
Decrease (increase) in restricted cash	—	—	4,430	(1,766)	—	2,664

Net cash (used in) provided by investing activities	—	—	(229)	(4,249)	—	(4,478)

Financing activities:
Principal payments on long-term debt	—	1,124	(214,865)	(3,369)	—	(217,110)
Proceeds from issuance of long-term debt	—	219,298	—	39	—	219,337
Payment of loan costs	49	(8,887)	(1,836)	(112)	—	(10,786)
Advances from consolidating entities, net	11,476	(189,238)	183,105	(5,343)	—	—

Net cash provided by (used in) financing activities	11,525	22,297	(33,596)	(8,785)	—	(8,559)

Net increase in cash and cash equivalents	5,024	9,630	1,262	159	—	16,075
Cash and cash equivalents, beginning of period	5,023	14,538	(1,590)	2,942	—	20,913

Cash and cash equivalents, end of period	$10,047	$24,168	$(328)	$3,101	$—	$36,988

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2009

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net loss	$(58,476)	$(50,400)	$(4,172)	$(46,104)	$100,676	$(58,476)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	155	—	29,871	26,352	—	56,378
Bad debt expense	—	—	617	63	—	680
Asset impairment loss	—	—	—	24,000	—	24,000
Non-cash employee and director compensation	—	—	1,138	—	—	1,138
Loss on disposition of assets	—	—	191	64	—	255
Gain on sale of unconsolidated affiliate	—	—	—	(962)	—	(962)
Equity in unconsolidated affiliates	50,400	50,276	—	2,416	(100,676)	2,416
Deferred tax expense	131	—	—	—	—	131
Changes in operating assets and liabilities	3,283	(2)	(7,070)	(2,668)	(6,888)	(13,345)

Net cash (used in) provided by operating activities	(4,507)	(126)	20,575	3,161	(6,888)	12,215

Investing activities:
Capital expenditures for property and equipment	—	—	(8,573)	(40,685)	—	(49,258)
Loan repayment from unconsolidated affiliate	—	—	—	9,225	—	9,225
Investment in unconsolidated affiliates	—	—	—	(303)	—	(303)
Proceeds from sale of interest in unconsolidated affiliate	—	—	—	6,000	—	6,000
Investment in development	—	—	834	—	—	834
Proceeds from sale of assets	—	—	—	66	—	66
Decrease (increase) in restricted cash	159	—	(3,507)	125	—	(3,223)

Net cash provided by (used in) investing activities	159	—	(11,246)	(25,572)	—	(36,659)

Financing activities:
Principal payments on long-term debt	—	—	(5,317)	(2,714)	—	(8,031)
Proceeds from issuance of long-term debt	—	—	95	44,068	6,888	51,051
Payment of loan costs	(218)	—	(5,149)	(6,527)	—	(11,894)
Advances from consolidating entities, net	4,827	8,385	(1,275)	(11,937)	—	—

Net cash provided by (used in) financing activities	4,609	8,385	(11,646)	22,890	6,888	31,126

Net increase (decrease) in cash and cash equivalents	261	8,259	(2,317)	479	—	6,682
Cash and cash equivalents, beginning of period	4,762	6,279	727	2,463	—	14,231

Cash and cash equivalents, end of period	$5,023	$14,538	$(1,590)	$2,942	$—	$20,913

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2011 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Total Revenues	$71,885	$75,725	$83,551	$65,547
Net operating income (loss)	3,747	4,894	13,192	(263)
Net (loss) income attributable to Great Wolf Resorts, Inc.	(5,974)	(6,831)	1,515	(14,373)
Basic (loss) income per common share	$(0.19)	$(0.22)	$0.05	$(0.46)
Diluted (loss) income per common share	$(0.19)	$(0.22)	$0.05	$(0.46)

We recorded a gain on sale related to the sale of our Blue Harbor Resort in Sheboygan, WI in the first quarter of 2011 of $6,667.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Total Revenues	$68,843	$66,605	$77,918	$62,594
Net operating income (loss)	412	(194)	10,121	(21,820)
Net loss attributable to Great Wolf Resorts, Inc.	(8,065)	(12,760)	(993)	(29,191)
Basic loss per common share	$(0.26)	$(0.41)	$(0.03)	$(0.95)
Diluted loss per common share	$(0.26)	$(0.41)	$(0.03)	$(0.95)

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of 2011. In making this evaluation, we necessarily applied our judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2011.

Conclusion

Management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Great Wolf Resorts, Inc.

We have audited Great Wolf Resorts, Inc.’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

February 23, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

This information is hereby incorporated by reference to our 2012 Proxy Statement (under the headings “The Election of Directors,” “The Executive Officers,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Compliance”).

ITEM 11.	EXECUTIVE COMPENSATION

This information is hereby incorporated by reference to our 2012 Proxy Statement (under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference to our 2012 Proxy Statement (under the headings “Ownership Of Our Common Stock” and “Equity Compensation Plan Information”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is hereby incorporated by reference to our 2012 Proxy Statement (under the heading “Certain Relationships And Related Transactions”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to our 2012 Proxy Statement (under the heading “Relationship With Independent Public Accountants”).

PART IV

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

Dated: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY K. SCHAEFER Kimberly K. Schaefer	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2012

/s/ JAMES A. CALDER James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/s/ JOSEPH V. VITTORIA Joseph V. Vittoria	Chairman of the Board and Director	February 23, 2012

/s/ ELAN BLUTINGER	Director	February 23, 2012
Elan Blutinger

/s/ RANDY L. CHURCHEY Randy L. Churchey	Director	February 23, 2012

/s/ EDWARD H. RENSI Edward H. Rensi	Director	February 23, 2012

/s/ HOWARD A. SILVER Howard A. Silver	Director	February 23, 2012

INDEX TO EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)

4.1	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4	Junior Subordinated Indenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.6	Note Purchase Agreement dated as of March 30, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP; and (iv) Deutsche Bank Securities, Inc., Banc of America Securities, LLC, Wells Fargo Securities, LLC and Credit Agricole Securities (USA) Inc. (incorporated herein by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010)

4.7	Indenture governing the 10.875% First Mortgage Notes due 2017, dated as of April 7, 2010, by and among the Company and Great Wolf Finance as co-obligors, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010).

4.8	Security Agreement, dated as of April 7, 2010, by and among the loan parties from time to time party thereto and U.S. Bank National Association, as collateral agent (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

Exhibit Number	Description

4.9	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Mason Family Resorts, LLC, as Mortgagor to U.S. Bank National Association, in its capacity as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.10	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Lodge of Grapevine, LLC, as Trustor to Peter S. Graf, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.11	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Williamsburg SPE, LLC, as Trustor to Craig A. Johnson, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

10.1	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.3+	Employment Agreement between Great Wolf Resorts, Inc., and Kimberly Schaefer, dated December 13, 2004

10.4+	Employment Agreement between Great Wolf Resorts, Inc. and James Calder, dated December 13, 2004

10.5+	Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated March 20, 2009

10.6+	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated December 16, 2009

10.7	Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.8	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.9	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.10	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.11	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.12	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.13*	Form of Officers Change of Control Severance Agreement

10.14	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

Exhibit Number	Description

10.15	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.16	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007).

10.17	Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009).

10.18	Loan Agreement by and among Great Wolf Lodge of the Carolinas, LLC (as borrower), Crédit Agricole Corporate and Investment Bank (as a lender), Deutsche Bank Trust Company Americas (as a lender), Deutsche Bank Securities Inc. (as syndication agent), and Crédit Agricole Corporate and Investment Bank (as agent), dated as of July 15, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2011).

12.1*	Statement of Computation of Ratios of Earnings of Fixed Charges.

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
+	Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
^	Submitted electronically with this report.