Form 10-K/A
period 2011-12-31
Great Wolf Resorts, Inc.
filed 2012-04-13
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A (Amendment No.1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the issuer’s Common Stock was 33,429,289 as of April 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Great Wolf Resorts, Inc. (the “Company,” “Great Wolf Resorts,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by Great Wolf Resorts within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K/A (Amendment No. 1)

For the Year Ended December 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

THE BOARD OF DIRECTORS

The following table sets forth the names, ages, positions held and business experience of the Company’s directors as of April 13, 2012.

JOSEPH V. VITTORIA, age 76

Mr. Vittoria has served as Chairman of the Board and a director of our company since 2006. Mr. Vittoria is the retired chairman and chief executive officer of Travel Services International, a company he founded and took public in July 1997 and later sold to a large British tour operator. In 1982, he joined Avis, Inc., as chief operating officer, and later was named chairman and chief executive officer. His success at Avis led to his selection as the salaried and management representative to the board of United Airlines in 1994 when it created its ESOP. He now is chairman and CEO of Puradyn Filter Technologies, Inc., a public company, and chairman of Greenjets Incorporated. Active in community-enhancement programs, Mr. Vittoria served as a director of the National Crime Prevention Counsel in Washington, D.C. He later served on President Reagan’s Child Safety Partnership in recognition of his efforts on behalf of missing children. He also is a former member of the board of directors of the National Center for Disability Services. A 40-year travel industry veteran, Mr. Vittoria was elected to the Travel Industry Association Hall of Leaders in 2000. He holds a B.S. in civil engineering from Yale University and an M.B.A. from Columbia University. Mr. Vittoria currently serves as one of our independent directors and as a member of our Audit, Compensation, and Nominating and Corporate Governance Committees.

The Nominating and Corporate Governance Committee concluded that Mr. Vittoria should continue to serve as a director, in part, because of his extensive experience in the travel industry.

Committees: Audit; Compensation; Nominating and Corporate Governance; Strategic Review

KIMBERLY K. SCHAEFER, age 46

Ms. Schaefer has served as our Chief Executive Officer since January 2009, and was elected to our Board of Directors in February 2009. She previously served as our Chief Operating Officer since 2005, and also our Chief Brand Officer since we commenced operations in 2004. From 1997 until completion of the our initial public offering in 2004, Ms. Schaefer served as Senior Vice President of Operations of The Great Lakes Companies, Inc., our predecessor company, and its predecessor companies. At Great Lakes, Ms. Schaefer was involved in site selection and brand development and oversaw all resort operations. Ms. Schaefer has over 20 years of hospitality experience and holds a Bachelor of Science degree in Accounting from Edgewood College in Madison, Wisconsin. Ms. Schaefer sits on the advisory board for Edgewood College Business School. Ms. Schaefer is a certified public accountant.

The Nominating and Corporate Governance Committee concluded that Ms. Schaefer should continue to serve as a director, in part, because of her previous experience in operations and as chief executive of the company and the knowledge she has acquired from years of involvement with the company since its inception.

Committees: None

ELAN BLUTINGER, age 56	Mr. Blutinger has been a managing director of Alpine Consolidated, LLC, a merchant bank specializing in consolidating fragmented industries, since 1996. He serves as a director of AudioNow and Vacanza Technology. Mr. Blutinger served as a director of Hotels.com, a public company, from 2001 to 2003. He was a founder and director of Resortquest International, a public company, from 1997 to 2003, a founder and director of Travel Services International, a public company, from 1996 to 2001, and a director of Online Travel Services (UK), a public company, from 2000 to 2004, and founder of VRGateway in 2007. Mr. Blutinger chairs the board of trustees of the Washington International School in Washington, D.C. He holds B.A. and J.D. degrees from American University and an M.A. degree from the University of California at Berkeley. Mr. Blutinger currently serves as one of our independent directors and as chair of our Nominating and Corporate Governance Committee. Mr. Blutinger has been a director of our company since 2004.

The Nominating and Corporate Governance Committee concluded that Mr. Blutinger should continue to serve as a director, in part, because of his extensive experience in the travel industry and his knowledge of corporate governance.

Committees: Nominating and Corporate Governance (Chairman); Strategic Review

RANDY L. CHURCHEY, age 51

Mr. Churchey was Interim Chief Executive Office of our company from May 2008 until December 2008. He has continued his responsibilities as one of our directors, and has served in this capacity since we commenced operations in 2004. In January 2010, Mr. Churchey became president, CEO and a director of Education Realty Trust, a public company. Mr. Churchey is also co-chairman of the board of MCR Development, LLC, a private hotel construction and management company. He was president and chief executive officer of Golden Gate National Senior Care (the successor to Beverly Enterprises), the second largest long-term care company in the United States, from March 2006 to September 2007. Mr. Churchey served as president and chief operating officer of RFS Hotel Investors, Inc., a public company, from 1999 to 2003. Mr. Churchey also served as a director of RFS from 2000 through 2003. From 1997 to 1999, he was senior vice president and chief financial officer of FelCor Lodging Trust, Inc., a public company. For nearly 15 years prior to joining FelCor, Mr. Churchey held various positions in the audit practice of Coopers & Lybrand, LLP. Mr. Churchey holds a B.S. degree in accounting from the University of Alabama and is a certified public accountant. He currently serves as one of our independent directors, as chair of our Compensation Committee, and as a member of our Audit Committee. Mr. Churchey has been a director of our company since 2004.

The Nominating and Corporate Governance Committee concluded that Mr. Churchey should continue to serve as a director, in part, because of his extensive experience in the real estate and hospitality industries, his understanding of corporate finance, and his prior experience as the company’s Interim Chief Executive Officer.

Committees: Audit; Compensation (Chairman)

EDWARD H. RENSI, age 67	Mr. Rensi spent 33 years at McDonald’s, where he rose from grill man up through the management ranks to positions of increasing scope and responsibility, as regional vice president, senior vice president-operations and training, senior executive vice president, chief operating officer of McDonald’s World Wide, and, from 1984 to 1998, president and CEO of McDonald’s USA. Following his retirement from McDonald’s in 1998, Mr. Rensi began a second career as chairman and CEO of Team Rensi Motorsports. Mr. Rensi has been actively involved in numerous charity initiatives throughout his career. In

1998, President Reagan honored Rensi with the President’s Volunteer Award, which recognized his body of charitable work, including co-founding the world-famous Ronald McDonald House and serving as chairman of the Ronald McDonald Children’s Charities. Mr. Rensi’s volunteer work for numerous educational charities was cited in 1997 when he was chosen Italian-American Man of the Year. Mr. Rensi graduated from The Ohio State University with a degree in business education. He served on the board of directors of International Speedway Corporation, a public company, from January 1997 until April 2012, and was a member of its compensation committee. Mr. Rensi currently serves on the boards of directors of Snap On Tools, a public company, and is a member of its compensation committee. Mr. Rensi currently serves as one of our independent directors and a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Rensi has been a director of our company since 2006.

The Nominating and Corporate Governance Committee concluded that Mr. Rensi should continue to serve as a director, in part, because of his extensive experience in operations with consumer-oriented companies and brands.

Committees: Compensation; Nominating and Corporate Governance

HOWARD A. SILVER, age 57

Mr. Silver was the president and chief executive officer of Equity Inns, Inc., a public company, until its sale to Whitehall Global Real Estate Funds in 2007. He joined Equity Inns in 1994 and served in various capacities including: executive vice president of finance, secretary, treasurer, chief financial officer and chief operating officer. Mr. Silver is a certified public accountant. He is a director of Capital Lease Funding, Inc., a public company, since 2004, and serves on its audit committee as chairman, as well as serving on the nomination and investment committees and is also lead independent director. Mr. Silver is also a director of Education Realty Trust, a public company, since 2010, and serves on its compensation and nominating and corporate governance committees. He currently serves as one of our independent directors and as chair of our Audit Committee. Mr. Silver has been a director of our company since 2004.

The Nominating and Corporate Governance Committee concluded that Mr. Silver should continue to serve as a director, in part, because of his extensive experience in the real estate and hospitality industries and his understanding of corporate finance.

Committees: Audit (Chairman); Strategic Review (Chairman)

THE NAMED EXECUTIVE OFFICERS

Ms. Schaefer is an executive officer and director and her biographical information is set forth under “The Board of Directors.” The names, positions, business experience, terms of office and ages of our other executive officers are as follows:

TIMOTHY D. BLACK, age 46	Mr. Black has served as Executive Vice President of Operations since January 2009. Mr. Black previously served as our Senior Vice President of Operations since June 2008, and as our Regional Vice President of Operations from December 2005 through June 2008. From October 2004 through December 2005, Mr. Black served as the General Manager of our Great Wolf Lodge resort located in Lake Delton, Wisconsin. Prior to that, Mr. Black spent eighteen years at Six Flags Theme Park in various senior management positions, serving most recently as Vice President and General Manager of Six Flags Great America from August 2003 through October 2004.

JAMES A. CALDER, age 49	Mr. Calder has served as our Chief Financial Officer since we commenced operations in May 2004. From 1997 to 2004, Mr. Calder served in a number of management positions with Interstate Hotels & Resorts, Inc., a public company, and its predecessor company, serving most recently as chief financial officer. Additionally, from 2001 to 2002, Mr. Calder served as chief accounting officer of MeriStar Hospitality Corporation, a public company. Mr. Calder holds a B.S. degree in Accounting from The Pennsylvania State University. Mr. Calder is a certified public accountant, is president and treasurer of the Thomas W. Hetrick Memorial Scholarship Fund, a private, non-profit organization, and is treasurer of Harvest Resources Associates, LLC, a private organization.

ALEXANDER P. LOMBARDO, age 43	Mr. Lombardo has served as our Treasurer since 2004. From 1998 to 2004, Mr. Lombardo served in a number of positions with Interstate Hotels & Resorts, Inc., a public company, and its predecessor company, serving most recently as vice president of finance. Additionally, from 1998 to 2002, Mr. Lombardo served in a number of positions with MeriStar Hospitality Corporation, a public company, serving most recently as assistant treasurer. From 1996 to 1998, Mr. Lombardo served as cash manager of ICF Kaiser International, Inc., a public company. Mr. Lombardo holds a B.B.A. degree from James Madison University.

J. SCOTT MAUPIN, age 40	Mr. Maupin has served as Senior Vice President of Operations since January 2012. Mr. Maupin previously served as our Regional Vice President of Operations since 2008. From 2007 to 2008, Mr. Maupin served as General Manager of our Great Wolf Lodge resort located in Lake Delton, Wisconsin. Prior to that, Mr. Maupin served 16 years at Six Flags Theme Parks, Inc. and Premier Parks, Inc., both public companies, in various senior and operational management positions, serving most recently as President of The Six Flags Great Escape Lodge and Indoor Waterpark as well as The Great Escape theme park from 2004-2007.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, executive officers and any persons beneficially owning more than 10% of a registered class of our equity securities are required to report their ownership and any changes in that ownership to the SEC. These persons are also required by SEC rules and regulations to furnish us with copies of these reports. The SEC has established due dates for these reports, and we are required to report in this information statement any failure to timely file these reports by those due dates by our directors and executive officers during 2011.

Based solely upon our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that all of these filing requirements were satisfied by our directors and executive officers and all persons beneficially owning more than 10% of a registered class of our equity securities during 2011.

No Change in Director Nomination Process

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since previously providing the disclosures required by Item 407(c)(2)(iv) or 407 (c)(3) of Regulation S-K.

Audit Committee

Our Board of Directors has established an Audit Committee, which in 2011 consisted of Messrs. Churchey, Silver and Vittoria, with Mr. Silver serving as its chairman. Our Board of Directors has determined that each of the Audit Committee members is independent, as that term is defined under the enhanced independence standards for audit committee members in the Exchange Act and rules thereunder, as amended, and under the listing standards of NASDAQ. Our Board of Directors has also determined that Mr. Silver is an “audit committee financial expert” within the meaning of SEC rules. Our Audit Committee operates under a written charter adopted by our Board of Directors. A copy of this charter is available on our Web site under “Investor Relations” at greatwolf.com. Among other duties, this committee:

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

Our Audit Committee met five times in 2011.

Availability of Corporate Governance Materials.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s principal executive officer and the Company’s principal financial officer (who is also the Company’s principal accounting officer). Stockholders may view our corporate governance materials, including the charters of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee, and our Code of Business Conduct and Ethics, on our Web site under “Investor Relations” at greatwolf.com.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Compensation Committee, on behalf of and in certain instances subject to the approval of the Board of Directors, reviews and approves compensation programs for certain senior officer positions. In this context, the committee reviewed and discussed with our company’s management the “Compensation Discussion and Analysis” required by Section 402(b) of Regulation S-K and included in this annual report. Based on the review and discussions referred to above, the committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A (Amendment No.1) for its 2011 fiscal year.

The Compensation Committee

Randy Churchey (Chairman)

Edward Rensi

Joseph Vittoria

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee oversees our compensation program for our senior executives, including our Named Executive Officers (NEOs). The Compensation Committee’s responsibilities include:

•	Establishing and administering compensation policies,

•	Setting base salaries and awarding performance-based cash bonuses,

•	Determining grants of awards under our equity award plan, and

•	Reviewing the performance and development of senior executives.

From time to time, the Compensation Committee may retain compensation consultants to assist with, among other things:

•	Structuring our various compensation programs;

•	Determining appropriate levels of salary, bonus and other awards payable to our NEOs consistent with our competitive strategy, corporate governance principles and stockholder interests; and

•	Guiding us in the development of near-term individual performance objectives necessary to achieve long-term performance goals.

We expect to use these compensation consultants only in circumstances where the consultants have no other business dealings with us.

Each member of the Compensation Committee is independent as defined in the Compensation Committee’s charter, as determined by the Board of Directors.

General Compensation Policy/Philosophy

At our 2011 annual meeting, our stockholders approved, on a nonbinding basis, the compensation of the Company’s NEOs, as disclosed pursuant to compensation disclosure rules of the SEC on our annual proxy statement for 2010. The Compensation Committee viewed the strong support from our stockholders as a sign that its compensation program for our NEOs was designed and implemented to the satisfaction of our stockholders, and we have generally retained the same compensation program for 2012. We intend to submit our compensation of the Company’s NEOs to our stockholders for approval, on a nonbinding basis, at our next annual meeting. Our general compensation policy is to devise and implement compensation for our NEOs commensurate with their positions and determined with reference to compensation paid to similarly situated employees and officers of companies that the Compensation Committee, in consultation with our Chief Executive Officer (CEO) and external compensation consultants, deems to be comparable to us.

Our general compensation philosophy is to:

•	Design and implement a compensation program to attract, retain and motivate talented executives;

•	Provide incentives for the attainment of short-term operating objectives and strategic long-term performance goals; and

•

Place emphasis on, and reward achievement of, long-term objectives that are consistent with the nature of our company as an enterprise focused on revenue and cash flow growth, resort operations and brand expansion/development over the next several years.

Our overall executive compensation philosophy is based on a pay-for-performance model. In general, our executive compensation is structured to reward performance through a combination of competitive base salaries coupled with cash-based and equity-based incentives. The “at risk” components of our executive compensation (cash annual incentives and stock-based long-term incentives) are designed to provide incentives that are predicated on our company and/or the NEO meeting or exceeding predefined goals.

We believe that the performance goals and incentive plan structures generally established under the Company’s executive, annual and long-term incentive programs would not contribute to excessive risk by our senior executives or employees. The approved goals under our incentive programs are consistent with our financial operating plans and strategies, and these programs are discussed and reviewed by the Committee. The Company’s compensation systems are balanced, rewarding both short-term and long-term performance. Company results are team oriented rather than individually focused, and tied to measurable factors that are both transparent to shareholders and drivers of their returns. The Committee is actively engaged in setting compensation systems, monitoring these systems during the year and using discretion in making rewards, as necessary. As a result of the procedures and practices described above, the Committee believes that the Company’s compensation policies and practices for its employees do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.

The Compensation Committee occasionally requests that our CEO be present at Compensation Committee meetings where executive compensation and company, business unit, departmental and individual performances are discussed and evaluated. Our CEO is free to provide insight, suggestions or recommendations regarding executive compensation if present during these meetings or at other times. Only Compensation Committee members, however, vote on decisions made regarding executive compensation.

Named Executive Officers

At December 31, 2011, our NEOs were:

•	Kimberly K. Schaefer, Chief Executive Officer (Principal Executive Officer)

•	Timothy D. Black, Executive Vice President of Operations

•	James A. Calder, Chief Financial Officer (Principal Financial Officer)

•	Alexander P. Lombardo, Treasurer

•	J. Scott Maupin, Senior Vice President of Operations

In addition, J. Michael Schroeder served as our General Counsel and Corporate Secretary until he resigned from his position in January 2011 and terminated his employment with us in February 2011. Mr. Schroeder was considered an NEO until his resignation.

2011 Executive Officer Compensation

For 2011, the Compensation Committee used as a reference tool the overall compensation structure recommendations for our NEOs other than Mr. Maupin, which had been developed for 2010-2012 by FPL Associates Compensation (FPL), an independent compensation consultant. In 2009, the Compensation Committee engaged FPL to assist the Compensation Committee in determining appropriate fiscal year 2010 compensation for certain of our NEOs, as well as an appropriate structure for long-term incentive compensation for the period 2010-2012. FPL conducted for the Compensation Committee an executive benchmarking analysis of a competitive peer group of 11 public companies that compete with us for talent, investment dollars and/or business. Based on that analysis and discussions with the Compensation Committee, FPL made executive compensation recommendations for certain of our NEOs in a report to the Compensation Committee, of appropriate levels of:

•	Base salary,

•	Annual cash incentives, and

•	Long-term incentive compensation.

The structure and amounts of the base salary, annual incentives and long-term incentives compensation components for all NEOs other than Mr. Maupin for 2011 as detailed in this Compensation Discussion and Analysis are based on the final recommendations of FPL in its report.

Competitive Peer Group

The competitive peer group FPL used in its report included primarily companies that are focused on operating within the public hospitality / leisure sectors as the foundation for our compensation practices. Those peer group companies include ones that:

•	Own and operate local / regional / national family entertainment facilities dependent on discretionary consumer spending,

•	Own and/or operate branded hotels or resorts, and/or

•	License branded hospitality locations.

These companies own and/or operate facilities such as theme parks, meeting and convention resorts, nationally-branded hotels, cruise lines, timeshare resorts, spas and movie theaters. The peer group consisted of the following companies:

Cedar Fair, L.P.	Silverleaf Resorts, Inc.
Gaylord Entertainment Company, Inc.	Six Flags, Inc.
LaSalle Hotel Properties, Inc.	Steiner Leisure Limited
The Marcus Corporation	Strategic Hotels & Resorts, Inc.
Red Lion Hotels Corporation	Vail Resorts, Inc.
Royal Caribbean Cruises, Ltd.

Executive Compensation Structure

Utilizing the information in FPL’s report and other benchmarking data, the Compensation Committee approved total remuneration for executive compensation for NEOs other than Mr. Maupin for 2011 structured as follows:

•	Base salaries at a level commensurate with each executive’s role / responsibilities, tenure and other factors, referenced to median market practices.

•	Short-term incentive compensation consisting of annual cash incentive bonuses based on specified threshold, target and high earnings levels, defined as follows:

•

Threshold performance — solid achievement but falls short of expectations. Would be considered less than meeting a budget plan. This represents the minimum level of performance that must be achieved before any bonus will be earned.

•	Target performance — achievement that normally signifies meeting business objectives. In many situations, represents budget level performance, and

•	High performance — significant achievement that would be considered upper-tier or exceptional performance by industry standards.

•	Long-term incentive compensation in the form of restricted stock grants based on specified threshold, target and high earnings levels, consisting of:

•	Annual equity grants with performance metrics and/or

•	Multi-year program equity grants with performance metrics and/or time-based vesting.

For 2011, the Compensation Committee designed annual cash incentives and long-term incentives for NEOs other than Mr. Maupin that created an overall compensation program that can provide for superior compensation when primary company-wide financial goals and individual performance goals are met or exceeded, and, conversely, total compensation below competitive levels when such goals are not met. For Mr. Maupin, the Compensation Committee felt a total compensation structure that was less likely to provide total compensation significantly above or below competitive levels was appropriate, due to other executive officers having broader responsibilities for overseeing our overall performance.

For a further discussion on the details of these annual cash incentives and long-term incentives, see Elements of Compensation below.

Elements of Compensation

The compensation for each of our NEOs consists of three components:

•	Base salary,

•	Annual cash incentive and

•	Long-term incentive compensation.

These components provide elements of fixed income and variable compensation that are linked to the achievement of individual and corporate goals and the enhancement of value to our stockholders.

Base Salary

Base salary represents the fixed annual component of our executive compensation. Executives receive salaries that are within a range established by the Compensation Committee for their respective positions, based on the comparative analysis described above. Where each executive’s salary falls within the salary range is based on a determination of the level of experience that the executive brings to the position and how successful the executive has been in achieving set goals. Salary adjustments are based on a similar evaluation and may include a comparison of adjustments made by competitors and any necessary inflationary adjustments.

When reviewing the competitive market data described above, the Compensation Committee considers that the competitive market is comprised of professionals with varying backgrounds, experience and education who may be more junior or senior within the role. As such, the compensation, particularly as it relates to base salaries, provided to these incumbents may, appropriately, vary. In establishing base salary amounts for our NEOs, the Compensation Committee considers the level of responsibility, experience, performance and tenure of our company’s incumbents relative to those commonly found in the market and/or summarized by FPL in its report.

We generally review the base salaries of our NEOs each fiscal year. In the event of an NEO’s promotion and/or increased scope of responsibility, we consider base salary adjustments at other points during the year as well.

The Compensation Committee reviewed the salaries for our NEOs other than Mr. Maupin in December 2010; Mr. Maupin’s base salary was reviewed in April 2011. As part of that review, the Compensation Committee considered base salary benchmarking data in FPL’s report for individuals with similar levels of responsibility at the company’s peer group companies, and FPL’s recommendation that the company focus relative salary comparisons against the 25th percentile and median values of the peer group information. As a result of these reviews, base salaries established for 2011 and the percentage increase from prior base salaries are shown below:

Name	2011 Base Salary ($)	Increase From Prior Base Salary (%)
Ms. Schaefer	550,000	—
Mr. Black	313,500	—
Mr. Calder	385,000	—
Mr. Lombardo	200,000	6.0
Mr. Maupin	255,000	2.0

Annual Cash Incentive

For NEOs other than Mr. Maupin

For these NEOs, annual cash incentives exist in the form of bonuses as a means of linking compensation to objective performance criteria that are within the control of the NEOs. Consistent with the guidelines in FPL’s report, at the beginning of each year, the Compensation Committee establishes a potential bonus amount range for each executive and identifies performance targets for each NEO to meet in order to receive the full bonus. The range incorporates the threshold, target and high (maximum) performance concepts as described above in “2011 Executive Officer Compensation.”

Our annual incentive program utilizes multiple aspects or dimensions of performance to establish a “line-of-sight” between the individual and the reward. The emphasis on one dimension versus another depends on the level and type of position. Three dimensions we consider in the annual incentive program for these NEOs are:

Corporate — overall corporate performance is the primary dimension for executive and senior management.

Department / Business Unit — refers to key functional areas. This dimension is utilized to link individuals to the performance of their collective work group and is intended to foster cooperation, and

Individual — refers to specific goals and objectives developed for each individual participant.

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

For the NEOs, the Compensation Committee establishes financial targets at the beginning of each year that are tied to our annual business plan. The NEOs generally begin to earn a threshold annual cash incentive award amount once a financial target is at least 95% attained. The threshold award amount is generally one-third of the maximum potential award amount for a particular financial target. The maximum annual cash incentive award is earned when a financial target is at least 105% attained. Any potential amount of the annual cash incentive award in excess of the threshold amount, up to the maximum potential award amount, is earned ratably from 95% up to 105% of the financial target attained.

The Compensation Committee employs clearly defined, objective measures of performance to support the annual cash incentive awards for our NEOs. Within the annual incentive award component of the compensation program, performance measures are often based on operational / financial initiatives as well as individual / subjective performance, providing a balance with long-term incentive award components, which are generally primarily tied to value creation.

The Compensation Committee, in consultation with our CEO, establishes and approves specific, written performance objectives for annual cash incentives. For each such objective, actual performance is reviewed by the Compensation Committee (generally in the first quarter of the fiscal year following the performance year) in order to determine the actual payment to occur following release of the performance year fiscal year financial results. The Compensation Committee has the ability to apply discretion to increase or decrease the actual payout resulting from the relative achievement of performance objectives. Discretion may be applied in the case of significant business disruption, unusual business events or conditions, or other factors the Compensation Committee deems relevant.

As part of its report for the Compensation Committee, FPL recommended a structure for annual cash incentives for our NEOs that provided for threshold, target and maximum levels of opportunity, as discussed above. The Compensation Committee considered annual cash incentive benchmarking data in FPL’s report for individuals with similar levels of responsibility at the company’s peer group companies, including recommended amounts (expressed as a percentage of each NEO’s base salary) for threshold, target and maximum levels of performance, and FPL’s recommendations for each NEO’s annual cash incentive structure. Based primarily on the recommendations of FPL in its report, the Compensation Committee established overall threshold, target and maximum annual incentive opportunities for our NEOs for 2011, expressed as a percentage of each executive’s 2011 base salary, as follows:

	2011 Annual Incentive Opportunity
	Threshold		Target		Maximum
Name	(%)	($)	(%)	($)	(%)	($)
Ms. Schaefer	50.0	275,000	100.0	550,000	150.0	825,000
Mr. Black	33.3	104,500	66.7	209,000	100.0	313,500
Mr. Calder	40.0	154,000	80.0	308,000	120.0	462,000
Mr. Lombardo	16.7	33,400	33.3	66,600	50.0	100,000

For 2011, the annual cash incentive amounts awarded to our NEOs were subject to a number of performance objectives, including:

•	Our company achieving certain levels of Adjusted EBITDA for 2011 and

•

The individual achieving certain individual, business unit and/or departmental performance goals in 2011, as determined by the Compensation Committee. Examples of the types of management performance goals established for 2011 included:

•	Achieving specified levels of company-wide Adjusted EBITDA.

•	Achieving target levels of RevPAR growth for our resorts.

•	Accessing capital markets to refinance near-term debt maturities to provide working capital for future growth and/or reduce existing corporate guarantees on debt.

•	Executing a permanent solution to address company’s guarantees under certain agreements related to the development of our Blue Harbor Resort & Conference Center in Sheboygan, Wisconsin.

•	Securing financing for the company’s future development projects.

•	Signing letters of intent for future management and/or licensing opportunities.

•	Identifying and working with potential equity partners to create a joint venture structure to acquire and convert an existing full-service hospitality property to a Great Wolf Lodge resort.

•	Improving the operating results of our majority-owned subsidiary Creative Kingdoms, LLC, a developer of experiential gaming products.

•	Implementing an investor relations plan to present to potential new investors and strengthen investor perception of our company’s operations and outlook.

The threshold, target and maximum amounts for the financial measure performance objective (Adjusted EBITDA) for 2011 were as follows:

Financial Measure Performance Objective	Threshold ($)	Target ($)	Maximum ($)
Adjusted EBITDA	69.5 million	73.2 million	76.9 million

The relative weightings for the performance objectives were primarily based on the recommendations of FPL in its report. For 2011, the Compensation Committee, in consultation with our CEO, reviewed and approved the performance criteria and weighting of those criteria for each NEO. The weightings of the performance criteria may vary among the NEOs by position due to functional accountability, responsibility and other factors the Compensation Committee deems relevant. For 2011, weightings for our NEOs and corresponding maximum bonus amounts available for each bonus measure were as follows:

	Cash Bonus Performance Objectives
	Adjusted EBITDA		Individual, Business Unit and/or Departmental Performance Goals
Name	Weighting (%)	Maximum Bonus Amount Available ($)	Weighting (%)	Maximum Bonus Amount Available ($)
Ms. Schaefer	50.0	412,500	50.0	412,500
Mr. Black	75.0	235,125	25.0	78,375
Mr. Calder	50.0	231,000	50.0	231,000
Mr. Lombardo	25.0	25,000	75.0	75,000

For our NEOs, the Compensation Committee reviewed in February 2012 the level of Adjusted EBITDA we had achieved for 2011 and the success of each of those NEOs in achieving their specified individual, business unit and/or departmental performance goals in 2011 as discussed above. Based on that review:

•	We achieved Adjusted EBITDA of $80.5 million.

•	The Compensation Committee determined the individual/departmental goal achievements as follows: Ms. Schaefer — 50%; Mr. Black — 100%; Mr. Calder — 37%; and Mr. Lombardo — 49%.

•

The Compensation Committee awarded to the NEOs additional discretionary cash bonus amounts, based primarily on the company exceeding its target Adjusted EBITDA level by approximately 10% in 2011, as follows: Ms. Schaefer – $150,000; Mr. Black – $18,810; Mr. Calder – $50,000; and Mr. Lombardo – $50,000.

Based on the level of achievement of the various financial and other factors for 2011 as described above, the NEOs earned the following amounts for the various performance objectives:

Cash Bonus Performance Objective	Ms. Schaefer	Mr. Black	Mr. Calder	Mr. Lombardo
Adjusted EBITDA:
• Maximum Bonus Amount	$412,500	$235,125	$231,000	$25,000
• % earned	100.0%	100.0%	100.0%	100.0%
• Bonus Amount Earned	$412,500	$235,125	$231,000	$25,000
Individual, Business Unit and/or
Departmental Goals:
• Maximum Bonus Amount	$412,500	$78,375	$231,000	$75,000
• % earned	50.0%	100.0%	37.0%	49.0%
• Bonus Amount Earned	$356,250 (1)	$97,185 (1)	$135,470 (1)	$86,750 (1)
Total Bonus Amount Earned	$768,750	$332,310	$366,470	$111,750
• % of Base Salary	139.8%	106.0%	95.2%	55.9%

(1)	Amount includes additional discretionary cash bonus award amounts as described above.

For Mr. Maupin

For 2011, the maximum annual incentive opportunity established for Mr. Maupin was 25.0% of base salary. For Mr. Maupin, annual cash incentives for 2011 existed in the form of a bonus available based on achieving individual and/or departmental performance goals in 2011, as determined by the Compensation Committee. The Compensation Committee also awarded an additional discretionary cash bonus amount to Mr. Maupin, based primarily on the company exceeding its target Adjusted EBITDA level by approximately 10% in 2011. Based on the Compensation Committee’s determination, Mr. Maupin earned a total bonus amount of $90,000 for 2011.

Long-Term Incentive Compensation

For our NEOs other than Mr. Maupin, the long-term incentive component of executive compensation is targeted toward providing rewards for long-term performance. The Compensation Committee believes that long-term incentives are important to motivate and reward these executives for maximizing stockholder value. Long-term incentives are provided primarily by grants of stock under our 2004 Incentive Stock Plan, which is administered by the Compensation Committee. The purpose of our 2004 Incentive Stock Plan is to assist us in recruiting and retaining key employees, by enabling such persons to participate in the future success of our company, and to align their interests with those of our stockholders.

The Compensation Committee, in consultation with our CEO, annually establishes and approves specific, written performance objectives for long-term incentives. For these objectives, the Compensation Committee reviews actual performance (generally in the first quarter of the fiscal year following the performance year) in order to determine the actual amount of the long-term incentive grant that has been earned. The Compensation Committee has the ability to apply discretion to increase or decrease the actual amount calculated as earned resulting from the relative achievement of performance objectives. Discretion may be applied in the case of significant business disruption, unusual business events or conditions, or other factors the Compensation Committee deems relevant.

For 2011, the Compensation Committee approved maximum long-term, stock-based incentive compensation amounts for the NEOs other than Mr. Maupin. The stock-based compensation amounts consisted of shares of our Common Stock subject to time-based vesting over three / four years.

Establishing 2011 Award Amounts

Stock-based compensation for 2011 for our NEOs other than Mr. Maupin consisted of annual equity grant (AEG) amounts and/or multi-year program equity grant (MYPEG) amounts. The process in establishing the number of shares awarded as stock-based compensation to the NEOs as AEGs and MYPEGs for 2011 involved five steps, as follows:

•

First, as part of its report for the Compensation Committee. FPL recommended a structure for long-term incentives for our NEOs that provided for maximum levels of annual opportunity from stock-based compensation. The Compensation Committee considered stock-based compensation benchmarking data in FPL’s report for individuals with similar levels of responsibility at the company’s peer group companies, including recommended amounts (expressed as a percentage of each NEO’s base salary) for maximum levels of performance, and FPL’s recommendations for each NEO’s stock-based compensation structure. Based on the benchmarking data and recommendations by FPL in its reports, we computed the maximum annual dollar value of stock-based compensation (the sum of an NEO’s AEG amount and one year of MYPEG amount) as a percentage of each NEO’s January 1, 2011 base salary. Applicable percentages and the resulting maximum annual dollar value amounts were as follows:

Name	January 1, 2011 Base Salary ($)	Percentage of Base Salary Used to Compute Maximum Annual Dollar Value (%)	Maximum Annual Dollar Value ($)
Ms. Schaefer	550,000	225.0	1,237,500
Mr. Black	313,500	112.5	352,688
Mr. Calder	385,000	150.0	577,500
Mr. Lombardo	200,000	75.0	150,000

•

Second, based on recommendations from FPL, for each NEO the total maximum annual dollar value was split between (a) AEG amounts and (b) MYPEG amounts. As part of its recommendations, FPL recommended that, for Ms. Schaefer, Mr. Black and Mr. Calder, a portion of each NEO’s long-term incentive compensation potential be applied to MYPEGs to directly tie those NEOs’ long-term incentive compensation to multiple-year performance measures. The Compensation Committee believed this was an appropriate structure for these three NEOs due to their broad responsibilities for overseeing our overall performance in financial, development and operating areas. The applicable split for each NEO was as follows:

	AEG Award Maximum Amount		One Year of MYPEG Award Maximum Amount
Name	(%)	($)	(%)	($)
Ms. Schaefer	60.0	742,500	40.0	495,000
Mr. Black	60.0	211,613	40.0	141,075
Mr. Calder	60.0	346,500	40.0	231,000
Mr. Lombardo	100.0	150,000	—	—

•

Third, for each NEO, the total maximum dollar value of stock-based compensation awards amount listed above was then converted to a maximum number of shares to be awarded by dividing (a) the maximum dollar value amount by (b) $2.90, the closing price of our Common Stock on NASDAQ on December 31, 2011. Based on this conversion, the maximum number of shares to be awarded to each NEO was as follows:

Name	AEG Award (#)	MYPEG Award (#)	Total (#)
Ms. Schaefer	284,483	189,655	474,138
Mr. Black	81,078	54,052	135,130
Mr. Calder	132,759	88,506	221,265
Mr. Lombardo	57,471	—	57,471

•	Fourth, for each NEO to be awarded AEGs for 2011, we determined the performance factors that will determine the amount of AEG shares ultimately earned by each NEO. Those factors were:

•

A portion of the AEG award amount was earned based on our Common Stock performance in calendar year 2011 relative to the Russell 2000 stock index total return in calendar year 2011. Under this performance criterion, an individual earned:

•	No award under this performance criterion if our stock performance for 2011 was less than 80% of the Russell 2000 stock index’s performance,

•

A portion of his or her total potential award amount if our stock performance for 2011 was 80% or greater than the performance of the Russell 2000 stock index but less than 120% of the performance of the Russell 2000 stock index, and

•	The full portion amount of his or her award amount if our stock performance for 2011 was greater than 120% of the Russell 2000 stock index’s performance.

•

A portion of the award amount was earned based on the individual achieving certain individual, business unit and/or departmental performance goals in 2011, as determined by the Compensation Committee. These performance goals were similar to those described above under “Annual Cash Incentive.”

The relative weightings for the performance factors were determined by the Compensation Committee primarily based on the recommendations of FPL in its report. Weightings for the performance factors for our NEOs for the 2011 AEG awards were as follows:

	AEG Award Factor
	Relative Common Stock Performance		Individual, Business Unit and/or Departmental Performance Goals
Name	Weighting (%)	Maximum Share Award (#)	Weighting (%)	Maximum Share Award (#)
Ms. Schaefer	75.0	213,362	25.0	71,121
Mr. Black	75.0	60,808	25.0	20,270
Mr. Calder	75.0	99,569	25.0	33,190
Mr. Lombardo	75.0	43,103	25.0	14,368

•	Fifth, for each NEO to be awarded MYPEGs in 2011, we determined the performance factors that will determine the amount of MYPEG ultimately earned by each NEO. Those factors are:

•

A portion of the award amount may be earned based on our Common Stock’s performance in the three-year period 2010-2012 relative to the total return of a relevant stock index, as designated by the Compensation Committee, for the three-year period 2010-2012. Under this performance criterion, an individual earns no award if our stock performance for the three-year period 2010-2012 is 80% or less of the designated index’s performance. The individual will earn less than the full portion amount of his or her award amount if our stock performance for the three-year period 2010-2012 is less than 120% of the designated index’s performance. For stock performance between 80% and 120% of the designated index’s performance, an NEO earns shares based on a linear interpolation between the threshold amount (earned at 80% relative stock performance) and maximum amount (earned at 120% relative stock performance).

•

A portion of the award amount may be earned based on our Common Stock’s absolute performance in the three-year period 2010-2012. Under this performance criterion, an individual may earn a portion of his or her total potential award amount if our stock performance for the three-year period 2010-2012 exceeds a threshold compounded annual return for the three-year period 2010-2012. The individual will earn less than the full portion amount of his or her award amount if our stock performance for the three-year period 2010-2012 is less than a maximum compounded annual return, and will earn no award under this performance criterion if our stock performance for the three-year period 2010-2012 is less than the threshold compounded annual return. For stock performance between the threshold compounded annual return and the maximum compounded annual return, an NEO earns shares based on a linear interpolation between the threshold amount and maximum amount.

•	A portion of the award amount is time-based (that is, award amounts may be earned based on continuous employment with us over the vesting period).

The relative weightings for the performance factors were determined by the Compensation Committee primarily based on the recommendations of FPL in its report. Weightings for the performance factors for our NEOs for the 2011 MYPEG awards were as follows:

	MYPEG Award Factor
	Relative Common Stock Performance		Absolute Common Stock Performance		Time-Based
Name	Weighting (%)	Maximum Share Award (#)	Weighting (%)	Maximum Share Award (#)	Weighting (%)	Maximum Share Award (#)
Ms. Schaefer	37.5	71,121	37.5	71,121	25.0	47,413
Mr. Black	37.5	20,269	37.5	20,269	25.0	13,514
Mr. Calder	37.5	33,190	37.5	33,190	25.0	22,126

Also, since the Compensation Committee had previously elected to issue all time-based number of MYPEG shares for the full 2010-2012 in 2010, none of the time-based shares listed in the immediately preceding table were issued in 2011.

Note that the number of shares NEOs eventually earn under MYPEG awards made in 2011 will only be determined at the end of the 2010-2012 performance period. Any shares earned under the MYPEG awards will vest 50% on December 31, 2012 and 50% on December 31, 2013.

The vesting of awards under the 2011 AEGs and MYPEGs are affected by certain termination events (namely, termination without cause (by the Company), termination for good reason (by the NEO), death or disability) as summarized in the charts below:

Type of 2011 AEG	Termination Scenario
	Absent a Change in Control	Following a Change in Control
Award related to relative GWR Common Stock performance	Participant would be entitled to a pro-rated amount of award, based upon the performance up until the time of the triggering termination event.	Participant would be entitled to the greater of (a) shares at a Target level of performance or (b) shares based upon the performance up until the time of the termination triggering event.
Award related to individual / departmental objectives	All shares are forfeited.

Type of 2011 MYPEG	Termination Scenario
	Absent a Change in Control	Following a Change in Control
Award related to relative GWR Common Stock performance

From the program start (1/01/10) until 24 months (12/31/11), participants would be entitled to a pro-rated amount of awards, based upon the performance up until the time of the triggering termination event.

If more than 24 months of the program has elapsed (that is, if event occurs after 12/31/11), the performance achievements would be assessed, projected out for the balance of the plan, and the corresponding number of awards would be awarded (deemed “earned”) had the program lasted the full 36 months.

Award related to absolute GWR Common Stock performance

Time-based shares	All shares granted vest immediately

Determining Amounts of 2011 AEG Awards Earned

For the 2011 AEG award factors, based on our Common Stock’s actual performance and the Compensation Committee’s assessment of each individual’s achievement of individual/departmental performance goals:

•

Our Common Stock price increased 11.1% in 2011 and the Russell 2000 stock index decreased 5.4%. Therefore, our Common Stock’s performance was greater than 120% of the Russell 2000’s performance. As a result, 100% of the maximum potential payout for that factor was achieved.

•	The Compensation Committee determined the individual, business unit and departmental goal achievements as follows: Ms. Schaefer — 50%, Mr. Black — 100%, Mr. Calder — 37%, and Mr. Lombardo — 49%.

Based on the level of achievement of the various award factors for 2011 as described above, our NEOs earned the following number of shares under the AEGs for 2011:

AEG Award Factor	Ms. Schaefer	Mr. Black	Mr. Calder	Mr. Lombardo
Relative Common Stock Performance:
• Maximum # of Shares	213,362	60,808	99,569	43,102
• % earned	100.0%	100.0%	100.0%	100.0%
• Number of Shares Earned	213,362	60,808	99,569	43,102
Individual, Business Unit and/or Departmental Goals:
• Maximum # of Shares	71,121	20,270	33,190	14,368
• % earned	50.0%	100.0%	37.0%	49.0%
• Number of Shares Earned	35,560	20,270	12,280	7,042
Total Number of Shares Earned	248,922	81,078	111,849	50,144

In February 2012, we issued the shares of our Common Stock as long-term incentives earned for 2011 under the AEGs as described above. Those shares earned under the 2011 AEG awards vest as follows: 1/3 on issuance; 1/3 on December 31, 2012; and 1/3 on December 31, 2013.

Additionally, we awarded 12,500 shares of our Common Stock to Mr. Maupin in April 2011. Those shares vest ratably on April 1 of 2012, 2013, 2014, 2015 and 2016, assuming Mr. Maupin is employed by us at each of those vesting dates.

The following table summarizes the future vesting of AEG award and time-based shares issued related to 2011, as described above:

	Amounts Vesting (#)
Vesting Date	Ms. Schaefer	Mr. Black	Mr. Calder	Mr. Lombardo	Mr. Maupin
2/18/12	82,974	27,026	37,283	16,715	—
4/1/12	—	—	—	—	2,500
12/31/12	82,974	27,026	37,283	16,714	—
4/1/13	—	—	—	—	2,500
12/31/13	82,974	27,026	37,283	16,714	—
4/1/14	—	—	—	—	2,500
4/1/15	—	—	—	—	2,500
4/1/16	—	—	—	—	2,500

Grant Valuation Parameters

As described above, when awarding stock to our NEOs other than Mr. Maupin in 2011, we first established a dollar value of the maximum equity-based compensation potential that we want to provide to the employee in the form of stock over the vesting period. On the date of the grant, in order to calculate the number of shares to grant, we divide the total maximum equity-based compensation potential by the per share fair value of our Common Stock as of the close of the prior fiscal year. Although we use what we consider to be a reasonable approach in determining the number of shares of Common Stock to award to these NEOs, the ultimate value to these NEOs of the shares awarded only becomes clear when (a) performance conditions related to earning the award are met or not met and (b) the future fair value of the shares earned is known.

The shares of stock we award under long-term incentive plans ultimately may be worth more or less than the target equity-based compensation potential we computed when the shares were awarded, depending on whether the price of our Common Stock increases or decreases from the per share fair value we used when shares were granted. As a result, we do not consider realizable gains or losses from prior stock grants when setting new stock grant amounts. We do not believe it is a fair practice to offset or enhance current compensation by realized and unrealized gains or losses in periods after the grants have been issued. Our goal is that the ultimate value realized by the NEO from stock grants exceeds our initial estimate of total maximum equity-based compensation potential that we awarded, because that would result from an increase in our stock price. Value realized by an NEO in excess of the award date total maximum equity-based compensation potential would also be realized by all of our other stockholders that held our Common Stock over that time period. We believe that limiting potential upside on stock value gains would undermine incentives for our NEOs when they focus on long-term results.

Stock Ownership Guidelines for NEOs and Directors

We believe that stock ownership by our NEOs and our directors is desirable for aligning management’s and directors’ long-term interests with those of our stockholders. Accordingly, in March 2011 our Board of Directors adopted a stock ownership policy for our NEOs and non-employee directors in order to encourage them to focus on creating long-term shareholder value.

For NEOs, the policy sets stock ownership targets as a multiple of base salary, as follows:

Position	Multiple
Chief Executive Officer	5x Base Salary
Chief Financial Officer	3x Base Salary
Executive Vice President	2x Base Salary

For non-employee directors, the stock ownership target is the greater of three times their annual retainer fees (exclusive of fees for committee service) or $180,000.

For current NEOs and outside directors, the targets are to be achieved by March 22, 2016 (five years from the adoption of the requirement). For NEOs or outside directors who join the company in the future, those individuals would have five years from the start of their service as an NEO or director to meet the stock ownership guidelines. As of March 21, 2012, our CEO, CFO, Executive Vice President and all non-employee directors have exceeded their stock ownership guideline targets as shown above.

The stock ownership policy also requires our CEO, CFO, Executive Vice President and the non-employee directors:

•	To retain the after-tax amount of our shares acquired on the vesting of stock awards for one year after vesting, and

•	To retain 60% of that amount so long as they remain an officer or director.

Shares that are either owned directly (including restricted shares of Common Stock, whether vested or not) or indirectly through savings plans sponsored by us are included in determining whether an individual attains the minimum ownership guidelines.

For purposes of evaluating compliance with the policy, shares for an individual are valued by using the higher of (a) the closing price of our Common Stock on the date shares are acquired / granted / certificated or (b) the 10-day average closing price of our Common Stock before the measurement date. For an individual who does not meet the stock ownership target by their required date, any restricted stock, stock rights or similar equity-based awards granted to a participant while he or she is not in compliance with these guidelines will vest over five rather than three or four years, or such longer period as the Compensation Committee determines, in its discretion.

Other Compensation

We offer certain other perquisites and personal benefits to our NEOs. These perquisites and personal benefits are reflected in the relevant tables and narratives that follow. In addition, the executives may participate in company-wide plans and programs such as our 401(k) plan (including a company match); group health and welfare plans; group accidental death and dismemberment insurance and life insurance; and health care and dependent care spending accounts, in accordance with the terms of those programs.

We do not provide our NEOs defined benefit or supplemental executive retirement plans.

Clawback Provision

In line with corporate governance best practices, in 2011 the Compensation Committee adopted a “clawback” policy that allows us to seek repayment of incentive compensation that was erroneously paid. The policy provides that if the Board determines that there has been a material restatement of publicly issued financial results from those previously issued to the public, the Board will review all bonus payments made to executive officers during the three-year period prior to the restatement on the basis of having met or exceeded specific performance targets. If such payments would have been lower had they been calculated based on such restated results, the Board will (to the extent permitted by governing law) seek to recoup the payments in excess of the amount that would have been paid based on the restated results. The clawback provision applies to bonus payments earned commencing fiscal 2011.

Nonqualified Deferred Compensation Plan

In addition to a qualified 401(k) plan, we maintain a deferred compensation plan for certain executives (including our NEOs) by depositing amounts into a grantor trust for the benefit of the participating employees. The amounts held in the trust remain subject to the claims of our general creditors until the amounts are paid to participants. The deferred compensation plan offers these participants the opportunity to defer payment and income taxation of a portion of their base salary and/or annual cash incentives in addition to the amounts deposited in our 401(k) plan. The Compensation Committee believes that offering this plan to executives is helpful to achieve our objectives of attracting and retaining talent, particularly because we do not offer a defined benefit pension plan.

A participant may elect to defer up to 100% of annual base salary and/or annual cash incentives. Participants must make deferral elections before the beginning of the plan year in which the related compensation is earned. Such elections are irrevocable for the entire plan year, and the participants may only change the elections for compensation earned in subsequent plan years during later annual election periods.

We make the following employer contributions to our deferred compensation plan:

•

Mandatory annual matching contributions to the plan for each participant equal to the lesser of (a) 4% of the participant’s annual base salary or (b) the participant’s annual deferrals to the plan. Matching contributions are reduced by the maximum amount of matching contributions the executive was eligible to receive in our 401(k) plan for the fiscal year.

•	Discretionary annual profit-sharing contributions equal to up to 6% of the participant’s annual base salary.

Matching and profit-sharing contributions vest based on a participant’s years of service with us, with pro-rata vesting over a period of five years of service.

Amounts in the deferred compensation plan’s trust earn investment income, which serves to increase our corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by the participants, and consist of our Common Stock and mutual funds. The plan provides participants the opportunity for long-term capital appreciation by crediting their accounts with notional earnings (or losses) based on the performance of benchmark investment funds from which participants may select or our Common Stock. Currently, the plan offers a choice of ten benchmark investment funds that are identified in the narrative following the Nonqualified Deferred Compensation table below.

The market value of an NEO’s deferred compensation account is not considered when setting their other current compensation. The compensation earned and deferred into the deferred compensation plan was already reviewed and analyzed based on the above-described compensation philosophy and policies at the time the compensation was awarded. Had the executive officer instead elected to receive a payout of the compensation earned (rather than deferring it into the plan), and then invested those amounts externally, we would not have considered external investment experience when considering the amount by which we should compensate the NEO. Also, we do not guarantee any minimum rate of return for any compensation amounts that executives elect to defer into the deferred compensation plan. Thus, in setting current compensation amounts for our NEOs, we do not believe it is either proper or necessary to consider the value of the NEO’s deferred compensation account just because it is held in a plan we sponsor. See the Nonqualified Deferred Compensation table and accompanying narrative below for additional information on our deferred compensation plan.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally limits the deductibility on our tax return of compensation over $1 million to any of our officers unless the compensation is paid pursuant to a plan that is performance-related, non-discriminatory and has been approved by our stockholders. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted. The Compensation Committee has the authority, however, to award compensation in excess of the $1 million limit, regardless of whether that compensation will be deductible, if the Compensation Committee determines in good faith that the compensation is appropriate to incentivize and compensate the recipient.

Employment Agreements

We have entered into employment agreements with Ms. Schaefer and Messrs. Black, and Calder. The following table summarizes the significant terms of those employment contracts:

Employment Contract Item	Mr. Black	Mr. Calder	Ms. Schaefer
Date entered into (or most recent date of renewal)	12/16/09	12/20/11	12/20/11
Contract ending date	12/16/12	12/20/12	12/20/12
Filing of agreement	Agreement filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.
Annual bonus	Eligibility based on criteria determined by Compensation Committee.

The following provisions apply to all NEO employment contracts:

• Base salary	Subject to annual review and periodic increases, if any, as determined by the Compensation Committee.

• Benefit plan eligibility	Eligible to participate in our benefit plans at identical participation costs offered to all of our other employees.

• Business expense reimbursement	Eligible to have business expenses reimbursed, subject to reimbursement policies for all other employees.

• Severance payments	Due under various termination scenarios.

• Covenants not to compete	NEO subject to covenants not to compete with us subsequent to employment with us.

In addition, the following employment agreement provision applies to Ms. Schaefer and Mr. Calder:

• Extension provisions	One-year extension at ending date, unless either we or the NEO provides at least 120 days notice of non-renewal

See “Potential Payment Upon Termination or Change of Control” below for a discussion of certain severance payments applicable under these agreements.

Change of Control and Severance Payments

Change of control provisions applicable to our NEOs are either “single trigger,” meaning that the change of control event alone triggers either a payment or an acceleration of certain rights, or “double trigger,” meaning that the change of control coupled with either (a) the officer’s termination from service other than for “cause” (as that term is defined in the applicable NEO’s agreement) or (b) for some NEO’s, the officer’s resignation for “good reason” (as that term is defined in the applicable NEO’s agreement) within a certain period of the time before or after the change of control, triggers the payment or accelerated right.

The change of control provision in each NEO’s agreement for the payment of severance is a double trigger. A double trigger for severance payments was selected because, generally unless the NEO’s employment is terminated after the change of control, his or her cash compensation in the form of salary and annual bonus would continue from the acquiring entity and a severance payment would be based upon and intended to replace such salary and annual bonus amounts. See the “Potential Payment Upon Termination or Change of Control” discussion below for additional information on these severance payments. The payment amounts reflect our belief that it is difficult for senior managers to find comparable employment opportunities in a short period of time, particularly after experiencing a termination that was beyond their control.

The change of control provisions in our stock option and stock grant agreements with time-based vesting are single trigger, reflecting our intent that the NEOs have the ability to use those shares to vote upon any proposed transaction.

Under each of Ms. Schaefer’s and Messrs. Calder and Black’s existing employment agreement, we have agreed to make an additional tax gross-up payment to the executive if any amounts paid or payable to the executive would be subject to the excise tax imposed on certain so-called “excess parachute payments” under Section 4999 of the Internal Revenue Code. However, if a reduction in the payments and benefits of $25,000 or less would render the excise tax inapplicable, then the payments and benefits will be reduced by such amount, and we will not be required to make the gross-up payment. For any future employment agreements entered into with new NEOs, we have made a commitment not to provide excise tax gross-up payments upon a change in control.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table for 2011

The following Summary Compensation Table shows the compensation in 2011, 2010 and 2009 for our Chief Executive Officer (Principal Executive Officer), our Chief Financial Officer (Principal Financial Officer), and our other three most highly compensated named executive officers as of December 31, 2011.

Name and Principal Position	Year	Salary ($)	Stock Awards (1)(2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Kimberly K. Schaefer Chief Executive Officer	2011	550,000	822,243	—	768,750	58,383	2,199,376
	2010	550,000	1,309,658	—	577,088	52,856	2,489,602
	2009	519,231	668,415	—	558,300	33,669	1,779,615
James A. Calder Chief Financial Officer	2011	385,000	369,779	—	366,470	38,500	1,159,749
	2010	385,000	593,735	—	311,619	38,942	1,329,296
	2009	389,423	239,639	—	337,163	25,977	992,202
Timothy D. Black(5) Executive Vice President of Operations	2011	313,500	267,076	—	332,310	30,476	943,361
	2010	313,500	376,798	—	242,727	32,258	965,283
	2009	299,387	60,750	—	213,750	20,058	593,945
Alexander P. Lombardo Treasurer	2011	200,000	124,070	—	111,750	21,742	457,562
	2010	188,700	109,199	—	94,098	22,015	414,012
	2009	192,115	48,600	—	92,500	14,138	347,353
J. Scott Maupin(6) Senior Vice President of Operations	2011	255,000	26,875	—	90,000	25,392	397,267
J. Michael Schroeder(7) Former General Counsel and Corporate Secretary	2011	46,268	—	—	—	404,340	450,608
	2010	273,400	88,748	—	74,604	27,196	463,948
	2009	278,307	24,300	—	80,000	22,612	405,219

(1)	Stock Award amounts reported in the table above for 2011 consist of the following items:

Stock Award Component	Ms. Schaefer	Mr. Calder	Mr. Black	Mr. Lombardo	Mr. Maupin
Annual Equity Grant — Relative Common Stock Performance:
Fair value on grant date ($)	501,570	234,066	142,947	101,324	—
Shares granted (#)	213,362	99,569	60,808	43,102	—
Annual Equity Grant — Performance Goals:
Fair value on grant date ($)	114,859	39,664	65,472	22,746	—
Shares granted (#)	35,560	12,280	20,270	7,042	—
Multiple Year Grant — Absolute Common Stock Performance:
Fair value on grant date ($)	101,996	47,599	29,069	—	—
Shares granted (#)	47,414	22,127	13,513	—	—
Multiple Year Grant — Relative Common Stock Performance:
Fair value on grant date ($)	103,819	48,450	29,588	—	—
Shares granted (#)	47,414	22,127	13,513	—	—
Other:
Fair value on grant date ($)	—	—	—	—	26,875
Shares granted (#)	—	—	—	—	12,500
Totals:
Fair value on grant date ($)	822,243	369,779	267,076	124,070	26,875
Shares granted (#)	343,750	156,103	108,104	50,144	12,500

The fair value amounts presented for the performance goals shares above reflect the Company’s estimate of the probable outcome of the performance conditions as of the grant date.

Under generally accepted accounting principles, the fair value amounts of our grants of stock awards are determined at their grant dates. That fair value amount as of the grant date is then expensed ratably over the vesting period of the stock awards. The amounts reflected in the table above, however, represent the full value of each entire grant as of the grant date, even though the expense for financial reporting purposes will be recorded ratably over the vesting period.

For stock awards subject to a market condition (for example, having our Common Stock’s total return meet certain levels relative to a market index or designated absolute performance levels), the amount we record as expense on our financial statements (and which is included as a portion of Stock Awards in the table above) is based on the value assigned to the stock award at its grant date; that value is then recorded as expense regardless of whether each of the stock awards has any intrinsic value to the executive (that is, whether or not the executive actually earns any portion of the award based on the actual performance of our Common Stock in relation to the relevant market condition).

(2)	The value reported for Stock Awards and Option Awards for each executive is the aggregate grant date fair value for such awards. The assumptions for making the valuation determinations are set forth in the footnote or footnote sections to our financial statements captioned “Stock Based Compensation” or “Share-Based Compensation” in our consolidated financial statements. For additional information on these awards, see the Grants of Plan-Based Awards table, below.

(3)	This column includes amounts earned under our annual cash incentives bonus plan for 2011, 2010 and 2009, as discussed in the Compensation Discussion and Analysis above.

(4)	All Other Compensation consists of our contributions to executives’ accounts in our qualified 401(k) plan and our non-tax qualified deferred compensation plan, contributions to long-term care and disability insurance premiums, and separation payments to certain executives. Pursuant to SEC rules, perquisites and personal benefits are not reported for any executive officer for whom such amounts were less than $10,000 in aggregate for the fiscal year. Our contributions to the deferred compensation plan are also reported in the Nonqualified Deferred Compensation table below.

The following table details the components of each executive’s All Other Compensation:

Name	Year	Company Contributions to 401(k) Plan ($)	Company Contributions to Deferred Compensation Plan ($)	Company Contributions to Long-Term Care and Disability Plans ($)	Separation Payments ($)	Total ($)
Ms. Schaefer	2011	2,450	50,100	5,833	—	58,383
	2010	—	47,023	5,833	—	52,856
	2009	—	33,669	—	—	33,669
Mr. Calder	2011	4,900	33,600	—	—	38,500
	2010	4,900	34,042	—	—	38,942
	2009	—	25,977	—	—	25,977
Mr. Black	2011	482	26,450	3,544	—	30,476
	2010	3,675	25,039	3,544	—	32,258
	2009	—	20,058	—	—	20,058
Mr. Lombardo	2011	4,900	15,096	1,746	—	21,742
	2010	4,900	15,369	1,746	—	22,015
	2009	—	14,138	—	—	14,138
Mr. Maupin	2011	2,006	20,100	3,286	—	25,392
Mr. Schroeder	2011	—	22,440	—	381,900	404,340
	2010	4,265	22,931	—	—	27,196
	2009	—	22,612	—	—	22,612

(5)	Mr. Black became an executive officer of the company in 2009.

(6)	Mr. Maupin became an executive officer of the company in 2011.

(7)	Mr. Schroeder terminated his employment with us on February 23, 2011.

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

2011 GRANTS OF PLAN-BASED AWARDS FOR 2011

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date	Type of Grant(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ms. Schaefer	N/A	Annual Cash Incentive	275,000	550,000	825,000	—	—	—	—
	2/11/11	Annual Equity Grant — Relative Common Stock Performance	—	—	—	71,121	142,241	213,362	501,570
	2/11/11	Annual Equity Grant — Performance Goals	—	—	—	23,707	47,414	71,121	229,720
	2/11/11	Multi-Year Program Equity Grant — Relative Common Stock Performance	—	—	—	23,707	47,414	71,121	152,993
	2/11/11	Multi-Year Program Equity Grant — Absolute Common Stock Performance	—	—	—	23,707	47,414	71,121	155,727
Mr. Calder	N/A	Annual Cash Incentive	154,000	308,000	462,000	—	—	—	—
	2/11/11	Annual Equity Grant — Relative Common Stock Performance	—	—	—	33,190	66,379	99,569	234,066
	2/11/11	Annual Equity Grant — Performance Goals	—	—	—	11,063	22,126	33,190	107,203
	2/11/11	Multi-Year Program Equity Grant — Relative Common Stock Performance	—	—	—	11,063	22,126	33,190	71,397
	2/11/11	Multi-Year Program Equity Grant — Absolute Common Stock Performance	—	—	—	11,063	22,126	33,190	72,673
Mr. Black	N/A	Annual Cash Incentive	104,500	209,000	313,500	—	—	—	—
	2/11/11	Annual Equity Grant — Relative Common Stock Performance	—	—	—	20,269	40,539	60,808	142,948
	2/11/11	Annual Equity Grant — Performance Goals	—	—	—	6,757	13,514	20,270	65,473
	2/11/11	Multi-Year Program Equity Grant — Relative Common Stock Performance	—	—	—	6,756	13,513	20,269	43,603
	2/11/11	Multi-Year Program Equity Grant — Absolute Common Stock Performance	—	—	—	6,756	13,513	20,269	44,382
Mr. Lombardo	N/A	Annual Cash Incentive	33,400	66,600	100,000	—	—	—	—
	2/11/11	Annual Equity Grant — Relative Common Stock Performance	—	—	—	14,368	28,736	43,102	101,327
	2/11/11	Annual Equity Grant — Performance Goals	—	—	—	4,789	9,579	14,368	46,408
Mr. Maupin	N/A	Annual Cash Incentive	—	31,875	63,750	—	—	—	—
	4/1/11	Time-Based	—	—	—	12,500	12,500	12,500	26,875

(1)	All equity grants listed were made under the company’s 2004 Incentive Stock Plan.

(2)	The amounts reported in the columns include potential payouts corresponding to the achievement of the threshold, target, and maximum performance objectives under our annual cash incentive plan, as discussed in the Compensation Discussion and Analysis above. The actual payments for performance under this plan for the fiscal year are reported in the Summary Compensation Table above.

(3)	The amounts reported in the columns include potential payouts corresponding to the achievement of the threshold, target, and maximum performance objectives for awards under our long-term incentive plan, as discussed in the Compensation Discussion and Analysis above. The actual award amounts earned for 2011 are also discussed in the Compensation Discussion and Analysis above.

(4)	The amount represents the grant date fair value of Stock Awards granted in 2011, disregarding that we recognize the value of the awards for financial reporting purposes over the service period of the awards. The grant date fair value shown is calculated based in the maximum potential future payout number of shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2011

The following table shows information about outstanding equity awards that had been granted to our NEOs at December 31, 2011.

					Stock Awards
	Option Awards				Number of	Market Value of	Equity Incentive Plan Awards; Number of Unearned	Equity Incentive Plan Awards: Market or Payout Value of Unearned
Name	Number of Securities Underlying Unexercised Options (# Exer)	Number of Securities Underlying Unexercised Options(1) (# Unexer)	Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock That Have Not Vested (1) (2) (#)	Shares or Units of Stock That Have Not Vested (3) ($)	Shares, Units or Other Rights That Have Not Vested (1) (4) (#)	Shares, Units or Other Rights That Have Not Vested (3) ($)
Ms. Schaefer	—	—	—	—	173,616	503,486	448,180	1,299,722
Mr. Calder	—	—	—	—	79,193	229,660	204,835	594,022
Mr. Black	—	—	—	—	68,852	199,671	137,866	399,811
Mr. Lombardo	—	—	—	—	18,332	53,163	50,145	145,421
Mr. Maupin	—	—	—	—	35,500	102,950	—	—

(1)	The following table shows the vesting dates of the outstanding Stock Awards that were unvested as of December 31, 2011:

	Vesting Date			Amounts Vesting (#)
Award Type		Ms. Schaefer	Mr. Calder	Mr. Black	Mr. Lombardo	Mr. Maupin
Stock	2/18/12	82,974	37,283	27,026	16,715	—
Stock	4/1/12	—	—	7,500	5,500	9,500
Stock	12/31/12	277,896	126,418	82,950	20,547	—
Stock	4/1/13	—	—	6,500	5,000	9,500
Stock	12/31/13	260,926	120,327	77,742	16,715	—
Stock	4/1/14	—	—	5,000	4,000	8,500
Stock	4/1/15	—	—	—	—	5,500
Stock	4/1/16	—	—	—	—	2,500

(2)	Shares represent grants or shares earned under the company’s AEG and MYPEG programs that are no longer subject to performance-based vesting but are subject to time-based vesting.

(3)	The Market Value is based on the closing price of our Common Stock on NASDAQ on December 31, 2011, which was $2.90.

(4)	AEG and MYPEG awards are presented at the threshold performance level.

STOCK VESTED FOR 2011

The following table provides information for the NEOs on stock awards that vested during 2011 including the number of shares acquired upon the vesting of restricted stock awards and the value realized. The value realized on vesting is based upon the closing stock price of our Common Stock on the vesting date.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ms. Schaefer	206,781	610,576
Mr. Calder	74,149	218,943
Mr. Black	19,917	51,110
Mr. Lombardo	14,163	36,379
Mr. Maupin	7,000	15,050
Mr. Schroeder	33,545	95,939

PENSION BENEFITS FOR 2011

We do not maintain a defined benefit pension plan or supplemental pension plan for our NEOs.

NONQUALIFIED DEFERRED COMPENSATION FOR 2011

The following table discloses contributions, earnings, balances and distributions for our NEOs under our nonqualified deferred compensation plan for 2011.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Ms. Schaefer	22,000	50,100	(9,678)	—	364,706
Mr. Calder	15,400	33,600	18,870	—	332,104
Mr. Black	18,554	26,450	(4,708)	—	150,509
Mr. Lombardo	7,983	15,096	(2,236)	—	139,095
Mr. Maupin	10,138	20,100	(1,402)	—	39,432
Mr. Schroeder	2,103	22,440	(198)	(165,091)	—

(1)	The values in this column include aggregate notional earnings during 2011 of each NEO’s account in the deferred compensation plan. Aggregate notional earnings in this table are not reported in the Summary Compensation Table because they are based on market rates that are determined by reference to available benchmark investment alternatives offered under the deferred compensation plan.
(2)	This column includes amounts of each NEO’s total deferred compensation plan account as of December 31, 2011. The following table reports the portion of the Aggregate Balance that was reported as base salary and bonus compensation in the Summary Compensation Tables in our prior year proxies.

Name	Amounts that were Reported as Compensation in Prior Year Proxies ($)
Ms. Schaefer	109,061
Mr. Calder	286,286
Mr. Black	29,911
Mr. Lombardo	14,927
Mr. Maupin	—
Mr. Schroeder	61,118

Narrative to the Nonqualified Deferred Compensation Table

Accounts in the deferred compensation plan are credited with notional earnings based on the market rate of return of the available benchmark investment alternatives offered under the plan. The benchmark investment alternatives are indexed to traded mutual funds or our Common Stock, and each NEO may elect among the investment alternatives in increments of 1% of his or her account. The executive may make daily changes in his or her investment election for future deferrals, and may make monthly transfers of balances between the available investment alternatives. In 2011, the benchmark investments and their respective notional annual rates of return in the deferred compensation plan were as follows:

Benchmark Investment (Ticker Symbol)	2011 Annual Rate of Return (%)
Artisan International (ARTIX)	(7.3)
Baron Growth (BGRFX)	1.2
Columbia Small Cap Value I Z (CSCZX)	(6.0)
Dodge & Cox Stock Fund (DODGX)	(4.1)
Growth Fund of America (GFAFX)	(4.8)
PIMCO All Asset (PASAX)	1.9
PIMCO Total Return Fund (PTTRX)	4.2
Vanguard Mid-Cap Index (VIMSX)	(2.1)
Vanguard S&P 500 Index (VFINX)	2.0
Great Wolf Resorts, Inc. Common Stock (WOLF)	11.1

Earnings on deferred amounts solely represent appreciation (depreciation) of the market value of the available benchmark investment alternatives offered in the plan. We do not provide for a minimum return or guarantee a minimum payout amount for deferred amounts. Amounts held in the deferred compensation plan are “at risk” investments.

Executives may receive a distribution of the vested portion of their deferred compensation plan accounts upon termination of employment (including retirement or disability) or, in the case of deferrals by the executive (and related notional earnings), upon a specified future date while still employed, as elected by the executive (an “in-service distribution”). Each year’s deferrals may have a separate distribution election. Distributions payable upon termination of employment may be elected as a (i) a lump sum cash payment or (ii) a series of annual cash installments payable over five years. In-service distributions may be elected by the executive as a single lump sum cash payment beginning not earlier than the third calendar year following the calendar year of the deferral. When the executive is a “key employee” for purposes of Section 409A of the Internal Revenue Code, any distribution payable on account of termination of employment will not occur during the six months following termination of employment. Typically, our NEOs are key employees.

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE OF CONTROL FOR 2011

Our NEOs are eligible to receive certain termination and/or change in control payments and acceleration rights under certain of the compensation arrangements that they hold with us. These payments and acceleration rights are contained within the executive officers’ employment agreements, employee stock option stock grant agreements, and deferred compensation plan agreement. Mr. Schroeder terminated his employment with us on February 23, 2011 and is therefore not included in the discussion below.

Employment and Severance Agreements

As noted previously, we have entered into employment agreements with certain of our NEOs. The agreements cover the additional payments that would be due to these individuals in the following scenarios:

•	Termination of employment by us:

•	In the event of death,

•	In the event of disability,

•	For cause,

•	Without cause, or

•	Due to non-renewal of an employment contract.

•	Termination of employment by the executive:

•	As a voluntary termination,

•	For good reason or

•	Due to non-renewal of an employment contract.

The terms are substantially identical in each of the employment agreements for Ms. Schaefer and Messrs. Calder and Black. The terms of Mr. Black’s agreement provides for payments only in the event of a termination by us after a change in control of the company.

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

In the event of a termination by us without cause or by the executive for good reason, we provide severance benefits under certain NEOs’ agreements, as described more fully below. These amounts reflect our belief that it is difficult for senior managers to find comparable employment opportunities in a short period of time, particularly after experiencing a termination that was beyond their control.

Termination Events

Severance payments under the above termination event scenarios for Ms. Schaefer and Mr. Calder are summarized below.

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

•

For Cause. The NEO would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date the executive’s employment was terminated for cause. Termination for “cause” is a termination due to:

•	The executive being convicted of, pleading guilty to, or confessing or otherwise admitting to any felony or any act of fraud, misappropriation or embezzlement;

•	An act or omission by the executive involving malfeasance or gross negligence in the performance of the executive’s duties and responsibilities to the material detriment of our company;

•	The executive breaching affirmative or negative covenants or undertakings described in the employment agreement, such as the agreement’s non-compete provisions; or

•	The executive violating our code of conduct if the consequence of such violation ordinarily would be a termination of their employment by us.

A finding of cause is subject to advance notice to the executive and an executive’s opportunity to cure the act or failure to act.

•	Without cause. The NEO would be entitled to receive, in lump sum payments:

•	An amount equal to 100% of their then-current annual base salary and most recently paid annual bonus; and

•	An amount equal to 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates.

In the event of a termination by us without cause within 180 days prior to, or 18 months following, a change of control, then the multipliers for the severance benefits described above are increased to 200%. For the purposes of Ms. Schaefer’s and Messrs. Calder and Black’s employment agreements a change of control means the occurrence of any of the following events:

•	Any person or group acquires 30% or more of our stock;

•	The majority of the members of our Board of Directors changes in any two-year period;

•	A merger or sale of our company to another company or any sale or disposition of 50% or more of our assets or business; or

•	A merger or consolidation where our stockholders hold 60% or less of the voting power to vote for members of the Board of Directors of the new entity.

•	Non-renewal of employment agreement by company. The NEO would be entitled to receive the same benefits as for a termination without cause as described above.

•	Voluntary. The NEO would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated.

•	Good Reason. Termination by the executive for “good reason” is a termination due to:

•

A material reduction or, after a change of control, any reduction in the executive’s base salary or a material reduction in the executive’s opportunity to receive any annual bonus and stock option grants,

•	A material reduction in the scope, importance or prestige of the executive’s duties, responsibilities or powers at the company or the executive’s reporting relationships within the company,

•	Transferring the executive’s primary work site from the executive’s primary work site on the date the employment agreement was signed,

•	After a change of control, a change in the executive’s job title or employee benefit plans, programs and policies, or

•	A material breach or, after a change of control, any breach of the employment agreement.

In the event of one of these termination events for good reason, subject to the company’s opportunity to cure the good reason, the NEO would be entitled to receive the same benefits as for a termination without cause as described above.

•

Non-renewal of employment agreement by the executive. The NEO would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated.

Severance payments under the above termination scenarios for Mr. Black are summarized below:

•

Death or Disability, For Cause, Non-renewal of employment agreement by the company, Voluntary and Non-renewal of employment agreement by the executive. Mr. Black would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date his employment terminated.

•	Good Reason or Without Cause. Mr. Black would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date his employment terminated.

•

Good Reason or Without Cause in Connection with a Change of Control. In the event of a termination by Mr. Black for good reason or by the company without cause within 180 days prior to, or 18 months following a change of control, Mr. Black would be entitled to receive, in lump sum payments:

•	An amount equal to 200% of his then-current annual base salary and most recently paid annual bonus; and

•	An amount equal to 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates.

Severance payments for Mr. Lombardo and Mr. Maupin are summarized below:

•

Without Cause. In the event of a termination by the company without cause within 12 months following a change of control, Messrs. Lombardo and Maupin would be entitled to receive in a lump sum payment an amount equal to 100% of his then-current annual base salary. For purposes of Messrs. Lombardo and Maupin’s severance agreements a change in control means the occurrence of any of the following events:

•	A sale or other disposition of all or substantially all of the assets of the Company,

•	A sale or other disposition of more than 50% of the outstanding voting securities of the Company, or

•	The majority of the members of our Board of Directors changes in any two-year period.

Conditions to Receive Payment

The covenants within the employment agreements include various non-compete and non-solicitation provisions following a termination event, including the prohibition for a one-year period from:

•	Competing with us within 50 miles of a location where we conduct or are planning to conduct our business;

•	Soliciting or attempting to solicit any customers or potential customers in competition with us, or

•	Hiring or attempting to hire our employees.

In addition, the employment agreements prohibit the executive from using confidential information (meaning any secret, confidential or proprietary information possessed by the company relating to its businesses) that has not become generally available to the public.

Summary of Payments Due Under Different Termination Events

Assuming a December 31, 2011 termination event by the executive or the company, including before or after a change in control as described above, payments would be as follows:

Name/Termination Event	Salary Due ($)	Bonus Due ($)	Health and Welfare Payment ($)	Excise Tax Gross-Up Payment ($)	Total Due ($)
Ms. Schaefer
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	550,000	577,088	33,235	—	1,160,323
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	1,100,000	1,154,176	33,325	1,836,790	4,124,201
Mr. Calder
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	385,000	311,619	21,945	—	718,564
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	770,000	623,238	21,945	912,088	2,327,271
Mr. Black
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming a change of control)	627,000	485,454	33,235	767,184	1,912,873
Mr. Lombardo
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason (all assuming no change of control)	—	—	—	—	—
- Termination without cause, for good reason (all assuming a change of control)	200,000	—	—	—	200,000
Mr. Maupin
- Death, disability, termination for cause, voluntary termination, non-renewal by executive	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by company (all assuming no change of control)	—	—	—	—	—
- Termination without cause, for good reason (all assuming a change of control)	255,000	—	—	—	255,000

Awards Under Stock Grant Agreements, Annual Equity Grants and Multi-Year Program Equity Grants

We have granted certain of the NEOs restricted shares of our Common Stock pursuant to individual grant agreements. These shares vest over time, per the stock grant agreement. Except in the case of one grant to Mr. Black, these grants provide for an accelerated vesting of all unvested shares in the event a change of control. For one of Mr. Black’s grants, such acceleration would only occur if he is involuntarily terminated in connection with a change of control.

Also, the vesting of awards under the 2011 AEGs and MYPEGs described in the Compensation Discussion and Analysis above are affected by certain termination events (namely, termination without cause (by the Company), termination for good reason (by the NEO), death or disability) as summarized in the charts below:

Type of 2011 AEG	Termination Scenario
	Absent a Change in Control	Following a Change in Control
Award related to relative GWR Common Stock performance	Participant would be entitled to a pro-rated amount of award, based upon the performance up until the time of the triggering termination event.	Participant would be entitled to the greater of (a) shares at a target level of performance or (b) shares based upon the performance up until the time of the termination triggering event.
Award related to individual / departmental objectives	All shares are forfeited.

Type of 2011 MYPEG	Termination Scenario
	Absent a Change in Control	Following a Change in Control
Award related to relative GWR Common Stock performance

From the program start (1/01/10) until 24 months (12/31/11), participants would be entitled to a pro-rated amount of awards, based upon the performance up until the time of the triggering termination event.

If more than 24 months of the program has elapsed (that is, if termination occurs after 12/31/11), the performance achievements would be assessed, projected out for the balance of the plan, and the corresponding number of awards would be awarded (deemed “earned”) had the program lasted the full 36 months.

Award related to absolute GWR Common Stock performance

Time-based shares	All shares granted vest immediately

Assuming we experienced one of the termination events described above on December 31, 2011, the additional market value realized on the time-based shares, AEGs and MYPEGs for each of our NEOs would have been as follows:

	Termination Scenario
Name/Grant	Absent a Change in Control (1) ($)	Following a Change in Control (1) ($)
Ms. Schaefer:
Time-based shares	—	49,213
AEGs	618,750	756,250
MYPEGs	1,076,564	1,076,564
Mr. Black:
Time-based shares	—	70,203
AEGs	176,346	186,534
MYPEGs	306,823	306,823
Mr. Calder:
Time-based shares	—	17,667
AEGs	288,744	352,913
MYPEGs	502,402	502,402
Mr. Lombardo
Time-based shares	—	53,163
AEGs	124,999	152,778
Mr. Maupin – Time-based shares	—	102,950

(1)	The value realized is based on the closing price of our Common Stock on NASDAQ on December 31, 2011, which was $2.90.

Deferred Compensation Plan

Under the deferred compensation plan (see the Compensation Discussion and Analysis — Non-Qualified Deferred Compensation Plan above for more information on this plan), all of an NEO’s company matching and profit-sharing contributions from the company are subject to accelerated vesting upon the following termination events:

•	A change of control of the company or

•	The NEO’s death or disability.

The “change of control” provisions within the deferred compensation plan are equally applicable to all participants within the plan.

Assuming a change in control or an executive’s death or disability under the deferred compensation plan at December 31, 2011, the market value to the applicable executive would be equal to the aggregate balances at fiscal yearend as presented in the Nonqualified Deferred Compensation table on page 28.

DIRECTOR COMPENSATION

The following table shows the compensation for services in fiscal 2011 for our non-employee directors. Our officers who serve as directors are not paid for their service as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2)(3)($)	Total ($)
Joseph Vittoria	103,112	55,650	158,762
Elan Blutinger	65,612	55,650	121,262
Randy Churchey	50,334	77,404	127,738
Edward Rensi	57,112	55,650	112,762
Howard Silver	81,487	55,650	137,137

(1)	The value reported for Stock Awards and Option Awards for each individual is the fair value of the full grant received as of the grant date. The assumptions for making the valuation determinations are set forth in the footnote or footnote sections to our financial statements captioned “Stock Based Compensation” or “Share-Based Compensation” in our consolidated financial statements.

(2)	The following table shows the number of outstanding Stock Awards held by each non-employee director as of December 31, 2011:

	Stock Awards
Name	Vested (#)	Unvested (#)
Mr. Vittoria	47,782	40,897
Mr. Blutinger	52,119	40,897
Mr. Churchey	86,864	40,897
Mr. Rensi	41,068	40,897
Mr. Silver	47,875	40,897

The following table shows the vesting dates of the outstanding Stock Awards that were unvested as of December 31, 2011:

Award Type	Vesting Date	Mr. Vittoria	Mr. Blutinger	Mr. Churchey	Mr. Rensi	Mr. Silver
Stock	5/26/12	5,573	5,573	5,573	5,573	5,573
Stock	6/6/12	6,204	6,204	6,204	6,204	6,204
Stock	6/8/12	8,356	8,356	8,356	8,356	8,356
Stock	6/6/13	6,204	6,204	6,204	6,204	8,356
Stock	6/8/13	8,356	8,356	8,356	8,356	8,356
Stock	6/6/14	6,204	6,204	6,204	6,204	6,204

(3)	The following table details the grants of Stock Awards and Option Awards to directors during 2011:

Name	Grant Type		Grant Date	Stock Awards (#)	Grant Date Fair Value of Stock and Option Awards ($)
Mr. Vittoria	(B	)	6/6/11	18,612	55,650
Mr. Blutinger	(B	)	6/6/11	18,612	55,650
Mr. Churchey	(A	)	4/1/11	10,118	21,754
	(B	)	6/6/11	18,612	55,650
Mr. Rensi	(B	)	6/6/11	18,612	55,650
Mr. Silver	(B	)	6/6/11	18,612	55,650

The item marked (A) in the table above represent shares of our Common Stock that a director elected to receive in lieu of cash payment for director compensation in 2011. Items marked (B) in the table above represent the annual equity grant amount received as director compensation for 2011. For additional information on these components of director compensation, see the Narrative to the Director Compensation Table below.

The grant date fair value is the value of Stock Awards granted in 2011, disregarding that we recognize the value of the awards for financial reporting purposes over the service period of the awards.

Narrative to the Director Compensation Table

For 2011, the Compensation Committee used as a reference tool the compensation recommendations for directors that had been developed for 2010 by FPL. For 2010, the Compensation Committee had engaged FPL to assist the Compensation Committee in determining appropriate fiscal year 2010 compensation for our directors. FPL made recommendations to the Compensation Committee of appropriate levels and components of compensation for our directors, based upon a study of a competitive peer group of 11 public companies that compete with us for talent, investment dollars and/or business. That peer group included primarily companies that are focused on operating within the public consumer/leisure sector as the foundation for our compensation practices. Those peer group companies are ones considered to appeal to family-based, consumer leisure activities, including resorts/timeshares, gaming/entertainment and amusement parks. The peer group consisted of the following companies:

Cedar Fair, L.P.	Silverleaf Resorts, Inc.
Gaylord Entertainment Company, Inc.	Six Flags, Inc.
LaSalle Hotel Properties, Inc.	Steiner Leisure Limited
The Marcus Corporation	Strategic Hotels & Resorts, Inc.
Red Lion Hotels Corporation	Vail Resorts, Inc.
Royal Caribbean Cruises, Ltd.

Utilizing this process and benchmarking data supplied by FPL, the Compensation Committee approved director compensation for 2011 as follows:

•	Each of our non-employee directors received an annual retainer fee of $49,612 for services as a director. Also, our chairman received an additional annual fee of $25,000.

•

The chair of the Audit Committee received an additional annual fee of $17,500 and the chairs of the Compensation Committee and the Nominating and Corporate Governance Committee each received an additional annual fee of $7,500.

•

Each member of the Audit Committee other than the chair received an additional annual fee of $12,500 and each member of the Compensation Committee and the Nominating and Corporate Governance Committee other than the chairs received an additional annual fee of $3,750.

•

The chair of the Strategic Review Committee received a fee of $15,000 and each member of the Strategic Review Committee other than the chair received an additional fee of $10,000. In addition, each member of this committee received a meeting fee of $1,000 per meeting.

•	Directors who are employees of our company or our subsidiaries did not receive compensation for their services as directors.

•

Each independent director who is initially elected to our Board of Directors received 2,500 nonvested shares of our Common Stock. The shares granted to new independent directors vest in thirds over a three-year period, beginning on the first anniversary of the date of the grant of the shares, subject to accelerated vesting only upon a change of control or if the director is removed from or is not nominated to stand for reelection to the Board of Directors.

•

Independent directors received an equity amount of $55,650 in shares of our restricted Common Stock on June 6, 2011, the date of our 2011 annual meeting of our stockholders. These shares granted to independent directors vest in thirds over a three-year period, beginning on the first anniversary of the date of the grant of the shares, subject to accelerated vesting only upon a change of control or if the director is removed from or is not nominated to stand for reelection to the Board of Directors.

Also, as an incentive to increase our directors’ ownership of our Common Stock, in the first quarter in 2011 we offered our directors the opportunity to take some or all of the cash portion of their director compensation in shares of our Common Stock in lieu of cash. Shares issued under this shares-in-lieu-of-cash option are 100% vested when issued. If a director elected to receive shares of our Common Stock in lieu of cash, he or she received shares having a market value equal to 125% of the cash they would have otherwise received. For example, if a director’s cash compensation amount would have been $10,000 and they elected this shares-in-lieu-of-cash option for the entire amount of their cash compensation, he or she would receive $12,500 of shares.

We reimburse directors for travel expenses to our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors of our company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON

COMPENSATION DECISIONS

From January 2011 through February 2011, the Compensation Committee consisted of Messrs. Rensi, Silver and Vittoria, with Mr. Rensi serving as its chairman; from March 2011 through December 2011, the committee consisted of Messrs. Churchey, Rensi and Vittoria, with Mr. Churchey serving as its chairman. No member of the Compensation Committee was at any time during fiscal 2011 or at any other time an officer or employee of the company, while serving on the Committee. No member had any relationship with the company requiring disclosure as a related-party transaction in the section “Certain Relationships and Related Transactions.” In addition, no executive officer of the company has served on the Board of Directors or Compensation Committee of another entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during fiscal 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF OUR COMMON STOCK

The table below sets forth certain information regarding the number of Common Shares beneficially owned on April 6, 2012, except where noted, by:

•	Each person or group known by us to beneficially own more than five percent (5%) of our Company’s Common Stock,

•	Each of our directors and named executive officers, and

•	All of our directors and our named executive officers as a group.

A person generally “beneficially owns” shares if he or she, directly or indirectly, has or shares either the right to vote those shares or dispose of them. Except as indicated in the footnotes to this table, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

Such information (other than with respect to our directors and named executive officers) is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f) and 13(g) of the Exchange Act, with respect to our Common Stock.

The number of shares beneficially owned by each person or group includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 6, 2012, including, but not limited to, upon the exercise of options or the vesting of restricted stock. References to options in the footnotes of the table below include only options to purchase shares that were exercisable on or within 60 days after April 6, 2012.

For each individual and group included in the table below, percentage ownership is calculated by dividing (a) the number of shares beneficially owned by such person or group by (b) the sum of the shares of Common Stock outstanding on April 6, 2012 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 6, 2012. Unless otherwise indicated in the accompanying footnotes, all of the shares of our Common Stock listed below are owned directly, and the indicated person has sole voting and investment power. The address for each individual listed below is: c/o Great Wolf Resorts, Inc., 525 Junction Road, Suite 6000 South, Madison, Wisconsin 53717.

Name of Beneficial Owner	Shares Beneficially Owned
Officers and Directors	Number		Percentage
Joseph V. Vittoria	88,679	(1)	*
Kimberly K. Schaefer	1,550,037	(2)	4.6
Elan Blutinger	98,016	(1)	*
Randy L. Churchey	160,905	(1)	*

Name of Beneficial Owner	Shares Beneficially Owned
Officers and Directors	Number		Percentage
Edward H. Rensi	81,965	(1)	*
Howard A. Silver	90,772	(1)	*
Timothy D. Black	247,133	(3)	*
James A. Calder	498,000	(4)	1.5
Alexander P. Lombardo	82,762	(5)	*
J. Scott Maupin	39,359	(6)	*
All directors and executive officers as a group (10 persons)	2,937,628		8.8
Beneficial Holders in Excess of 5%
HG Vora Special Opportunities Master Fund, Ltd	4,125,000	(7)	12.0
Queensgate House, South Church Street, Grand Caymen, KY1-1108, Cayman Islands
Baron Capital Group, Inc.	3,060,000	(8)	9.2
767 Fifth Avenue, 49th Floor New York, NY 10153

Dimensional Fund Advisors LP	2,775,547	(9)	8.3
Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746
Penn Capital Management	2,182,600	(10)	6.5
Navy Yard Corporate Center, Three Crescent Drive, Suite 400, Philadelphia, PA 19112
Neuberger Berman Group LLC	1,955,767	(11)	5.9
605 Third Avenue, New York, NY 10158

*	Less than one percent of the outstanding shares of Common Stock.
(1)	Includes 40,897 unvested shares of restricted stock granted under Great Wolf Resorts’ 2004 Incentive Stock Plan.
(2)	Includes (a) 33,009 shares held jointly with Ms. Schaefer’s spouse and (b) 638,452 unvested shares of restricted stock granted under Great Wolf Resorts’ 2004 Incentive Stock Plan.
(3)	Includes 200,584 unvested shares of restricted stock granted under Great Wolf Resorts’ 2004 Incentive Stock Plan.
(4)	Includes 293,243 unvested shares of restricted stock granted under Great Wolf Resorts’ 2004 Incentive Stock Plan.
(5)	Includes 46,261 unvested shares of restricted stock granted under Great Wolf Resorts’ 2004 Incentive Stock Plan.
(6)	Includes 26,000 unvested shares of restricted stock granted under Great Wolf Resorts’ 2004 Incentive Stock Plan.
(7)	Based solely upon information provided in a Schedule 13-D/A filed with the SEC on April 6, 2012. HG Vora Special Opportunities Master Fund, Ltd. (“HG VORA”) owns beneficially in the aggregate 4,125,000 shares of Common Stock, of which it has sole voting and dispositive power with respect to none of such shares and shared voting and dispositive power over 4,125,000 shares. HG Vora Capital Management, LLC (“HG Manager”), the investment manager of HG VORA, owns beneficially in the aggregate 4,125,000 shares of Common Stock, of which has sole voting and dispositive power with respect to none of such shares and shared voting and dispositive power over 4,125,0000 shares. Parag Vora (“Vora”) owns a controlling interest in HG VORA. HG VORA, HG Manager and Vora beneficially own 4,125,000, 4,125,000 and 4,125,000, respectively, shares of Common Stock, of which they have sole voting and dispositive power with respect to none of such shares and shared voting power and dispositive power of 4,125,000 shares.
(8)	Based solely upon information provided in a Schedule 13-G filed with the SEC on February 14, 2012. Baron Capital Group, Inc. (“BCG”) owns beneficially in the aggregate 3,060,000 shares of Common Stock, of which it has sole voting and dispositive power with respect to none of such shares and shared voting and dispositive power over 3,060,000 shares. BCG is a parent holding company of BAMCO, Inc. (“BAMCO”), a registered investment advisor. Ronald Baron (“Baron”) owns a controlling interest in BCG. BAMCO and Baron beneficially own 3,060,000 and 3,060,000, respectively, shares of Common Stock, of which they have sole voting and dispositive power with respect to none of such shares and shared voting power and dispositive power of 3,060,000 shares.
(9)	Based solely upon information provided in a Schedule 13-G filed with the SEC on February 10, 2012. Dimensional Fund Advisors LP owns beneficially in the aggregate 2,775,547 shares of Common Stock, of which it has sole voting and dispositive power with respect to 2,718,920 and 2,775,547, respectively.
(10)	Based solely upon information provided in a Schedule 13-G filed with the SEC on February 13, 2012. Penn Capital Management owns beneficially in the aggregate 2,182,600 shares of Common Stock, of which it has sole voting and dispositive power with respect to 2,182,600.

(11)	Based solely upon information provided in a Schedule 13-G filed with the SEC on February 14, 2012. Neuberger Berman Group LLC (“Berman Group”) owns beneficially in the aggregate 1,955,767 shares of Common Stock, of which it has sole voting and dispositive power with respect to none of such shares and shared voting power with respect to 1,717,367 shares of Common Stock and shared dispositive power with respect to 1,955,767 shares of Common Stock. Berman Group is a parent holding company of Neuberger Berman LLC (“Berman”), a registered investment advisor. Berman beneficially owns 1,955,767 shares of Common Stock, of which they have sole voting and dispositive power with respect to none of such shares and shared voting power and with respect to 1,717,367 shares of Common Stock and shared voting power with respect to 1,955,767 shares of Common Stock.

Equity Compensation Plan Information

This table provides certain information as of December 31, 2011 with respect to our equity compensation plans approved and not approved by stockholders:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	926,178	(1)	$17.44	1,157,024
Equity compensation plans not approved by security holders	—		N/A	—
Total	926,178		$17.44	1,157,024

(1)	This amount consists of:
•	15,500 shares of our Common Stock issuable upon the exercise of outstanding stock options.
•

910,678 restricted shares of our Common Stock that have been granted but not yet earned as of December 31, 2011. The number of shares, if any, to be issued pursuant to these grants will be determined by the grant recipient providing future services to us over the vesting period of the grant. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

In addition, we have a maximum of 858,508 shares of our Common Stock issuable pursuant to outstanding market condition and performance condition share awards that have been granted but not yet earned as of December 31, 2011. The number of shares, if any, to be issued pursuant to these awards will be determined based on (a) the award recipient achieving certain individual and/or performance goals in 2011, as determined by our Compensation Committee, (b) our Common Stock’s performance in the three year period 2010-2012 relative to the total return of a relevant stock index, and (c) our Common Stock’s absolute performance in the three-year period 2010-2012.

Our 2004 Incentive Stock Plan authorizes us to grant up to 3,380,740 incentive and/or nonqualified stock options, stock appreciation rights or shares of our Common Stock to our employees and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

In accordance with our Code of Business Conduct and Ethics, all related party transactions known to us are subject to review and approval of our Audit Committee. Since January 1, 2011, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton, LLP served as our registered independent public accountants and auditors in 2011 and will continue to serve as our auditors for our fiscal year ending December 31, 2012, unless this is changed by action of our Audit Committee.

Fees

During the years ended 2011 and 2010, we retained Grant Thornton to provide services in the following categories and amounts:

	Fees Billed
Grant Thornton	2011		2010
Audit fees	$464,653	(1)	$362,072	(1)
Audit-related fees	$—		$—
Tax fees	$—		$—
All other fees	$26,000	(2)	$85,200	(2)

Total Fees	$490,653		$447,272

(1)	Amount consists of (a) $399,653 and $294,072 for the audit of our financial statements for the year ended December 31, 2011 and 2010, respectively and (b) $65,000 and $68,000 for quarterly reviews of our financial statements for the years ended December 31, 2011 and 2010.

(2)	Amount relates to review of 8-Ks, actual and proposed SEC filings and SEC comment letters.

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

Our Audit Committee’s pre-approval procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of audit and non-audit services that are recurring in nature and therefore anticipated at the time the budget is submitted. For pre-approval, our Audit Committee considers whether these services are consistent with the SEC’s rules on auditor independence. Our Audit Committee may delegate pre-approval authority to the chairman of our Audit Committee. All audit fees, audit-related fees, tax fees and other fees listed above were approved by the Audit Committee.

Our Audit Committee has designated the Chief Financial Officer to monitor the performance of the services provided by the independent auditors and to determine whether these services are in compliance with the pre-approval policy.

ITEM 15. EXHIBITS

(a)(1) Financial Statements

Previously included in the Original Filing.

(a)(2) Financial Statement Schedules

Previously included in the Original Filing.

(a)(3) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ KIMBERLY K. SCHAEFER
Kimberly K. Schaefer Chief Executive Officer

Dated: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY K. SCHAEFER	Chief Executive Officer (Principal Executive Officer) and Director	April 13, 2012
Kimberly K. Schaefer

/s/ JAMES A. CALDER	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2012
James A. Calder

/s/ JOSEPH V. VITTORIA	Chairman of the Board and Director	April 13, 2012
Joseph V. Vittoria

/s/ ELAN BLUTINGER	Director	April 13, 2012
Elan Blutinger

/s/ RANDY L. CHURCHEY	Director	April 13, 2012
Randy L. Churchey

/s/ EDWARD H. RENSI	Director	April 13, 2012
Edward H. Rensi

/s/ HOWARD A. SILVER	Director	April 13, 2012
Howard A. Silver

INDEX TO EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K/A (Amendment No. 1).

Exhibit Number	Description
3.1**	Form of Amended and Restated Certificate of Incorporation for Great Wolf Resorts, Inc. dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

3.2**	Form of Amended and Restated Bylaws of Great Wolf Resorts, Inc. effective September 12, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 filed September 18, 2007)

4.1**	Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)

4.2**	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3**	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4**	Junior Subordinated Indenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5**	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.6**	Note Purchase Agreement dated as of March 30, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP; and (iv) Deutsche Bank Securities, Inc., Banc of America Securities, LLC, Wells Fargo Securities, LLC and Credit Agricole Securities (USA) Inc. (incorporated herein by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010)

4.7**	Indenture governing the 10.875% First Mortgage Notes due 2017, dated as of April 7, 2010, by and among the Company and Great Wolf Finance as co-obligors, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010).

4.8**	Security Agreement, dated as of April 7, 2010, by and among the loan parties from time to time party thereto and U.S. Bank National Association, as collateral agent (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.9**	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Mason Family Resorts, LLC, as Mortgagor to U.S. Bank National Association, in its capacity as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.10**	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Lodge of Grapevine, LLC, as Trustor to Peter S. Graf, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.11**	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Williamsburg SPE, LLC, as Trustor to Craig A. Johnson, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

10.1**	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2**	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.3**	Employment Agreement between Great Wolf Resorts, Inc., and Kimberly Schaefer, dated December 13, 2004

10.4**	Employment Agreement between Great Wolf Resorts, Inc. and James Calder, dated December 13, 2004

10.5**	Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated March 20, 2009

10.6**	First Amendment to Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated December 16, 2009

10.7**	Registration Statement on Form S-1 filed January 21, 2005) Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.8**	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.9**	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.10**	Form of Great Wolf Resorts, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.11**	Form of Great Wolf Resorts, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 26, 2004)

10.12**	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.13**	Form of Officers Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.13 to the Company’s 10-K filed February 23, 2012)

10.14**	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.15**	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.16**	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007)

10.17**	Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009)

10.18**	Loan Agreement by and among Great Wolf Lodge of the Carolinas, LLC (as borrower), Crédit Agricole Corporate and Investment Bank (as a lender), Deutsche Bank Trust Company Americas (as a lender), Deutsche Bank Securities Inc. (as syndication agent), and Crédit Agricole Corporate and Investment Bank (as agent), dated as of July 15, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2011)

12.1**	Statement of Computation of Ratios of Earnings of Fixed Charges

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Previously filed