Form 10-Q
period 2012-03-31
Great Wolf Resorts, Inc.
filed 2012-05-08
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock was 33,386,249 as of May 8, 2012.

Great Wolf Resorts, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

FORWARD-LOOKING STATEMENTS

Some of the statements contained or that may be included in this report or in information we file with the Securities and Exchange Commission, or the SEC, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and those of the members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “might,” “will,” “could,” “plan,” “objective,” “predict,” “project,” “potential,” “continue,” “ongoing,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, competition in our market, changes in family vacation patterns and consumer spending habits, regional or national economic downturns or other economic disruptions, our ability to attract a significant number of guests from our target markets, economic conditions in our target markets, the impact of fuel costs and other operating costs, our ability to develop new resorts in desirable markets or further develop existing resorts on a timely and cost efficient basis, our ability to manage growth, including the expansion of our infrastructure and systems necessary to support growth, our ability to manage cash and obtain additional cash required for growth, the general tightening in the U.S. lending markets, potential accidents or injuries at our resorts, decreases in travel due to pandemic or other widespread illness, our ability to achieve or sustain profitability, downturns in our industry segment and extreme weather conditions, reductions in the availability of credit to indoor waterpark resorts generally or to us and our subsidiaries, increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage, our ability to protect our intellectual property, trade secrets and the value of our brands, and current and possible future legal restrictions and requirements. Further descriptions of these risks, uncertainties, and other matters can be found in our annual report and other reports filed from time to time with the SEC, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2011. We caution that the foregoing list of important factors is not complete, and we assume no obligation to update any forward-looking statement that we may make.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$43,885	$33,767
Escrows	4,061	2,618
Accounts receivable, net of allowance for doubtful accounts of $5 and $5	4,969	3,660
Accounts receivable — affiliate	2,742	3,243
Inventory	8,287	7,570
Other current assets	8,459	7,167

Total current assets	72,403	58,025
Property and equipment, net	565,976	576,262
Investments in and advances to affiliate	24,408	24,311
Other assets	25,977	26,049
Intangible assets	26,675	26,675

Total assets	$715,439	$711,322

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$67,524	$67,678
Accounts payable	4,528	5,301
Accounts payable — affiliate	28	27
Accrued interest payable	13,998	8,012
Accrued expenses	27,208	24,211
Advance deposits	15,658	7,715
Other current liabilities	5,421	7,529

Total current liabilities	134,365	120,473
Mortgage debt	365,671	366,951
Other long-term debt	80,545	80,545
Deferred compensation liability	1,936	1,502

Total liabilities	582,517	569,471
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 33,429,289 and 32,470,524 shares issued and outstanding	334	325
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	404,853	404,714
Accumulated deficit	(272,223)	(262,959)
Deferred compensation	—	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	132,964	141,880
Noncontrolling interest	(42)	(29)

Total equity	132,922	141,851

Total liabilities and equity	$715,439	$711,322

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars in thousands, except share and per share data)

	Three months ended March 31,
	2012	2011
Revenues:
Rooms	$45,425	$42,187
Food and beverage	12,547	11,202
Other	11,305	11,179
Management and other fees	697	753
Management and other fees — affiliates	973	1,003

	70,947	66,324
Other revenue from managed properties	3,070	2,837
Other revenue from managed properties — affiliates	2,772	2,724

Total revenues	76,789	71,885
Operating expenses by department:
Rooms	6,940	6,047
Food and beverage	9,454	8,460
Other	9,732	9,417
Other operating expenses:
Selling, general and administrative	22,579	16,981
Property operating costs	7,736	8,424
Depreciation and amortization	12,019	13,248

	68,460	62,577
Other expenses from managed properties	3,070	2,837
Other expenses from managed properties — affiliates	2,772	2,724

Total operating expenses	74,302	68,138

Net operating income	2,487	3,747
Investment income — affiliates	(220)	(242)
Interest income	(58)	(55)
Interest expense	11,657	12,097

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	(8,892)	(8,053)
Income tax expense	441	5,002
Equity in income of unconsolidated affiliates, net of tax	(92)	(151)

Net loss from continuing operations	(9,241)	(12,904)
Discontinued operations, net of tax	36	(6,916)

Net loss	(9,277)	(5,988)
Net income attributable to noncontrolling interest, net of tax	(13)	(14)

Net loss attributable to Great Wolf Resorts, Inc.	$(9,264)	$(5,974)

Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.29)	$(0.41)
(Loss) income from discontinued operations, net of tax	(0.00)	$0.22

Basic and diluted loss per common share	$(0.29)	$(0.19)

Weighted average common shares outstanding:
Basic	31,629,070	31,194,900
Diluted	31,629,070	31,194,900

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Three months ended March 31,
	2012	2011
Operating activities:
Net loss	$(9,277)	$(5,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,019	13,349
Bad debt expense	10	14
Non-cash employee compensation and professional fees expense	791	583
Gain on disposition of property included in discontinued operations	—	(6,667)
Equity in income of unconsolidated affiliates	(97)	(147)
Deferred tax expense	120	4,562
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2,354)	(2,049)
Accounts payable, accrued expenses and other liabilities	14,040	5,311

Net cash provided by operating activities	15,252	8,968

Investing activities:
Capital expenditures for property and equipment	(1,121)	(701)
Loan repayment from unconsolidated affiliates	—	807
Investment in development	(53)	(67)
Proceeds from the sale of a discontinued operation	—	4,200
Increase in restricted cash	(2,416)	(2,412)

Net cash (used in) provided by investing activities	(3,590)	1,827

Financing activities:
Principal payments on long-term debt	(1,435)	(756)
Payment of loan costs	(109)	(124)

Net cash used in financing activities	(1,544)	(880)

Net increase in cash and cash equivalents	10,118	9,915
Cash and cash equivalents, beginning of period	33,767	36,988

Cash and cash equivalents, end of period	$43,885	$46,903

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$5,289	$6,269
Cash paid for income taxes, net of refunds	$160	$111
Non-cash items:
Transfer of fixed assets to inventory	$—	$908

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

The following table presents an overview of our portfolio of resorts. As of March 31, 2012, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

	Ownership Percentage	Opened	Number of Guest Suites		Indoor Entertainment Area (1)
					(Approx. sq. ft)
Wisconsin Dells, WI (3)	—	1997	385	(2)	102,000
Sandusky, OH (3)	—	2001	271		41,000
Traverse City, MI	100%	2003	280		57,000
Kansas City, KS	100%	2003	281		57,000
Williamsburg, VA (4)	100%	2005	405		87,000
Pocono Mountains, PA (4)	100%	2005	401		101,000
Niagara Falls, ONT (5)	—	2006	406		104,000
Mason, OH (4)	100%	2006	401		105,000
Grapevine, TX (4)	100%	2007	605		110,000
Grand Mound, WA (6)	49%	2008	398		74,000
Concord, NC (4)	100%	2009	402		97,000

(1)

Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of March 31, 2012 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended March 31, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

On March 24, 2011 we sold our Blue Harbor Resort in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 24, 2011, we no longer operated this resort or managed the condominium units there.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — We have prepared these unaudited condensed consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, we have omitted certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. During the three months ended March 31, 2011, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.

Segments — We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.

The following summarizes significant financial information regarding our segments:

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended March 31, 2012
Revenues	$68,719	$7,512	$558	$76,789

Depreciation and amortization	(11,297)	—	(722)	(12,019)
Net operating income (loss)	7,790	1,670	(6,973)	2,487
Investment income—affiliates	—	—	—	(220)
Interest income	—	—	—	(58)
Interest expense	—	—	—	11,657

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(8,892)

Additions to long-lived assets	907	—	214	$1,121

Total assets	594,105	1,604	119,730	$715,439

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended March 31, 2011
Revenues	$63,253	$7,317	$1,315	$71,885

Depreciation and amortization	(12,484)	—	(764)	(13,248)
Net operating income (loss)	4,237	1,756	(2,246)	3,747
Investment income—affiliates	—	—	—	(242)
Interest income	—	—	—	(55)
Interest expense	—	—	—	12,097

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(8,053)

Additions to long-lived assets	595	—	106	$701

Total assets	627,210	1,984	132,431	$761,625

The Other column in the table includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles.

Recent Accounting Pronouncements — In May 2011, the FASB issued guidance that clarifies and changes the application of various fair value measurement principles and disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

3. MERGER

On March 12, 2012, we entered into an Agreement and Plan of Merger (the Merger Agreement) with K-9 Holdings, Inc., a Delaware corporation (Parent), and K-9 Acquisition, Inc., a Delaware corporation (Merger Sub) and a direct wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, Merger Sub agreed to commence a tender offer (the Offer) to acquire all of the outstanding shares of common stock of the Company (Common Shares) at a purchase price of $5.00 per share (the Offer Price), net to the holder in cash, without any interest and subject to any withholding taxes, to be followed by a merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the Merger). The items of this Merger Agreement were amended on April 6, 2012, April 18, 2012 and April 20, 2012, culminating in a new Offer Price of $7.85 per share.

The transactions described above are expected to be completed during the second quarter of 2012. The consummation of the Offer and the Merger are subject to various closing conditions, including the tender of at least fifty percent of the Common Shares and other customary conditions. The Offer is not subject to a financing condition. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of upto $10,467 (including reimbursement for certain expenses).

On March 14, 2012, a class action complaint was filed in the Delaware Court of Chancery against the Company, its directors, Apollo Management VII, L.P., Parent and Merger Sub. In that case, the plaintiff, on behalf of a putative class of stockholders, sought to enjoin the proposed transaction that was the subject of the Merger Agreement. Seven other lawsuits followed, four of which were filed in Delaware Chancery Court, two in the Circuit Court, Civil Division for Dane County in the State of Wisconsin (the “Wisconsin State-court Actions”), and one in the United States District Court for the Western District of Wisconsin (the “Wisconsin Federal-court Action”). The Delaware cases were consolidated into a single action (the “Delaware Action”).

On April 25, 2012, the parties to the Delaware Action and the Wisconsin State-court Actions reached an agreement in principle to settle those cases. The proposed settlement, which is subject to court approval following notice to the class and a hearing, provides for the dismissal with prejudice of plaintiffs’ complaints and of all claims asserted therein. On April 30, 2012, the parties to the Wisconsin Federal-court Action agreed to settle that case, subject to court approval of the proposed class-wide settlement in the Delaware Action and entry of a final order dismissing the Delaware Action in its entirety. Pursuant to their agreement, the parties to the Wisconsin Federal-court Action filed with the court, on April 30, 2012, a stipulation providing that the Action be voluntarily dismissed with respect to all defendants and that such dismissal will be with prejudice as to the plaintiff upon the consummation of the settlement of the Delaware Action.

The Company, the members of the Board of Directors, Apollo Management VII, L.P., Parent and Merger Sub each have denied, and continue to deny, that they committed or attempted to commit any violation of law or breach of fiduciary duty owed to the Company and/or its stockholders, aided or abetted any breach of fiduciary duty, or otherwise engaged in any of the wrongful acts alleged in all of these cases. All of the defendants expressly maintain that they complied with their fiduciary and other legal duties. However, in order to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegation made in the actions or any liability with respect thereto, the defendants have concluded that it is desirable to settle the claims against them on the terms reflected in the proposed settlements.

The proposed settlements are subject to customary conditions including completion of appropriate settlement documentation and consummation of the Offer and the Merger. In addition, the parties to the Delaware Action and the Wisconsin State-court Actions have acknowledged that the plaintiffs and their counsel in those cases intend to petition the appropriate court or courts for an award of attorneys’ fees and expenses in connection with the cases. Any award of fees and expenses to plaintiffs’ counsel is subject to approval by the appropriate court or courts, and the defendants have reserved the right to oppose the amount of any petition for fees and expenses.

Because the proposed settlements are still not final, and no fee petition has yet been submitted or approved, we are unable to predict with certainty the outcome of the litigations or to quantify any impact they may eventually have on our Company. An unfavorable outcome in these cases could have a material adverse effect on our financial condition and results of operations.

4. INVESTMENT IN AFFILIATES

Our unconsolidated joint venture (see Note 5) with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At March 31, 2012, the joint venture had aggregate outstanding indebtedness to third parties of $94,524. Neither joint venture partner guarantees the third party debt in the years presented. As of March 31, 2012 and December 31 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179, to the joint venture to fund a portion of construction costs of the resort. The loan we had extended to the joint venture was fully repaid in 2011.

Summary financial data for this joint venture as of and for the three months ended March 31, 2012 and 2011 is as follows:

Summarized Operating Data

	Three months ended March 31,
	2012	2011
Revenue	$10,885	$11,225
Operating expenses	7,583	7,783
Depreciation and amortization expense	1,933	1,904
Interest expense	681	746

	Three months ended March 31,
	2012	2011
Interest income	(1)	(1)

Net income	689	793
Distributions to preferred capital holders	440	440

Net income applicable to members	$249	$353

Income allocable to other joint venture partner	$127	$180

Income allocable to Great Wolf Resorts, Inc.	$122	$173
Amortization of capitalized cost	$(25)	$(25)

Equity in unconsolidated entities	$97	$148

Summarized Balance Sheet Data

	March 31, 2012	December 31, 2011
Property and equipment, net	$127,324	$129,073
Other assets	7,874	4,753
Current portion of long-term debt	94,524	95,270
Other liabilities	10,223	8,354
Members’ equity	30,451	30,202

We had receivables from the joint venture of $2,742 and $3,243 as of March 31, 2012 and December 31, 2011, respectively, that relate primarily to accrued preferred equity returns and management fees. We had payables to the joint venture of $28 and $27 as of March 31, 2012 and December 31, 2011, respectively. The amount of investment income and management fee income recorded by us is included in the Investment income – affiliates and Management and other fees – affiliates line items, respectively, on our consolidated statements of operations.

5. VARIABLE INTEREST ENTITIES

A legal entity is referred to as a variable interest entity if, by design (1) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. A variable interest entity must be consolidated if it is determined that we have both the (1) power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.

In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments and management agreements, to determine if an entity in which we have a variable interest is a variable interest entity and whether we must consolidate that variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on a consideration of all facts and circumstances including, but not limited to, our role in establishing the variable interest entity, our ongoing rights and responsibilities, the organization structure, and relevant financial and other agreements.

We have equity investments in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington as described in Note 4. We manage that resort and we have concluded that the joint venture is a variable interest entity due to the management contract that provides us with certain rights. However, we have concluded that we are not the primary beneficiary because the majority equity owner has substantive participating rights over the activities that most significantly impact the economic performance of the joint venture. As a result, we have concluded that power is shared between us and the other equity investor. As we share power with the majority equity owner, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity for the three months ended March 31, 2012 and 2011 or for the year ended December 31, 2011. During the three months ended March 31, 2012 and 2011, we did not provide any support to this entity that we were not contractually obligated to provide. Our maximum exposure to loss related to our involvement with this entity as of March 31, 2012 and 2011 is limited to the carrying value of our equity investments in the joint venture and receivables as of that date. Our exposure is limited because of the non-recourse nature of the borrowings of the joint venture. The total carrying values of those items on our balance sheet as of March 31, 2012 and December 31, 2011 is $27,150 and $27,554, respectively, and are included in the accounts receivable – affiliates and investments in and advances to affiliates line items on our consolidated balance sheet.

6. SHARE-BASED COMPENSATION

We recognized share-based compensation expense of $791 and $583, net of estimated forfeitures, for the three months ended March 31, 2012 and 2011, respectively. The total income tax expense recognized related to share-based compensation was $38 and $15 for the three months ended March 31, 2012 and 2011, respectively.

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of March 31, 2012, total unrecognized compensation cost related to share-based compensation awards was $2,734, which we expect to recognize over a weighted average period of approximately 2.0 years.

The Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorizes us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. At March 31, 2012, there were 198,259 shares available for future grants under the Plan.

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

We recorded no stock option expense for the three months ended March 31, 2012 or 2011. There were no stock options granted during the three months ended March 31, 2012 or 2011.

A summary of stock option activity during the three months ended March 31, 2012 is:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Number of shares under option:
Outstanding at beginning of period	15,500	$17.44	3.02 years
Exercised	—
Forfeited	—

Outstanding at end of period	15,500	$17.44	2.75 years
Exercisable at end of period	15,500	$17.44	2.75 years

At March 31, 2012 and 2011, the exercise prices of all of our outstanding and exercisable options were above our stock price. Therefore, there was no intrinsic value for our outstanding or exercisable shares at March 31, 2012 or 2011.

Upon the consummation of the Merger, all of our outstanding stock options will be cancelled for no consideration.

Market Condition Share Awards

Certain employees are eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 407,593 and 444,002 market condition share awards during the three months ended March 31, 2012 and 2011, respectively. We recorded share-based compensation expense of $527 and $205 for the three months ended March 31, 2012 and 2011, respectively.

Of the 2012 market condition shares granted:

•	255,107 were based on our common stock’s performance in 2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, 1/3 of the shares vest on December 31, 2012, 1/3 vest on December 31, 2013, and 1/3 vest on December 31, 2014. The per share fair value of these market condition shares was $2.12 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.14%
Expected stock price volatility	49.92%
Expected stock price volatility (small-cap stock index)	29.14%

We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the .89-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 10, 2010 through February 9, 2012.

•	76,243 were based on our common stock’s absolute performance during the three-year period 2010-2012. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.05 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.14%
Expected stock price volatility	49.92%

We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the .89-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period February 10, 2010 through February 9, 2012.

•	76,243 were based on our common stock’s performance in 2010-2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.22 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.14%

Expected stock price volatility	49.92%
Expected stock price volatility (small-cap stock index)	29.14%

We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the .89-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 10, 2010 through February 9, 2012.

Upon the consummation of the Merger, all of the 2012 market condition shares granted will be cancelled for no consideration.

Of the 2011 market condition shares granted:

•	277,894 were based on our common stock’s performance in 2011 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that were earned, 1/3 of the shares vest on December 31, 2011, 1/3 vest on December 31, 2012, and 1/3 vest on December 31, 2013. The per share fair value of these market condition shares was $2.35 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	0.25%
Expected stock price volatility	64.73%
Expected stock price volatility (small-cap stock index)	29.39%

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

We originally granted 277,894 market condition shares for 2011 and recorded expense during 2011 associated with that estimated number of shares to be issued for these market condition awards. The original share grant amount represented the number of shares that would be earned at a target level of performance. Based on our common stock’s performance in 2011, however, the maximum performance condition for these market condition share awards was met. As a result, we issued 416,841 shares related to these market condition awards. Accordingly, we recorded $109 of additional compensation expense in the fourth quarter of 2011 related to our employees earning the maximum level of shares rather than the target level of shares for these awards.

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

The original share grant amount represented the number of shares that would be earned at a target level of performance. In conjunction with the signing of the Merger Agreement on March 12, 2012, these shares were deemed granted at the maximum level of performance. As a result, we issued 124,581 shares related to these market condition awards. Accordingly, we recorded $37 of additional compensation expense in the first quarter of 2012 related to our employees being granted the maximum level of shares rather than the target level of shares for these awards.

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

The original share grant amount represented the number of shares that would be earned at a target level of performance. In conjunction with the signing of the Merger Agreement on March 12, 2012, these shares were deemed granted at the maximum level of performance. As a result, we issued 124,581 shares related to these market condition awards. Accordingly, we recorded $38 of additional compensation expense in the first quarter of 2012 related to our employees being granted the maximum level of shares rather than the target level of shares for these awards.

Of the 2010 market condition shares granted:

•	91,463 were based on our common stock’s absolute performance during the three-year period 2010-2012. For shares that were earned, half of the shares vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.53 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	—
Weighted average, risk free interest rate	1.27%
Expected stock price volatility	95.21%

We used an expected dividend yield of 0%, as we do not currently pay a dividend and do not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 2.75-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period June 29, 2007 through March 30, 2010.

The original share grant amount represented the number of shares that would be earned at a target level of performance. In conjunction with the signing of the Merger Agreement on March 12, 2012, these shares were deemed granted at the maximum level of performance. As a result, we issued 137,195 shares related to these market condition awards. Accordingly, we recorded $68 of additional compensation expense in the first quarter of 2012 related to our employees being granted the maximum level of shares rather than the target level of shares for these awards.

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

The original share grant amount represented the number of shares that would be earned at a target level of performance. In conjunction with the signing of the Merger Agreement on March 12, 2012, these shares were deemed granted at the maximum level of performance. As a result, we issued 137,195 shares related to these market condition awards. Accordingly, we recorded $70 of additional compensation expense in the first quarter of 2012 related to our employees being granted the maximum level of shares rather than the target level of shares for these awards.

Performance Share Awards

Certain employees are eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares are eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 85,036 and 92,633 performance shares during the three months ended March 31, 2012 and 2011, respectively. Shares granted in 2012 vest over a three year period, 2012-2014; and shares granted in 2011 vest over a three year period, 2011-2013.

The per share fair value of performance shares granted during the three months ended March 31, 2012 and 2011 was $3.35 and $3.23, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $70 and $71 for the three months ended March 31, 2012 and 2011, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $19 and $16 during the three months ended March 31, 2012 and 2011, respectively, related to the shares not issued.

Based on their achievement of certain individual and departmental performance goals:

•	Employees earned and were issued 75,152 performance shares in February 2012 related to the 2011 grants and

•	Employees earned and were issued 96,305 performance shares in February 2011 related to the 2010 grants.

Deferred Compensation Awards

Pursuant to their employment arrangements, certain executives received bonuses upon completion of our initial public offering. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. In 2008, one of the executives who had deferred a bonus payment resigned from our company. In 2012, the other executive who had deferred a bonus payment sold the shares in the deferred compensation plan. As a result, we have reclassified $2,200 previously recorded as deferred compensation to additional paid-in-capital.

We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation income of $34 and $6, for the three months ended March 31, 2012 and 2011, respectively.

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

A summary of non-vested shares activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares balance at beginning of period	910,678	$3.13
Granted	1,015,545	$2.43
Forfeited	(2,500)	$3.00
Vested	(163,998)	$2.49

Non-vested shares balance at end of period	1,759,725	$2.79

We recorded share-based compensation expense related to non-vested shares of $247 and $328 for the three ended March 31, 2012 and 2011, respectively.

Our non-vested shares had an intrinsic value of $5,270 and $184 at March 31, 2012 and 2011, respectively.

Upon the consummation of the Merger, each non-vested share then outstanding will become fully vested, and will then be cancelled and converted into the right to receive the Offer Price.

Vested Shares

During the three months ended March 31, 2011, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance. There was no non-cash professional fee expense recorded nor any shares issued related to these elections to receive shares in lieu of cash during the three months ended March 31, 2011.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Land and improvements	$57,665	$57,665
Building and improvements	417,087	417,385
Furniture, fixtures and equipment	346,154	344,825
Construction in process	230	142

	821,136	820,017
Less accumulated depreciation	(255,160)	(243,755)

Property and equipment, net	$565,976	$576,262

Depreciation expense for continuing operations was $11,406 and $12,163 for the three months ended March 31, 2012 and 2011.

8. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$65,159	$65,591
Pocono Mountains mortgage loan	92,685	93,015
Concord mortgage loan	53,007	54,055
First mortgage notes (net of discount of $7,662 and $8,046)	222,338	221,954

Other Long-Term Debt:
Junior subordinated debentures	80,545	80,545
Other	6	14

	513,740	515,174
Less current portion of long-term debt	(67,524)	(67,678)

Total long-term debt	$446,216	$447,496

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2012.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the quarter ended March 31, 2012, the DSCR for this loan was 1.04, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of March 31, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of March 31, 2012, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $36,632 as of March 31, 2012, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $65,159 as of March 31, 2012.

Given improved operating trends and performance at the properties during 2011 and the three months ended March 31, 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2012.

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

Concord Mortgage Loan—This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at March 31, 2012). This loan matures in July 2014 and has a one-year extension available at our option, assuming the property meets certain operating performance thresholds. This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at March 31, 2012.

In connection with the refinancing of this loan in 2011, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap that caps the loan at 8.00% interest rate through July 2014 at a cost of $274. The interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

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

The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (Issuers). The Notes are guaranteed by Great Wolf Resorts and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis. On March 12, 2012, Great Wolf Lodge of the Carolinas, LLC (the “Concord Borrower”), an indirect wholly-owned subsidiary of the Company, entered into a First Amendment to Loan Agreement (the “Concord Amendment”) with the lenders under the Concord loan agreement (the “Concord Lenders”), pursuant to which the Concord Borrower and the Concord Lenders agreed to amend the Concord loan agreement. Pursuant to the terms of the Concord Amendment, the Concord Lenders have consented to the Offer and the Merger and have agreed to extend the maturity of the Concord loan to December 31, 2016 and other modifications to the Concord loan agreement, in exchange for payment by the Concord Borrower of a fee equal to 2.25% of the outstanding principal balance of the Concord loan, which is payable at the time the Common Shares are accepted by Parent in the Offer, subject to certain conditions. The Concord Amendment will not be effective if the Offer is not consummated on or prior to July 12, 2012.

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

Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The indenture governing the debentures contains limitations on our ability, without the consent of the holders of the debentures, to make payments to our affiliates or for our affiliates to make payments to us if a default exists. The costs of the TPS offering totalled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debentures sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through July 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in July 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust III securities. The costs of the TPS offering totalled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. The proceeds from these debentures sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III in which Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter. The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through March 31,
2013	$4,153
2014	4,859
2015	113,502
2016	1,620
2017	86,723
Thereafter	310,545

Total	$521,402

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of March 31, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,788 in 2013, $1,914 in 2014, and $61,457 in 2015.

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

We measure our financial instruments using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (that is, interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis:

March 31, 2012

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$43	$—	$43

December 31, 2011

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$77	$—	$77

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of March 31, 2012, we estimate the total fair value of our long-term debt to be $1,922 more than its total carrying value due to the terms of the existing debt being different than those terms currently available to us for indebtedness with similar risks and remaining maturities. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

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

The trust that holds the assets to pay obligations under our deferred compensation plan has 11,765 shares of our common stock. We treat those shares of common stock as treasury stock for purposes of our earnings per share computations and therefore we exclude them from our basic and diluted earnings per share calculations. These shares were sold in February 2012.

Options to purchase 15,500 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2012, because the exercise prices of the options were greater than the average market price of the common shares during that period. There were 492,629 shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2012, because the market and/or performance criteria related to these shares had not been met at March 31, 2012.

Basic and diluted earnings per common share are as follows:

	Three months ended March 31,
	2012	2011
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(9,228)	$(12,890)
(Loss) income from discontinued operations, net of tax	(36)	6,916

Net loss attributable to Great Wolf Resorts, Inc.	$(9,264)	$(5,974)

Weighted average common shares outstanding — basic	31,629,070	31,194,900
Weighted average common shares outstanding — diluted	31,629,070	31,194,900

Loss attributable to loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax per shares — basic	$(0.29)	$(0.41)
(Loss) income attributable to discontinued operations, net of tax — basic	(0.00)	$0.22

Net loss attributable to Great Wolf Resorts, Inc. per share — basic	$(0.29)	$(0.19)

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

A summary of balance sheet data and operating activity related to this discontinued operation is as follows:

Balance sheet data:	March 23, 2011
Total assets	$6,463
Total liabilities	$13,587

As part of the sales transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

	Three months ended March 31,	January 1 – March 23,
	2012	2011
Revenues	$—	$1,578
Operating expenses	(38)	(1,424)
Gain on sale	—	6,667
Interest expense, net of interest income	—	(76)
Income tax expense	2	171

(Loss) income from discontinued operations, net of tax	$(36)	$6,916

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

The following tables present the condensed consolidating balances sheets of the Company (Parent), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of March 31, 2012 and December 31, 2011, the condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011 and the condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,205	$29,048	$(2,273)	$7,905	$—	$43,885
Escrows	—	—	—	4,061	—	4,061
Accounts receivable	435	—	2,352	2,182	—	4,969
Accounts receivable—affiliate	—	—	741	2,001	—	2,742
Accounts receivable—consolidating entities	7,753	469,085	658,444	225,056	(1,360,338)	—
Inventory	—	—	3,347	4,940	—	8,287
Other current assets	2,107	—	1,830	4,522	—	8,459

Total current assets	19,500	498,133	664,441	250,667	(1,360,338)	72,403
Property and equipment, net	—	—	324,907	241,069	—	565,976
Investments in consolidating entities	197,994	279,857	—	—	(477,851)	—
Investments in and advances to affiliate	—	—	—	24,407	—	24,407
Other assets	9,590	6,334	8,590	1,464	—	25,978
Intangible assets	1,365	—	4,668	20,642	—	26,675

Total assets	$228,449	$784,324	$1,002,606	$538,249	$(1,838,189)	$715,439

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6	$67,518	$—	$67,524
Accounts payable	49	—	1,761	2,718	—	4,528
Accounts payable—affiliate	—	—	—	28	—	28
Accounts payable—consolidating entities	6,492	351,420	809,689	192,737	(1,360,338)	—
Accrued interest payable	464	12,506	—	1,028	—	13,998
Accrued expenses	4,626	66	11,625	10,891	—	27,208
Advance deposits	—	—	7,162	8,496	—	15,658
Other current liabilities	3,309	—	919	1,193	—	5,421

Total current liabilities	14,940	363,992	831,162	284,609	(1,360,338)	134,365
Mortgage debt	—	222,338	—	143,333	—	365,671
Other long-term debt	80,545	—	—	—	—	80,545
Deferred compensation liability	—	—	1,936	—	—	1,936

Total liabilities	95,485	586,330	833,098	427,942	(1,360,338)	582,517
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock	334	—	—	—	—	334
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	404,853	456,693	163,514	293,179	(913,386)	404,853
Accumulated deficit	(272,223)	(258,699)	5,994	(182,830)	435,535	(272,223)

Total Great Wolf Resorts, Inc. stockholders’ equity	132,964	197,994	169,508	110,349	(477,851)	132,964
Noncontrolling interest	—	—	—	(42)	—	(42)

Total equity	132,964	197,994	169,508	110,307	(477,851)	132,922

Total liabilities and equity	$228,449	$784,324	$1,002,606	$538,249	$(1,838,189)	$715,439

CONSOLIDATING BALANCE SHEET

December 31, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,039	$15,980	$814	$6,934	$—	$33,767
Escrows	—	—	—	2,618	—	2,618
Accounts receivable	327	—	1,335	1,998	—	3,660
Accounts receivable — affiliate	—	—	1,461	1,782	—	3,243
Accounts receivable — consolidating entities	10,417	472,289	582,378	206,399	(1,271,483)	—
Inventory	—	—	2,882	4,688	—	7,570
Other current assets	2,093	—	1,673	3,401	—	7,167

Total current assets	22,876	488,269	590,543	227,820	(1,271,483)	58,025
Property and equipment, net	—	—	330,496	245,766	—	576,262
Investment in consolidating entities	200,123	274,959	—	—	(475,082)	—
Investment in and advances to affiliate	—	—	—	24,311	—	24,311
Other assets	9,765	6,702	7,964	1,618	—	26,049
Intangible assets	1,365	—	4,668	20,642	—	26,675

Total assets	$234,129	$769,930	$933,671	$520,157	$(1,746,565)	$711,322

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14	$67,664	$—	$67,678
Accounts payable	1	—	1,907	3,393	—	5,301
Accounts payable — affiliate	—	—	10	17	—	27
Accounts payable — consolidating entities	5,730	341,588	747,086	177,079	(1,271,483)	—
Accrued expenses	1,589	6,265	13,702	10,667	—	32,223
Advance deposits	—	—	2,685	5,030	—	7,715
Other current liabilities	4,384	—	1,132	2,013	—	7,529

Total current liabilities	11,704	347,853	766,536	265,863	(1,271,483)	120,473
Mortgage debt	—	221,954	—	144,997	—	366,951
Other long-term debt	80,545	—	—	—	—	80,545
Deferred compensation liability	—	—	1,502	—	—	1,502

Total liabilities	92,249	569,807	768,038	410,860	(1,271,483)	569,471
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	325	—	—	—	—	325
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	404,714	456,693	163,514	293,179	(913,386)	404,714
Accumulated deficit	(262,959)	(256,570)	2,119	(183,853)	438,304	(262,959)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	141,880	200,123	165,633	109,326	(475,082)	141,880
Noncontrolling interest	—	—	—	(29)	—	(29)

Total equity	141,880	200,123	165,633	109,297	(475,082)	141,851

Total liabilities and equity	$234,129	$769,930	$933,671	$520,157	$(1,746,565)	$711,322

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2012

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$21,529	$23,896	$—	$45,425
Food and beverage	—	—	6,174	6,373	—	12,547
Other	—	—	5,288	6,017	—	11,305
Management and other fees	161	—	6,366	5	(5,835)	697
Management and other fees—affiliates	—	—	973	—	—	973

	161	—	40,330	36,291	(5,835)	70,947
Other revenue from managed properties	—	—	3,070	—	—	3,070
Other revenue from managed properties—affiliates	—	—	2,772	—	—	2,772

Total revenues	161	—	46,172	36,291	(5,835)	76,789

Operating expenses by department:
Rooms	—	—	3,883	3,968	(911)	6,940
Food and beverage	—	—	4,732	4,722	—	9,454
Other	—	—	4,328	5,404	—	9,732
Other operating expenses:
Selling, general and administrative	5,613	46	13,524	8,320	(4,924)	22,579
Property operating costs	—	—	3,735	4,001	—	7,736
Depreciation and amortization	38	349	6,126	5,506	—	12,019

	5,651	395	36,328	31,921	(5,835)	68,460
Other expenses from managed properties	—	—	3,070	—	—	3,070
Other expenses from managed properties—affiliates	—	—	2,772	—	—	2,772

Total operating expenses	5,651	395	42,170	31,921	(5,835)	74,302

Net operating (loss) income	(5,490)	(395)	4,002	4,370	—	2,487
Investment income—affiliates	—	—	—	(220)	—	(220)
Interest income	(53)	(3)	—	(2)	—	(58)
Interest expense	1,584	6,636	—	3,437	—	11,657

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(7,021)	(7,028)	4,002	1,155	—	(8,892)
Income tax expense	114	—	127	200	—	441
Equity in loss (income) of unconsolidated affiliates, net of tax	2,129	(4,899)	—	(92)	2,770	(92)

Net (loss) income from continuing operations	(9,264)	(2,129)	3,875	1,047	(2,770)	(9,241)
Discontinued operations, net of tax	—	—	—	36	—	36

Net (loss) income	(9,264)	(2,129)	3,875	1,011	(2,770)	(9,277)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(13)	—	(13)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(9,264)	$(2,129)	$3,875	$1,024	$(2,770)	$(9,264)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$20,142	$22,045	$—	$42,187
Food and beverage	—	—	5,521	5,681		11,202
Other	—	—	4,941	6,238	—	11,179
Management and other fees	155	—	5,728	18	(5,148)	753
Management and other fees — affiliates	—	—	1,003	—	—	1,003

	155	—	37,335	33,982	(5,148)	66,324
Other revenue from managed properties	—	—	2,837	—	—	2,837
Other revenue from managed properties — affiliates	—	—	2,724	—	—	2,724

Total revenues	155	—	42,896	33,982	(5,148)	71,885

Operating expenses by department:
Rooms	—	—	3,400	3,494	(847)	6,047
Food and beverage	—	—	4,268	4,192	—	8,460
Other	—	—	3,964	5,453	—	9,417
Other operating expenses:
Selling, general and administrative	893	33	12,479	7,794	(4,218)	16,981
Property operating costs	—	—	4,113	4,311	—	8,424
Depreciation and amortization	38	326	6,353	6,531	—	13,248

	931	359	34,577	31,775	(5,065)	62,577
Other expenses from managed properties	—	—	2,837	—	—	2,837
Other expenses from managed properties — affiliates	—	—	2,724	—	—	2,724

Total operating expenses	931	359	40,138	31,775	(5,065)	68,138

Net operating (loss) income	(776)	(359)	2,758	2,207	(83)	3,747
Investment income — affiliates	—	—	—	(242)	—	(242)
Interest income	(49)	(3)	—	(3)	—	(55)
Interest expense	1,584	6,636	—	3,877	—	12,097

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,311)	(6,992)	2,758	(1,425)	(83)	(8,053)
Income tax (benefit) expense	4,736	—	104	162	—	5,002
Equity in (income) loss of affiliates, net of tax	(1,073)	(8,065)	—	(151)	9,138	(151)

Net (loss) income from continuing operations	(5,974)	1,073	2,654	(1,436)	(9,221)	(12,904)
Discontinued operations, net of tax	—	—	—	(6,833)	(83)	(6,916)

Net (loss) income	(5,974)	1,073	2,654	5,397	(9,138)	(5,988)
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(14)	—	(14)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(5,974)	$1,073	$2,654	$5,411	$(9,138)	$(5,974)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2012

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(9,264)	$(2,129)	$3,745	$1,011	$(2,640)	$(9,277)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	38	349	6,126	5,506	—	12,019
Bad debt expense	—	—	—	10	—	10
Non-cash employee compensation and professional fees expense	—	—	791	—	—	791
Equity in loss (income) of unconsolidated affiliates	2,129	(4,769)	—	(97)	2,640	(97)
Deferred tax expense	120	—	—	—	—	120
Changes in operating assets and liabilities	2,701	6,308	395	2,282	—	11,686

Net cash (used in) provided by operating activities	(4,276)	(241)	11,057	8,712	—	15,252

Investing activities:
Capital expenditures for property and equipment	—	—	(620)	(501)	—	(1,121)
Investment in development	—	—	(53)	—	—	(53)
Increase in restricted cash	—	—	—	(2,416)	—	(2,416)

Net cash used in investing activities	—	—	(673)	(2,917)	—	(3,590)

Financing activities:
Principal payments on long-term debt	—	383	(8)	(1,810)	—	(1,435)
Payment of loan costs	3	(110)	—	(2)	—	(109)
Advances from consolidating entities, net	3,439	13,036	(13,463)	(3,012)	—	—

Net cash provided by (used in) financing activities	3,442	13,309	(13,471)	(4,824)	—	(1,544)

Net (decrease) increase in cash and cash equivalents	(834)	13,068	(3,087)	971	—	10,118
Cash and cash equivalents, beginning of period	10,039	15,980	814	6,934	—	33,767

Cash and cash equivalents, end of period	$9,205	$29,048	$(2,273)	$7,905	$—	$43,885

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(5,974)	$1,073	$2,654	$5,397	$(9,138)	$(5,988)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	38	326	6,353	6,632	—	13,349
Bad debt expense	—	—	(3)	17	—	14
Non-cash employee compensation and professional fees expense	—	—	583	—	—	583
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)	—	(6,667)
Equity in (income) losses of affiliates	(1,073)	(8,065)	—	(147)	9,138	(147)
Deferred tax benefit	4,562	—	—	—	—	4,562
Changes in operating assets and liabilities	(483)	5,680	(634)	(1,301)	—	3,262

Net cash (used in) provided by operating activities	(2,930)	(986)	8,953	3,931	—	8,968

Investing activities:
Capital expenditures for property and equipment	—	—	(691)	(10)	—	(701)
Loan repayment from unconsolidated affiliates	—	—	—	807	—	807
Investment in development	—	—	(67)	—	—	(67)
Proceeds from sale of a discontinue operation	—	—	—	4,200	—	4,200
Increase in restricted cash	(1,000)	—	—	(1,412)	—	(2,412)

Net cash (used in) provided in investing activities	(1,000)	—	(758)	3,585	—	1,827

Financing activities:
Principal payments on long-term debt	—	383	(8)	(1,131)	—	(756)
Payment of loan costs	—	(103)	—	(21)	—	(124)
Advances from consolidating entities, net	3,914	12,638	(11,102)	(5,450)	—	—

Net cash provided by (used in) financing activities	3,914	12,918	(11,110)	(6,602)	—	(880)

Net (decrease) increase in cash and cash equivalents	(16)	11,932	(2,915)	914	—	9,915
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	—	36,988

Cash and cash equivalents, end of period	$10,031	$36,100	$(3,243)	$4,015	$—	$46,903

13. SUBSEQUENT EVENTS

On April 30, 2012, the Issuers, the Subsidiary Guarantors, the Non-Guarantor Subsidiary Guarantors and U.S. Bank National Association, as trustee, entered into a supplemental indenture giving effect to the amendment (the “Proposed COC Amendment”) to the indenture pursuant to which the first mortgage notes were issued (the "Indenture") and the Issuers received the requisite consents, pursuant to a consent solicitation commenced on March 12, 2012, from holders of at least a majority of the aggregate principal amount of all outstanding Notes to waive the obligation to make a “Change of Control Offer” under the Indenture with respect to, among other things, the previously announced transactions contemplated by the Merger Agreement.

Pursuant to the terms of the supplemental indenture, it is effective immediately upon execution, but the Proposed COC Amendment will not become operative until the Issuers pay to the holders who delivered valid and unrevoked consents to the Proposed COC Amendment the consent payment equal to $2.50 per $1,000 principal amount of first mortgage notes (the “COC Consent Fee”). However, the Issuers’ obligation to pay the COC Consent Fee is conditioned upon the completion, on or prior to July 10, 2012, of the equity tender offer (the “Equity Tender Offer”), commenced March 13, 2012, pursuant to which an affiliate of Apollo Global Management LLC offered to purchase all outstanding shares of Great Wolf common stock (the “Transaction Condition”). On May 4, 2012, the Issuers paid the COC Consent Fee to D.F. King & Co., Inc., as agent for consenting holders of first mortgage notes, promptly following the consummation of the Equity Tender Offer (as disclosed below).

The Equity Tender Offer expired at 9:00 a.m., New York City time, on May 4, 2012. According to Computershare, the depositary for the Offer, as of the expiration of the Offer, a total of approximately 24,054,129 Common Shares were validly tendered and not validly withdrawn in the Offer, representing approximately 72% of the Common Shares outstanding. In addition, 1,398,852 Common Shares were delivered through notices of guaranteed delivery. If all guaranteed delivery shares are received, approximately 76% of the outstanding shares will have been tendered. Merger Sub accepted Common Shares that were validly tendered and not validly withdrawn for payment pursuant to the terms of the Offer and paid for all Common Shares that were validly tendered and not validly withdrawn promptly.

On May 4, 2012, Parent completed its acquisition of the Company through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming an indirect wholly owned subsidiary of Parent, in accordance with the short-form merger provisions of the Delaware General Corporation Law.

Also on May 4, 2012, the Company notified the NASDAQ Global Market of the completion of the Merger and requested that trading of the Company’s shares be suspended.

The total cost to acquire all outstanding shares pursuant to the Offer and the Merger was approximately $262 million. The Company incurred fees and expenses of approximately 13 million in connection with the Offer and the Merger. The source of the funds for the acquisition of the Company was provided by equity capital contributed by certain equity funds managed by Apollo Management VII, L.P.

As a result of the Merger, the Company’s capital structure has changed materially and future presentations will distinguish between a “Predecessor” for periods prior to the Merger, and a “Successor” for periods subsequent to the Merger. The Merger will be accounted for as a business combination using the acquisition method of accounting and Successor financial statements will reflect a new basis of accounting that will be based on the fair value of assets acquired and liabilities assumed as of the Merger date. A determination of these fair values will reflect appraisals prepared by independent third parties and will be based on actual tangible and identifiable intangible assets and liabilities that existing as of the Merger date.

Following the Merger, the Concord Amendment became effective in accordance with its terms, (as discussed in Note 7).

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

Overview

The terms “Great Wolf Resorts,” “us,” “we,” “our” and “Company” used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries. As discussed below, we are currently party to the Merger Agreement (as defined below), and the transactions contemplated by the Merger Agreement are expected to be completed during the second quarter of 2012. Except where noted specifically, we have presented the information in this report (including with respect to our plans and expectations) as if such transactions have not been completed. Once such transactions are completed, our plans and expectations may change based on our new ownership, and we are currently unable to predict the nature of such changes.

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

On March 12, 2012, we entered into an Agreement and Plan of Merger (the Merger Agreement) with K-9 Acquisition, Inc., a Delaware corporation (Merger Sub) and a direct wholly-owned subsidiary of K-9 Holdings, Inc., a Delaware corporation (Parent). Pursuant to the terms of the Merger Agreement, a tender offer (the Offer) agreed to commence to acquire all of the outstanding shares of common stock of the Company (Common Shares) at a purchase price of $5.00 per share (the Offer Price), net to the holder in cash, without any interest and subject to any withholding taxes, to be followed by a merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the Merger). On April 20, 2012, the terms of the Merger Agreement were amended to include a new Offer Price of $7.85 per share.

The transactions described above are expected to be completed during the second quarter of 2012. The consummation of the Offer and the Merger are subject to various closing conditions, including the tender of at least fifty percent of the Common Shares and other customary conditions. The Offer is not subject to a financing condition. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $10,467.

The following table presents an overview of our portfolio of resorts. As of March 31, 2012, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

	Ownership Percentage	Opened	Number of Guest Suites		Indoor Entertainment Area (1)
Wisconsin Dells, WI (3)	—	1997	385	(2)	102,000
Sandusky, OH (3)	—	2001	271		41,000
Traverse City, MI	100%	2003	280		57,000
Kansas City, KS	100%	2003	281		57,000
Williamsburg, VA (4)	100%	2005	405		87,000
Pocono Mountains, PA (4)	100%	2005	401		101,000
Niagara Falls, ONT (5)	—	2006	406		104,000
Mason, OH (4)	100%	2006	401		105,000
Grapevine, TX (4)	100%	2007	605		110,000
Grand Mound, WA (6)	49%	2008	398		74,000
Concord, NC (4)	100%	2009	402		97,000

(1)

Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, family tech center, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of March 31, 2012 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended March 31, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of July 2011 indicates that there are 141 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47 properties, 11 are Great Wolf Lodges.

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

Our business model is highly dependent on consumer spending, because the substantial majority of our revenues are earned from leisure guests, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past several years, the slowdown in the U.S. economy and accompanying economic recession has generally led to a decrease in credit available to consumers and a related decrease in consumer confidence and consumer discretionary spending. These trends generally continued through the first quarter 2012 as consumers have experienced several negative economic impacts over the past few years, including:

•	continued turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	increasing energy and commodity prices (particularly food) in 2011 and 2012;

•	a high national unemployment rate;

•	economic uncertainty due to potential sovereign defaults;

•	a slowdown in economic growth and lack of consistent job creation during 2012;

•	a continuing decline in the national average of home prices and an increase in the national home foreclosure rate; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2011.

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

•

In 2010, the master servicer for our loan that is secured by our Traverse City and Kansas City resorts implemented a lock-box cash management arrangement due to the properties not meeting a minimum debt service coverage ratio test under the loan. The loan is not in default and the outstanding principal balance is not due currently, but accounting rules require us to classify the entire loan balance as a current liability as of March 31, 2012. We recorded an $18,741 impairment charge in 2010 related to our Traverse City and Kansas City resorts to reflect a decline in their estimated fair value. Although the operating performance of the two properties securing this loan has improved in 2011 and during the three months ended March 31, 2012, we expect the properties to continue to feel the effects of the regional economic declines experienced over the past several years and to produce operating results below what they had produced prior to 2008.

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

Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, and depreciation and amortization (EBITDA). Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the three months ended March 31, 2012. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

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

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the three months ended March 31, 2012, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.

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

Noncontrolling Interests — We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of March 31, 2012.

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

Income Taxes — At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We use that estimated effective tax rate in providing for income taxes on a year-to-date basis. We account for the tax effect of significant unusual or extraordinary items in the period in which they occur. We account for major changes in our valuation allowance within continuing operations in the period in which they occur. As of March 31, 2012, we increased our valuation allowance by $4,772 as a result of the sale of our Blue Harbor Resort in Sheboygan, Wisconsin. The increase was due to uncertainties related to our ability to utilize some of our deferred tax assets generated as a result of that sale, primarily consisting of certain net operating loss carryforwards, before they expire.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as described above, there have been no material changes in any of our critical accounting policies since December 31, 2011.

Recent Accounting Pronouncements

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

	Three months ended March 31,
	2012	2011
Net loss attributable to Great Wolf Resorts, Inc.	$(9,264)	$(5,974)
Adjustments:
Interest expense, net of interest income	11,599	12,117
Income tax expense	444	4,826
Depreciation and amortization	12,019	13,349

EBITDA	$14,798	$24,318

Results of Operations

General

Our financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary, which is a developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interest in the Grand Mound resort, in which we have a minority ownership interest but which we do not consolidate.

Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

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

Our other operating expenses include the following items:

•

selling, general and administrative expenses, which are associated with the operations and management of resorts and our CK subsidiary and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.

Three months ended March 31, 2012, compared with the three months ended March 31, 2011

The following table shows key operating statistics for our resorts for the three months ended March 31, 2012 and 2011:

	All Properties		Same Store Comparison (a)
	2012	2012	2011	$	%
Occupancy	65.3%	65.3%	62.5%	N/A	4.5%
ADR	$265.50	$265.50	$265.12	$0.38	0.1%
RevPAR	$173.47	$173.47	$165.60	$7.87	4.8%
Total RevPOR	$408.32	$408.32	$406.33	$1.99	0.5%
Total RevPAR	$266.79	$266.79	$253.80	$12.99	5.1%
Non-rooms revenue per occupied room	$142.82	$142.82	$141.21	$1.61	1.1%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2012 and 2011 (that is, all properties other than our Blue Harbor Resort in Sheboygan, WI).

The positive changes in key operating statistics for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, appear to be the result of:

•	incremental stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns; and

•	an increase in overall consumer demand for our properties.

Presented below are selected amounts from the statements of operations for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Increase / (Decrease)
Revenues	$76,789	$71,885	$4,904
Operating expenses:
Departmental operating expenses	26,126	23,924	2,202
Selling, general and administrative	22,579	16,981	5,598
Depreciation and amortization	12,019	13,248	(1,229)
Net operating income	2,487	3,747	(1,260)
Income tax expense	441	5,002	(4,561)
Discontinued operations, net of tax	36	(6,916)	6,952
Net loss attributable to Great Wolf Resorts, Inc.	(9,264)	(5,974)	(3,290)

Revenues. Total revenues increased due to the following:

•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business; and

•	An increase in consumer demand for our properties.

Operating expenses.

•	Departmental operating expenses increased by $2,202 in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due primarily to an increase in revenues.

•

Selling, general and administrative expenses increased by $5,598 in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due primarily to expenses related to the proposed Merger Transaction.

•	Total depreciation and amortization decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to assets becoming more fully depreciated.

Net operating income. During the three months ended March 31, 2012, we had net operating income of $2,487 as compared to net operating income of $3,747 for the three months ended March 31, 2011.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. increased primarily due to:

•	a decrease in net operating income of $1,260; and

•

a decrease in income tax expense that was mainly due to an increase in our valuation allowance of $4,772, as a result of our sale of Blue Harbor Resort in the three months ended March 31, 2011. This increase was due to the uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operation loss carryforwards, before they expire. There is no similar increase in our valuation allowance for the three months ended March 31, 2012.

Segments

We are organized into a single operating division. Within that operating division, we have two reportable segments:

•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.

See our Segments section in our Summary of Significant Accounting Policies, in Note 2 of our condensed consolidated financial statements.

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Resort Ownership/Operation
Revenues	$68,719	$63,253	$5,466
EBITDA	19,050	23,342	(4,292)
Resort Third-Party Management/License
Revenues	7,512	7,317	195
EBITDA	1,670	1,756	(86)
Other
Revenues	558	1,315	(757)
EBITDA	(5,922)	(780)	(5,142)

The Other column in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments.

Liquidity and Capital Resources

We had total indebtedness of $513,739 and $515,174 as of March 31, 2012 and December 31, 2011, respectively, summarized as follows:

	March 31, 2012	December 31, 2011
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$65,159	$65,591
Pocono Mountains mortgage loan	92,685	93,015
Concord mortgage loan	53,007	54,055
First mortgage notes (net of discount of $7,662 and $8,046)	222,338	221,954
Other Long-Term Debt:
Junior subordinated debentures	80,545	80,545
Other	6	14

	513,740	515,174
Less current portion of long-term debt	(67,524)	(67,678)

Total long-term debt	$446,216	$447,496

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2012.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the quarter ended March 31, 2012, the DSCR for this loan was 1.04, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of March 31, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of March 31, 2012, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. We believe the combined market value of the two properties securing this loan is now significantly less than the principal amount of the loan. The properties had a combined net book value of $36,632 as of March 31, 2012, which includes the effect of an impairment charge we recorded in 2010 to adjust the carrying value of the properties to their estimated fair value, and the amount of debt outstanding under the loan was $65,159 as of March 31, 2012.

Given improved operating trends and performance at the properties during 2011 and the three months ended March 31, 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2012.

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

Concord Mortgage Loan—This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at March 31, 2012). This loan matures in July 2014 and has a one-year extension available at our option, assuming the property meets certain operating performance thresholds. This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at March 31, 2012.

In connection with the refinancing of this loan in 2011, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed an interest rate cap that caps the loan at 8.00% interest rate through July 2014 at a cost of $274. The interest rate cap was designated as an ineffective cash flow hedge. We mark the interest rate cap to market and record the change to interest expense.

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

The Notes are senior obligations of GWR Operating Partnership, LLLP and Great Wolf Finance Corp (Issuers). The Notes are guaranteed by Great Wolf Resorts and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis. On March 12, 2012, Great Wolf Lodge of the Carolinas, LLC (the “Concord Borrower”), an indirect wholly-owned subsidiary of the Company, entered into a First Amendment to Loan Agreement (the “Concord Amendment”) with the lenders under the Concord loan agreement (the “Concord Lenders”), pursuant to which the Concord Borrower and the Concord Lenders agreed to amend the Concord loan agreement. Pursuant to the terms of the Concord Amendment, the Concord Lenders have consented to the Offer and the Merger and have agreed to extend the maturity of the Concord loan to December 31, 2016 and other modifications to the Concord loan agreement, in exchange for payment by the Concord Borrower of a fee equal to 2.25% of the outstanding principal balance of the Concord loan, which is payable at the time the Common Shares are accepted by Parent in the Offer, subject to certain conditions. The Concord Amendment will not be effective if the Offer is not consummated on or prior to July 12, 2012.

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

Trust I used the proceeds of the offering and our investment to purchase from us $51,550 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS. The indenture governing the debentures contains limitations on our ability, without the consent of the holders of the debentures, to make payments to our affiliates or for our affiliates to make payments to us if a default exists. The costs of the TPS offering totalled $1,600, including $1,500 of underwriting commissions and expenses and $100 of costs incurred directly by Trust I. Trust I paid these costs utilizing an investment from us. These costs are being amortized over a 30-year period. The proceeds from our debentures sale, net of the costs of the TPS offering and our investment in Trust I, were $48,400. We used the net proceeds to retire a construction loan.

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through July 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in July 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

Trust III used the proceeds of the offering and our investment to purchase from us $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust III securities. The costs of the TPS offering totalled $932, including $870 of underwriting commissions and expenses and $62 of costs incurred directly by Trust III. Trust III paid these costs utilizing an investment from us. The proceeds from these debentures sales, net of the costs of the TPS offering and our investment in Trust III, were $27,193. We used the net proceeds for development costs.

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III in which Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter. The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through March 31,
2013	$4,153
2014	4,859
2015	113,502
2016	1,620
2017	86,723
Thereafter	310,545

Total	$521,402

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of March 31, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,788 in 2013, $1,914 in 2014, and $61,457 in 2015.

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

Historically, we have satisfied our short-term liquidity requirements through a combination of operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months

Long-Term Liquidity Requirements

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

•

Expenditures related to capital expenditures for our existing resorts were $1,121 for the three months ended March 31, 2012. We expect to have approximately $9,000 of such expenditures for the rest of 2012.

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

Off Balance Sheet Arrangements

We have one unconsolidated joint venture arrangement at March 31, 2012. We account for our unconsolidated joint venture using the equity method of accounting.

Our joint venture with The Confederated Tribes of the Chehalis Reservation (the Tribe) owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. At March 31, 2012, the joint venture had aggregate outstanding indebtedness to third parties of $94,524. As of March 31, 2012, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resort. The loan we had with the joint venture was fully repaid in 2011.

The joint venture has begun discussions with the current lender to extend the current loan maturity date. Based on our discussions with the lender to-date, the loan extension will require significant funds to satisfy a principal paydown of the current loan, as well as related costs and escrows associated with the loan extension. Although the resort has generated positive cash flow historically and expects to do so in 2012, we do not currently believe that the joint venture’s standalone cash flow will be sufficient to fund both the resort’s operating requirements and the amounts required for the loan extension. As a result, we believe our ability to extend the loan will require additional steps by us to ensure sufficient cash flows for operating and loan extension purposes.

We believe that we and the Tribe will need to provide sufficient cash flows to the joint venture to ensure a successful closing of the loan extension transaction. Should the joint venture be unable to obtain a satisfactory loan extension or should the joint venture be unable or unwilling to provide cash flows to us to assist in closing on that loan extension, however, the lender could avail itself of remedies under the current loan agreement. Those remedies could include foreclosure on the resort’s assets, which would have a material impact on our financial position and operating results. Such a foreclosure or similar action by the lender could have a material adverse effect on our financial condition and results of operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012:

	Payment Terms
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations (1)	$ 685,834	$39,437	$187,589	$148,263	$310,545
Operating lease obligations	3,665	847	1,681	840	297
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$690,767	$40,284	$189,270	$149,103	$312,110

(1)	Amounts include interest (for fixed rate debt) and principal. Amounts do not give effect to the Concord Amendment, which will be effective only upon completion of the Offer.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $43,885 of available cash and cash equivalents and a working capital deficit of $61,962 (current assets less current liabilities) at March 31, 2012, compared to the $33,767 of available cash and cash equivalents and a working capital deficit of $62,448 at December 31, 2011. The primary reasons for the working capital deficit as of March 31, 2012 and December 31, 2011 are:

•	An increase accrued interest payable related our first mortgage notes that closed in April 2010, and

•

The classification of our Traverse City/Kansas City mortgage loan (principal balance of $65,159 as of March 31, 2012) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of March 31, 2012, the loan is not in default, and the principal balance is not currently due.

Cash Flows

Three months ended March 31, 2012, compared with the three months ended March 31, 2011

	2012	2011	Increase/ (Decrease)
Net cash provided by operating activities	$15,252	$8,968	$6,284
Net cash (used in) provided by investing activities	(3,590)	1,827	(5,417)
Net cash used in financing activities	(1,544)	(880)	(664)

Operating Activities. The increase in net cash provided by operating activities resulted primarily from an increase in accounts payable, accrued expenses and other liabilities during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, resulted primarily from the proceeds received from our sale of our Sheboygan resort during the three months ended March 31, 2011.

Financing Activities. The increase in net cash used in financing activities resulted primarily from an increase in principal payments on long term debt as it relates to our Concord loan during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

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

As of March 31, 2012, we had total indebtedness of $513,739. This debt consisted of:

•	$65,159 of fixed rate debt secured by two of our resorts. This debt bears interest at 6.96%. This loan matures in January 2015.

•	$92,685 of fixed rate debt secured by one of our resorts. This debt bears interest at 6.10%. This loan matures in January 2017.

•

$53,007 of variable rate debt secured by one of our resorts. This debt bears interest at a floating annual rate of LIBOR plus a spread of 310 basis points, with a minimum rate of 6.00% per annum. The effective rate was 6.00% at March 31, 2012. This loan matures in July 2014.

•	$222,338 (net of discount of $7,662) of Notes that are secured by first priority liens on three of our resorts. The Notes bear interest at 10.875%. The notes are due April 2017.

•	$51,550 of subordinated notes that bear interest at a fixed rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•	$28,995 of subordinated notes that bear interest at a fixed rate of 7.90% through July 2012 and then at a floating rate of LIBOR plus 550 basis points thereafter. The securities mature in July 2017.

•	$6 related to a capital lease that was entered into in June 2009. The lease matures in May 2012.

As of March 31, 2012, we estimate the total fair value of the indebtedness described above to be $1,922 more than their total carrying values, due to the terms of the existing debt being different than those terms we believe would currently be available to us for indebtedness with similar risks and remaining maturities.

At March 31, 2012 our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balance outstanding and current interest rates in effect as of March 31, 2012, as LIBOR plus the loans’ basis point spreads would not increase or decrease above the loans’ minimum rate floor.

During the three months ended March 31, 2012, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of March 31, 2012, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2012. We have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 12, 2012, Great Wolf Resorts, Inc. (the Company) entered into an Agreement and Plan of Merger (the Merger Agreement) with K-9 Acquisition, Inc., a Delaware corporation (Merger Sub) and a direct wholly-owned subsidiary of K-9 Holdings, Inc., a Delaware corporation (Parent). Pursuant to the terms of the Merger Agreement, a tender offer (the Offer) agreed to commence to acquire all of the outstanding shares of common stock of the Company (Common Shares) at a purchase price of $5.00 per share (the Offer Price), net to the holder in cash, without any interest and subject to any withholding taxes, to be followed by a merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the Merger). On April 20, 2012, the terms of the Merger Agreement were amended to include a new Offer Price of $7.85 per share.

The transactions described above are expected to be completed during the first half of 2012. The consummation of the Offer and the Merger are subject to various closing conditions, including the tender of at least fifty percent of the Common Shares and other customary conditions. The Offer is not subject to a financing condition. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $10,467.

On March 14, 2012, a class action complaint was filed in the Delaware Court of Chancery against the Company, its directors, Apollo Management VII, L.P., Parent and Merger Sub. In that case, the plaintiff, on behalf of a putative class of stockholders, sought to enjoin the proposed transaction that was the subject of the Merger Agreement. Seven other lawsuits followed, four of which were filed in Delaware Chancery Court, two in the Circuit Court, Civil Division for Dane County in the State of Wisconsin (the “Wisconsin State-court Actions”), and one in the United States District Court for the Western District of Wisconsin (the “Wisconsin Federal-court Action”). The Delaware cases were consolidated into a single action (the “Delaware Action”).

On April 25, 2012, the parties to the Delaware Action and the Wisconsin State-court Actions reached an agreement in principle to settle those cases. The proposed settlement, which is subject to court approval following notice to the class and a hearing, provides for the dismissal with prejudice of plaintiffs’ complaints and of all claims asserted therein. On April 30, 2012, the parties to the Wisconsin Federal-court Action agreed to settle that case, subject to court approval of the proposed class-wide settlement in the Delaware Action and entry of a final order dismissing the Delaware Action in its entirety. Pursuant to their agreement, the parties to the Wisconsin Federal-court Action filed with the court, on April 30, 2012, a stipulation providing that the Action be voluntarily dismissed with respect to all defendants and that such dismissal will be with prejudice as to the plaintiff upon the consummation of the settlement of the Delaware Action.

The Company, the members of the Board of Directors, Apollo Management VII, L.P., Parent and Merger Sub each have denied, and continue to deny, that they committed or attempted to commit any violation of law or breach of fiduciary duty owed to the Company and/or its stockholders, aided or abetted any breach of fiduciary duty, or otherwise engaged in any of the wrongful acts alleged in all of these cases. All of the defendants expressly maintain that they complied with their fiduciary and other legal duties. However, in order to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegation made in the actions or any liability with respect thereto, the defendants have concluded that it is desirable to settle the claims against them on the terms reflected in the proposed settlements.

The proposed settlements are subject to customary conditions including completion of appropriate settlement documentation and consummation of the Offer and the Merger. In addition, the parties to the Delaware Action and the Wisconsin State-court Actions have acknowledged that the plaintiffs and their counsel in those cases intend to petition the appropriate court or courts for an award of attorneys’ fees and expenses in connection with the cases. Any award of fees and expenses to plaintiffs’ counsel is subject to approval by the appropriate court or courts, and the defendants have reserved the right to oppose the amount of any petition for fees and expenses.

Because the proposed settlements are still not final, and no fee petition has yet been submitted or approved, we are unable to predict with certainty the outcome of the litigations or to quantify any impact they may eventually have on our Company. An unfavorable outcome in these cases could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not make any unregistered sales of equity securities during the applicable period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were not in default of our obligations upon any senior securities during the applicable period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Amended and Restated Trust Agreement, dated as of March 12, 2012, by and among Great Wolf Resorts, Inc. as depositor; Wells Fargo Delaware Trust Company, National Association, as property trustee; Wells Fargo Delaware Trust Company, National Association, as Delaware trustee; and Kimberly K. Schaefer, Alexander P. Lombardo, and James A. Calder as administrative trustees.

10.2*	Junior Subordinated Indenture, dated as of March 12, 2012, between Great Wolf Resorts, Inc. and Wells Fargo Delaware Trust Company, National Association, as trustee.

10.3*	Exchange Agreement, dated as of March 12, 2012, by and among, Great Wolf Resorts, Inc., GW Capital Trust IV and Kodiak CDO II, Ltd.

10.4*	First Amendment to Loan Agreement, dated as of March 12, 2012, by and among Great Wolf Lodge of the Carolinas, LLC, as borrower; Credit Agricole Corporate and Investment Bank and Deutsche Bank Trust Company Americas, as lenders; and Credit Agricole Corporate and Investment Bank, as agent.

10.5	Second Supplemental Indenture, dated as of April 30, 2012 by and among, the Issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2012).[1]

10.6*	Second Amendment to Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated April 24, 2012.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
^	Submitted electronically with this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: May 8, 2012