Form 10-Q
period 2012-06-30
Great Wolf Resorts, Inc.
filed 2012-08-14
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock was 200 as of August 14, 2012.

Great Wolf Resorts, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	4
Condensed Consolidated Statements of Operations for the period May 5, 2012 through June 30, 2012, period April 1, 2012 through May 4, 2012, three months ended June 30, 2011, period January 1, 2012 through May 4, 2012 and the six months ended June 30, 2011	5
Condensed Consolidated Statements of Cash Flows for the period May 5, 2012 through June 30, 2012, period January 1, 2012 through May 4, 2012 and the six months ended June 30, 2011	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	60
Item 4. Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63
Item 1A. Risk Factors	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3. Defaults Upon Senior Securities	64
Item 4. Mine Safety Disclosures	64
Item 5. Other Information	64
Item 6. Exhibits	70
Signatures	71

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	Successor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$24,858	$33,767
Escrows	4,973	2,618
Accounts receivable, net of allowance for doubtful accounts of $4 and $5	4,336	3,660
Accounts receivable — affiliate	1,765	3,243
Inventory	8,027	7,570
Other current assets	9,353	6,212

Total current assets	53,312	57,070
Property and equipment, net	633,248	576,262
Investments in and advances to affiliate	25,444	24,311
Other assets	10,056	20,556
Goodwill	96,830	1,365
Intangible assets	50,805	25,310

Total assets	$869,695	$704,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$67,363	$67,678
Accounts payable	7,571	5,301
Accounts payable — affiliate	21	27
Accrued interest payable	7,970	8,012
Accrued expenses	21,059	24,211
Advance deposits	13,539	7,715
Other current liabilities	5,150	7,529

Total current liabilities	122,673	120,473
Mortgage debt	403,417	366,951
Other long-term debt	60,842	80,545
Deferred tax liability	17,145	11,907
Deferred compensation liability	1,940	1,502

Total liabilities	606,017	581,378
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 200 and 32,470,524 shares issued and outstanding	—	325
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in-capital	264,064	404,714
Accumulated deficit	(5,262)	(281,314)
Deferred compensation	—	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	258,802	123,525
Noncontrolling interest	4,876	(29)

Total equity	263,678	123,496

Total liabilities and equity	$869,695	$704,874

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars in thousands, except share and per share data)

	Successor	Predecessor		Predecessor
	Period May 5, 2012 through June 30, 2012	Period April 1, 2012 through May 4, 2012	Three months ended June 30, 2011	Period January 1, 2012 through May 4, 2012	Six months ended June 30, 2011
Revenues:
Rooms	$28,054	$18,368	$44,831	$63,793	$87,018
Food and beverage	8,121	4,726	11,989	17,273	23,191
Other	7,267	4,615	11,539	15,920	22,718
Management and other fees	480	701	654	1,398	1,407
Management and other fees — affiliates	535	441	1,024	1,414	2,027

	44,457	28,851	70,037	99,798	136,361
Other revenue from managed properties	1,878	1,123	2,945	4,193	5,782
Other revenue from managed properties — affiliates	1,729	1,129	2,743	3,901	5,467

Total revenues	48,064	31,103	75,725	107,892	147,610
Operating expenses by department:
Rooms	4,222	2,518	6,576	9,458	12,623
Food and beverage	6,129	3,492	9,289	12,946	17,749
Other	6,585	3,718	9,145	13,450	18,562
Other operating expenses:
Selling, general and administrative	13,376	19,626	16,924	42,205	33,905
Property operating costs	4,874	3,611	8,856	11,347	17,280
Depreciation and amortization	7,779	4,450	13,315	16,469	26,563
Loss on disposition of assets	—	47	1,038	47	1,038

	42,965	37,462	65,143	105,922	127,720
Other expenses from managed properties	1,878	1,123	2,945	4,193	5,782
Other expenses from managed properties — affiliates	1,729	1,129	2,743	3,901	5,467

Total operating expenses	46,572	39,714	70,831	114,016	138,969

Net operating income (loss)	1,492	(8,611)	4,894	(6,124)	8,641
Investment income — affiliates	(137)	(83)	(220)	(303)	(462)
Interest income	(31)	(24)	(51)	(82)	(106)
Interest expense	6,259	4,359	12,108	16,016	24,205

Loss from continuing operations before income taxes and equity in loss (income) of unconsolidated affiliates	(4,599)	(12,863)	(6,943)	(21,755)	(14,996)
Income tax expense (benefit)	279	(106)	348	269	621
Equity in loss (income) of unconsolidated affiliates, net of tax	402	(458)	(344)	(551)	(451)

Net loss from continuing operations	(5,280)	(12,299)	(6,947)	(21,473)	(15,166)
Discontinued operations, net of tax	(7)	(13)	(65)	23	(6,809)

Net loss	(5,273)	(12,286)	(6,882)	(21,496)	(8,357)
Net income attributable to noncontrolling interest, net of tax	(11)	(3)	(23)	(15)	(32)

Net loss attributable to Great Wolf Resorts, Inc.	$(5,262)	$(12,283)	$(6,859)	$(21,481)	$(8,325)

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Successor	Predecessor
	Period May 5, 2012 through June 30, 2012	Period January 1, 2012 through May 4, 2012	Six months ended June 30, 2011
Operating activities:
Net loss	$(5,273)	$(21,496)	$(8,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,779	16,469	26,664
Bad debt expense	9	26	25
Amortization of debt fair value	(887)	—	—
Non-cash employee compensation and professional fees expense	868	3,348	1,130
Loss on disposition of assets	—	47	1,038
Gain on disposition of property included in discontinued operations	—	—	(6,667)
Equity in loss (income) of unconsolidated affiliates	423	(559)	(494)
Deferred tax expense	36	73	106
Changes in operating assets and liabilities:
Accounts receivable and other assets	(1,149)	103	(4,893)
Accounts payable, accrued expenses and other liabilities	(861)	3,667	(3,826)

Net cash provided by operating activities	945	1,678	4,726

Investing activities:
Capital expenditures for property and equipment	(3,264)	(2,237)	(5,174)
Loan repayment from unconsolidated affiliates	—	—	807
Investment in development	(14)	(75)	(168)
Proceeds from the sale of assets	—	3	4,200
Increase in restricted cash	(1,279)	(3,464)	(335)

Net cash used in investing activities	(4,557)	(5,773)	(670)

Financing activities:
Principal payments on debt	(392)	(1,777)	(2,471)
Payment of loan costs	(4)	(120)	(241)
Capital contributions	1,091	—	—

Net cash provided by (used in) financing activities	695	(1,897)	(2,712)

Net (decrease) increase in cash and cash equivalents	(2,917)	(5,992)	1,344
Cash and cash equivalents, beginning of period	27,775	33,767	36,988

Cash and cash equivalents, end of period	$24,858	$27,775	$38,332

Supplemental Cash Flow Information:
Cash paid for interest	$403	$20,499	$24,657
Cash paid for income taxes	$423	$211	$591
Non-cash items:
Transfer of fixed assets to inventory	$—	$—	$1,883

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

On March 24, 2011, we sold our Blue Harbor Resort in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 24, 2011, we no longer operated this resort or managed the condominium units there.

On May 4, 2012, the Company merged with K-9 Acquisition, Inc., a Delaware corporation (Merger Sub), in the Merger (as defined and discussed in Note 4 below). Although the Company continued as the same legal entity after the Merger, the Company’s capital structure changed significantly as a result of the Merger and our financial statement presentations distinguish between a “Predecessor” for periods prior to the Merger and a “Successor” for periods subsequent to the Merger. The Merger was accounted for as a business combination using the acquisition method of accounting and Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. The determination of these fair values reflects appraisals prepared by independent third parties and is based on actual tangible and identifiable intangible assets and liabilities that existed as of the effective time of the Merger. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

The following table presents an overview of our portfolio of resorts. As of June 30, 2012, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

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

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of June 30, 2012 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the period January 1 - March 31, 2012; the period April 1 - May 4, 2012; and the period May 5 - June 30, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the second quarter of 2012, we identified an error in the manner in which deferred tax balances were calculated. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we will revise our previously issued financial statements to correct the effect of this error. This non-cash revision does not impact our operating income or cash flows for any prior period.

The following tables present the effect of this correction on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Equity and Statements of Cash Flows for all Predecessor periods affected:

	As Previously Reported	Adjustment	As Revised
March 31, 2012
Condensed Consolidated Balance Sheet
Other current assets	$8,459	$(955)	$7,504
Total current assets	72,403	(955)	71,448
Other assets	25,977	(5,373)	20,604
Total assets	715,439	(6,328)	709,111
Deferred tax liability	—	11,961	11,961
Total liabilities	582,517	11,961	594,478
Accumulated deficit	(272,223)	(18,289)	(290,512)
Total Great Wolf Resorts, Inc. stockholders’ equity	132,964	(18,289)	114,675
Total equity	132,922	(18,289)	114,633
Total liabilities and equity	715,439	(6,328)	709,111
Three Months Ended March 31, 2012
Condensed Consolidated Statement of Operations
Income tax expense	$441	$(66)	$375
Equity in income of unconsolidated affiliates, net of tax	(92)	(1)	(93)
Net loss from continuing operations	(9,241)	67	(9,174)
Net loss	(9,277)	67	(9,210)
Net income attributable to noncontrolling interest, net of tax	(13)	1	(12)
Net loss attributable to Great Wolf Resorts, Inc.	(9,264)	66	(9,198)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.29)	$0.00	$(0.29)
Income (loss) from discontinued operations, net of tax	(0.00)	0.00	0.00

Basic and diluted loss per common share	$(0.29)	$0.00	$(0.29)

Condensed Consolidated Statement of Cash Flow
Net loss	$(9,277)	$67	$(9,210)
Deferred tax expense	120	(67)	53

	As Previously Reported	Adjustment	As Revised
December 31, 2011
Consolidated Balance Sheet
Other current assets	$7,167	$(955)	$6,212
Total current assets	58,025	(955)	57,070
Other assets	26,049	(5,493)	20,556
Total assets	711,322	(6,448)	704,874
Deferred tax liability	—	11,907	11,907
Total liabilities	569,471	11,907	581,378
Accumulated deficit	(262,959)	(18,355)	(281,314)
Total Great Wolf Resorts, Inc. stockholders’ equity	141,880	(18,355)	123,525
Total equity	141,851	(18,355)	123,496
Total liabilities and equity	711,322	(6,448)	704,874

Year Ended December 31, 2011
Consolidated Statement of Operations
Income tax expense	$7,086	$(5,954)	$1,132
Equity in loss of unconsolidated affiliates, net of tax	18	(5)	13
Net loss from continuing operations	(32,324)	5,959	(26,365)
Net loss	(25,690)	5,959	(19,731)
Net income attributable to noncontrolling interest, net of tax	(27)	9	(18)
Net loss attributable to Great Wolf Resorts, Inc.	(25,663)	5,950	(19,713)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(1.03)	$0.19	$(0.84)
Income from discontinued operations, net of tax	0.21	0.00	0.21

Basic and diluted loss per common share	$(0.82)	$0.19	$(0.63)

Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$5,950	$(19,713)
Accumulated deficit	(262,959)	(18,355)	(281,314)
Consolidated Statement of Cash Flow
Net loss	$(25,690)	$5,959	$(19,731)
Deferred tax expense	6,167	(5,959)	208

	As Previously Reported	Adjustment	As Revised
September 30, 2011
Condensed Consolidated Balance Sheet
Other assets	$29,470	$(8,234)	$21,236
Total assets	729,783	(8,234)	721,549
Deferred tax liability	—	11,853	11,853
Total liabilities	574,175	11,853	586,028
Accumulated deficit	(248,586)	(20,087)	(268,673)
Total Great Wolf Resorts, Inc. stockholders’ equity	155,634	(20,087)	135,547
Total equity	155,608	(20,087)	135,521
Total liabilities and equity	729,783	(8,234)	721,549
Three Months Ended September 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$39	$179	$218
Equity in income of unconsolidated affiliates, net of tax	(184)	83	(101)
Net income from continuing operations	1,638	(262)	1,376
Net income	1,533	(262)	1,271
Net income attributable to Great Wolf Resorts, Inc.	1,515	(262)	1,253
Income per share of common stock basic and diluted:
Income from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$0.05	$(0.01)	$0.04
Income from discontinued operations, net of tax	0.00	0.00	0.00

Basic and diluted loss per common share	$0.05	$(0.01)	$0.04

Nine Months Ended September 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$5,175	$(4,336)	$839
Equity in income of unconsolidated affiliates, net of tax	(667)	115	(552)

Net loss from continuing operations	(18,011)	4,221	(13,790)
Net loss	(11,307)	4,221	(7,086)
Net income attributable to noncontrolling interest, net of tax	(17)	3	(14)
Net loss attributable to Great Wolf Resorts, Inc.	(11,290)	4,218	(7,072)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.58)	$0.13	$(0.45)
Income from discontinued operations, net of tax	0.22	0.00	0.22

Basic and diluted loss per common share	$(0.36)	$0.13	$(0.23)

Condensed Consolidated Statement of Cash Flow
Net loss	$(11,307)	$4,221	$(7,086)
Deferred tax expense	4,380	(4,221)	159

	As Previously Reported	Adjustment	As Revised
June 30, 2011
Condensed Consolidated Balance Sheet
Other assets	$30,704	$(8,026)	$22,678
Total assets	744,470	(8,026)	736,444
Deferred tax liability	—	11,798	11,798
Total liabilities	590,908	11,798	602,706
Accumulated deficit	(250,101)	(19,824)	(269,925)
Total Great Wolf Resorts, Inc. stockholders’ equity	153,607	(19,824)	133,783
Total equity	153,562	(19,824)	133,738
Total liabilities and equity	744,470	(8,026)	736,444

Three Months Ended June 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$134	$214	$348
Equity in income of unconsolidated affiliates, net of tax	(332)	(12)	(344)
Net loss from continuing operations	(6,745)	(202)	(6,947)
Discontinued operations, net of tax	107	(172)	(65)
Net loss	(6,852)	(30)	(6,882)
Net income attributable to noncontrolling interest, net of tax	(21)	(2)	(23)
Net loss attributable to Great Wolf Resorts, Inc.	(6,831)	(28)	(6,859)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.22)	$0.00	$(0.22)
Income from discontinued operations, net of tax	0.00	0.00	0.00

Basic and diluted loss per common share	$(0.22)	$0.00	$(0.22)

Six Months Ended June 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$5,136	$(4,515)	$621
Equity in (income) loss of unconsolidated affiliates, net of tax	(483)	32	(451)
Net loss from continuing operations	(19,649)	4,483	(15,166)
Net loss	(12,840)	4,483	(8,357)
Net income attributable to noncontrolling interest, net of tax	(35)	3	(32)
Net loss attributable to Great Wolf Resorts, Inc.	(12,805)	4,480	(8,325)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.63)	$0.14	$(0.49)
Income from discontinued operations, net of tax	0.22	0.00	0.22

Basic and diluted loss per common share	$(0.41)	$0.14	$(0.27)

Condensed Consolidated Statement of Cash Flow
Net loss	$(12,840)	$4,483	$(8,357)
Deferred tax expense	4,589	(4,483)	106

	As Previously Reported	Adjustment	As Revised
March 31, 2011
Condensed Consolidated Balance Sheet
Other assets	$31,496	$(8,053)	$23,443
Total assets	761,625	(8,053)	753,572
Deferred tax liability	—	11,744	11,744
Total liabilities	601,655	11,744	613,399
Accumulated deficit	(243,270)	(19,797)	(263,067)
Total Great Wolf Resorts, Inc. stockholders’ equity	159,993	(19,797)	140,196
Total equity	159,970	(19,797)	140,173
Total liabilities and equity	761,625	(8,053)	753,572

Three Months Ended March 31, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$5,002	$(4,729)	$273
Equity in income of unconsolidated affiliates, net of tax	(151)	44	(107)
Net loss from continuing operations	(12,904)	4,685	(8,219)
Discontinued operations, net of tax	(6,916)	172	(6,744)
Net loss	(5,988)	4,513	(1,475)
Net income attributable to noncontrolling interest, net of tax	(14)	5	(9)
Net loss attributable to Great Wolf Resorts, Inc.	(5,974)	4,508	(1,466)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.41)	$0.14	$(0.27)
Income from discontinued operations, net of tax	0.22	0.00	0.22

Basic and diluted loss per common share	$(0.19)	$0.14	$(0.05)

Condensed Consolidated Statement of Cash Flow
Net loss	$(5,988)	$4,513	$(1,475)
Deferred tax expense	4,562	(4,513)	49

	As Previously Reported	Adjustment	As Revised
December 31, 2010
Consolidated Balance Sheet
Other assets	$38,649	$(12,615)	$26,034
Total assets	771,238	(12,615)	758,623
Deferred tax liability	—	11,690	11,690
Total liabilities	605,468	11,690	617,158
Accumulated deficit	(237,296)	(24,305)	(261,601)
Total Great Wolf Resorts, Inc. stockholders’ equity	165,779	(24,305)	141,474
Total equity	165,770	(24,305)	141,465
Total liabilities and equity	771,238	(12,615)	758,623
Year Ended December 31, 2010
Consolidated Statement of Operations
Income tax expense (benefit)	$(5,403)	$6,188	$785
Equity in loss of unconsolidated affiliates, net of tax	576	72	648
Net loss from continuing operations	(50,563)	(6,260)	(56,823)
Discontinued operations, net of tax	455	54	509
Net loss	(51,018)	(6,314)	(57,332)
Net loss attributable to Great Wolf Resorts, Inc.	(51,009)	(6,314)	(57,323)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(1.63)	$(0.20)	$(1.83)
Loss from discontinued operations, net of tax	(0.02)	0.00	(0.02)

Basic and diluted loss per common share	$(1.65)	$(0.20)	$(1.85)

Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	$(51,009)	$(6,314)	$(57,323)
Accumulated deficit	(237,296)	(24,305)	(261,601)
Consolidated Statement of Cash Flow
Net loss	$(51,018)	$(6,314)	$(57,332)
Deferred tax expense	(6,408)	6,314	(94)

	As Previously Reported	Adjustment	As Revised
Year Ended December 31, 2009
Consolidated Statement of Operations
Income tax expense	$220	$(40)	$180
Equity in loss of unconsolidated affiliates, net of tax	2,435	(3)	2,432
Net loss from continuing operations	(30,518)	43	(30,475)
Discontinued operations, net of tax	27,958	(41)	27,917
Net loss	(58,476)	84	(58,392)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.99)	$(0.00)	$(0.99)
Loss from discontinued operations, net of tax	(0.91)	0.00	(0.91)

	As Previously Reported	Adjustment	As Revised
Basic and diluted loss per common share	$(1.90)	$0.00	$(1.90)

Consolidated Statement of Equity
Net loss	$(58,476)	$84	$(58,392)
Accumulated deficit	(186,287)	(17,991)	(204,278)
Consolidated Statement of Cash Flow
Net loss	$(58,476)	$84	$(58,392)
Deferred tax expense	131	(84)	47

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain 2011 amounts have been reclassified to conform to the 2012 presentation:

•	On our condensed consolidated balance sheet, we have reclassified and presented as a separate line item accrued interest payable, which was previously included with accrued expenses; and

•	On our condensed consolidated balance sheet, we have reclassified and presented as a separate line item goodwill, which was previously included with intangible assets.

Principles of Consolidation — The accompanying condensed consolidated financial statements include all of the accounts of Great Wolf Resorts, Inc. and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Intangibles — Our intangible assets consist of the value of our brand names, management contracts and patented and unpatented technologies. A summary of our intangibles is as follows:

	Successor	Predecessor
	6/30/12	12/31/11
Brandnames	$40,800	$23,829
Management contracts, net of amortization	8,186	—
Patented and unpatented technologies	1,819	1,481

	$50,805	$25,310

The brand name intangible assets have indefinite useful lives. We do not amortize the brand name intangibles, but instead test them for possible impairment at least annually or when circumstances warrant, by comparing the fair value of the intangible asset with its carrying amount. We amortize our management contract intangibles over the remaining life of the contracts, ranging from 4 years to 45 years. We amortize our patented and unpatented technologies over 15 years.

Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized. We determine our reporting units’ fair values using a discounted cash flow model.

In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010, we recorded $1,365 of goodwill. In 2012 in connection with the Merger, we recorded $96,830 of goodwill as part of purchase accounting.

Balance as of January 1, 2011 (Predecessor)
Goodwill recorded related to the acquisition of the majority interest in CK	$1,365

Balance as of December 31, 2011 and May 4, 2012 (Predecessor)	$1,365
Goodwill removed as a result of the Merger	(1,365)
Goodwill recorded related to the Merger	96,830

Balance as of June 30, 2012 (Successor)	$96,830

Noncontrolling Interests — We record the interests in CK not owned by us as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations.

Discontinued Operations — We record the results of the operations of an entity that has been disposed of as a discontinued operation in the consolidated statements of operations when the operations and cash flows of the entity have been eliminated from the ongoing operations and we do not have any significant continuing involvement in the operations of the entity after the disposal transaction. During the six months ended June 30, 2011 we disposed of our Blue Harbor Resort property and have included that property’s operations and gain on sale in discontinued operations for all periods presented. The operations of Blue Harbor Resort were formerly included in our Resort Ownership/Operation segment.

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

Segments — We have two reportable segments:

•	Resort ownership/operation-revenues derived from our consolidated owned resorts; and

•

Resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts. The following summarizes significant financial information regarding our segments:

The Other column in the table includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments. Included in net operating loss in the other column are $10,993 and $15,970 of merger-related transaction costs for the periods April 1, 2012 – May 4, 2012 and January 1, 2012 – May 4, 2012, respectively. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. At June 30, 2012 goodwill in the amounts of $92,021 and $4,809 have been assigned to the Resort Ownership/Operation and Other segments, respectively.

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period May 5, 2012 through June 30, 2012 (Successor)
Revenues	$42,664	$4,622	$778	$48,064

Depreciation and amortization	(6,950)	—	(829)	(7,779)
Net operating income (loss)	3,385	1,012	(2,905)	1,492
Investment income—affiliates	—	—	—	(137)
Interest income	—	—	—	(31)
Interest expense	—	—	—	6,259

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(4,599)

Additions to long-lived assets	3,258	—	6	$3,264

Total assets	758,652	1,207	109,836	$869,695

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period April 1, 2012 through May 4, 2012 (Predecessor)
Revenues	$27,157	$3,394	$552	$31,103

Depreciation and amortization	(4,179)	—	(271)	(4,450)
Net operating income (loss)	3,280	1,143	(13,034)	(8,611)
Investment income—affiliates	—	—	—	(83)
Interest income	—	—	—	(24)
Interest expense	—	—	—	4,359

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(12,863)

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended June 30, 2011 (Predecessor)
Revenues	$67,208	$7,366	$1,151	$75,725

Depreciation and amortization	(12,554)	—	(761)	(13,315)
Net operating income (loss)	3,606	1,679	(391)	4,894
Investment income—affiliates	—	—	—	(220)
Interest income	—	—	—	(51)
Interest expense	—	—	—	12,108

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(6,943)

Additions to long-lived assets	4,367	—	106	$4,473

Total assets	620,802	1,719	113,923	$736,444

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
January 1, 2012 through May 4, 2012 (Predecessor)
Revenues	$95,876	$10,906	$1,110	$107,892

Depreciation and amortization	(15,476)	—	(993)	(16,469)
Net operating income (loss)	11,070	2,813	(20,007)	(6,124)
Investment income—affiliates	—	—	—	(303)
Interest income	—	—	—	(82)
Interest expense	—	—	—	16,016

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(21,755)

Additions to long-lived assets	2,173	—	64	$2,237

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Six months ended June 30, 2011 (Predecessor)
Revenues	$130,461	$14,683	$2,466	$147,610

Depreciation and amortization	(25,038)	—	(1,525)	(26,563)
Net operating income (loss)	7,843	3,435	(2,637)	8,641
Investment income—affiliates	—	—	—	(462)
Interest income	—	—	—	(106)
Interest expense	—	—	—	24,205

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(14,996)

Additions to long-lived assets	4,962	—	212	$5,174

Total assets	620,802	1,719	113,923	$736,444

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

4. PURCHASE ACCOUNTING IN CONNECTION WITH THE MERGER

On March 12, 2012, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with K-9 Holdings, Inc., a Delaware corporation (Parent), and Merger Sub, a direct wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, among other things, Parent and Merger Sub agreed to make a tender offer (the Offer) for all of the outstanding shares (each, a Share) of common stock (including restricted shares), par value $0.01 per share, of the Company (the Common Stock) at a price of $7.85 per share, net to the seller in cash, without interest (the Offer Price). Approximately 76% of the outstanding Shares were tendered in the Offer and the Company accepted all such tendered Shares for payment.

Following the expiration of the Offer, on May 4, 2012, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of Common Stock necessary for Merger Sub to own one share more than 90% of the outstanding Shares of Common Stock (the Top-Up Shares) at the Offer Price.

On May 4, 2012, following Merger Sub’s purchase of the Top-Up Shares, Parent completed its acquisition of the Company through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation in the merger and becoming a direct wholly-owned subsidiary of Parent (the Merger).

At the effective time of the Merger, each share of Common Stock issued and outstanding immediately prior thereto (other than Common Stock owned or held (i) in treasury by the Company or any wholly-owned subsidiary of the Company, (ii) by Parent or any of its subsidiaries (including the Top-Up Shares), or (iii) by stockholders who have validly exercised their appraisal rights), was canceled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax.

The total cost to acquire all outstanding Shares pursuant to the Offer and the Merger was approximately $262,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo Management VII, L.P. (Apollo).

Our Merger was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The purchase price allocation could change in subsequent periods, up to one year from the Merger date. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial statements will be adjusted retroactively.

We applied the acquisition method of accounting in connection with the Merger. In conjunction with purchase accounting we:

•	Recorded property and equipment, other assets, debt and non-controlling interest at their preliminarily estimated fair values;

•

Recorded a deferred tax liability resulting from the difference between the preliminarily estimated fair values and the tax bases of assets. We recorded this liability at our anticipated effective tax rate of 40%; and

•	Recorded as goodwill the excess of consideration in the purchase transaction over the estimated fair value of net tangible and intangible assets.

Purchase of Great Wolf Resorts, Inc. common equity	$262,106
Less: Historical book value of Great Wolf Resorts, Inc. net assets acquired	105,414

Excess of purchase price over historical book value of net assets acquired	$156,692

Allocated to:
Goodwill	$96,830
Property, plant and equipment	74,776

Intangible assets	24,231
Investments in and advances to affiliates	219
Other assets	(9,801)
Debt	(19,502)
Non-controlling interest	(4,932)
Deferred tax liabilities	(5,129)

Total Adjustment	$156,692

As a result of the Merger, we had $96,830 of goodwill at May 4, 2012, all of which related to the application of purchase accounting in conjunction with the Merger. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on preliminary estimates and assumptions. We do not expect any of the goodwill amounts recorded in conjunction with the Merger to be deductible for tax purposes.

The following table presents the unaudited pro forma results as if the Merger and related financing had occurred as of January 1, 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$79,167	$75,725	$155,956	$147,610
Net loss from continuing operations	(3,519)	(3,952)	(5,938)	(9,044)
Net loss attributable to Great Wolf Resorts, Inc.	(3,485)	(3,864)	(5,928)	(2,203)

5. INVESTMENT IN AFFILIATES

Our unconsolidated joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. The joint venture does not currently meet the significant subsidiary test threshold of SEC Regulation S-X Rule 3-09, Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons. Accordingly, summarized financial information for the joint venture is not required to be presented.

At June 30, 2012, the joint venture had aggregate outstanding indebtedness to third parties of $93,768. Neither joint venture partner guarantees the third party debt in the years presented. As of June 30, 2012 and December 31 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179, to the joint venture to fund a portion of construction costs of the resort. The loan we had extended to the joint venture was fully repaid in 2011.

We had receivables from the joint venture of $1,765 and $3,243 as of June 30, 2012 and December 31, 2011, respectively, that relate primarily to accrued preferred equity returns and management fees. We had payables to the joint venture of $21 and $27 as of June 30, 2012 and December 31, 2011, respectively. The amount of investment income and management fee income recorded by us is included in the Investment income – affiliates and Management and other fees – affiliates line items, respectively, on our consolidated statements of operations.

6. VARIABLE INTEREST ENTITIES

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

We have equity investments in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington as described in Note 5. We manage that resort and we have concluded that the joint venture is a variable interest entity due to the management contract that provides us with certain rights. However, we have concluded that we are not the primary beneficiary because the majority equity owner has substantive participating rights over the activities that most significantly impact the economic performance of the joint venture. As a result, we have concluded that power is shared between us and the other equity investor. As we share power with the majority equity owner, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity. We have not provided any support to this entity that we were not contractually obligated to provide as of June 30, 2012 and December 31, 2011. Our maximum exposure to loss related to our involvement with this entity as of June 30, 2012 and 2011 is limited to the carrying value of our equity investments in the joint venture and receivables as of that date. Our exposure is limited because of the non-recourse nature of the borrowings of the joint venture. The total carrying values of those items on our balance sheet as of June 30, 2012 and December 31, 2011 is $26,429 and $27,554, respectively, and are included in the accounts receivable – affiliates and investments in and advances to affiliates line items on our consolidated balance sheet.

7. SHARE-BASED COMPENSATION

Prior to the Merger on May 4, 2012, the Great Wolf Resorts 2004 Incentive Stock Plan (the Plan) authorized us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. Upon consummation of the Merger, the Plan was terminated. We have not issued any stock options or made any stock grants since the Merger.

We recognized share-based compensation expense of $2,557, $3,348, and $868, net of estimated forfeitures, for the period April 1, 2012 – May 4, 2012, the period January 1, 2012 – May 4, 2012, and May 5, 2012 – June 30, 2012, respectively. The total income tax (benefit) expense recognized related to share-based compensation was $(22), $43, and $49, for the period April 1, 2012 – May 4, 2012, the period January 1, 2012 – May 4, 2012, and May 5, 2012 – June 30, 2012, respectively.

We recognized share-based compensation expense of $547 and $1,130, net of estimated forfeitures, for the three months and six months ended June 30, 2011, respectively. The total income tax expense recognized related to share-based compensation was $12 and $25 for the three and six months ended June 30, 2011, respectively.

We recognized compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of June 30, 2012, there was no unrecognized compensation cost related to share-based compensation awards.

Stock Options

Prior to the Merger, we had granted non-qualified stock options to purchase our common stock under the Plan at prices equal to the fair market value of the common stock on the grant dates. The exercise price for options granted under the Plan could be paid in cash, shares of common stock or a combination of cash and shares. Stock options expired ten years from the grant date and vested ratably over three years.

We recorded no stock option expense for the periods January 1, 2012 - March 31, 2012; April 1, 2012 - May 4, 2012; May 5, 2012 - June 30, 2012; and the three and six months ended June 30, 2012 or 2011. There were no stock options granted during the periods January 1, 2012 - March 31, 2012; April 1, 2012 - May 4, 2012; May 5, 2012 - June 30, 2012; and the three and six months ended June 30, 2011. Upon the consummation of the Merger, all of our outstanding stock options were cancelled for no consideration.

A summary of stock option activity during the period January 1, 2012 - May 4, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Number of shares under option:
Outstanding at beginning of period	15,500	$17.44	3.02 years
Exercised	—
Cancelled	(15,500)	$17.44

Outstanding at end of period	—
Exercisable at end of period	—

There was also no stock option activity for the period May 5, 2012 - June 30, 2012.

Market Condition Share Awards

Prior to the Merger, certain employees were eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 407,593 and 444,002 market condition share awards during the period January 1, 2012 – May 4, 2012 and the six months ended June 30, 2011, respectively. We recorded share-based compensation expense of $966, $1,493 and $867 for the period April 1, 2012 – May 4, 2012 and the period January 1, 2012 – May 4, 2012, and May 5, 2012 – June 30, 2012, respectively. We recorded share-based compensation expense of $183 and $388 for the three and six months ended June 30, 2011, respectively.

Of the 2012 market condition shares granted:

•

255,107 were based on our common stock’s performance in 2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, 1/3 of the shares were to vest on December 31, 2012, 1/3 vest on December 31, 2013, and 1/3 vest on December 31, 2014. The per share fair value of these market condition shares was $2.12 as of the grant date.

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

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $542 was recorded during the period May 5, 2012 – June 30, 2012.

•

76,243 were based on our common stock’s absolute performance during the three-year period 2010-2012. For shares that are earned, half of the shares were to vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.05 as of the grant date.

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

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $156 was recorded during the period May 5, 2012 – June 30, 2012.

•

76,243 were based on our common stock’s performance in 2010-2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares were to vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.22 as of the grant date.

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

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $170 was recorded during the period May 5, 2012 – June 30, 2012.

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

These shares vested upon consummation of the Merger, and the remaining unrecognized expense of $544 was recorded in the period ended May 4, 2012.

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

These shares vested upon consummation of the Merger, and the remaining unrecognized expense of $119 was recorded in the period ended May 4, 2012.

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

These shares vested upon consummation of the Merger, and the remaining unrecognized expense of $121 was recorded in the period ended May 4, 2012.

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

These shares vested upon consummation of the Merger, and the remaining unrecognized expense of $111 was recorded in the period ended May 4, 2012.

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

These shares vested upon consummation of the Merger, and the remaining unrecognized expense of $114 was recorded in the period ended May 4, 2012.

Performance Share Awards

Prior to the Merger, certain employees were eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares were eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 85,036 and 92,633 performance shares during the period January 1, 2012 – May 4, 2012 and six months ended June 30, 2011, respectively. Shares granted in 2012 were to vest over a three year period, 2012-2014; and shares granted in 2011 were to vest over a three year period, 2011-2013.

The per share fair value of performance shares granted during the period January 1, 2012 – May 4, 2012 and six months ended June 30, 2011 was $3.35 and $3.23, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $194 and $264 for the period April 1, 2012 – May 4, 2012 and the period January 1, 2012 – May 4, 2012, respectively. There was no share-based compensation expense for the period May 5, 2012 – June 30, 2012. We recorded share-based compensation expense of $71 and $142 for the three and six months ended June 30, 2011, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $19 and $16 during the period January 1, 2012 – May 4, 2012 and six months ended June 30, 2011, respectively, related to the shares not issued.

Based on their achievement of certain individual and departmental performance goals:

•	Employees earned and were issued 75,152 performance shares in February 2012 related to the 2011 grants and

•	Employees earned and were issued 96,305 performance shares in February 2011 related to the 2010 grants.

Upon the consummation of the Merger, all of the 2012 performance share awards granted were cancelled for no consideration. Performance shares awards granted in 2010 and 2011 vested upon consummation of the merger, and the remaining unrecognized expense of $68 and $135, respectively, was recorded in the period ending May 4, 2012.

Deferred Compensation Awards

Pursuant to their employment arrangements, two executives received bonuses upon completion of our initial public offering. Executives receiving bonus payments totaling $2,200 elected to defer those payments pursuant to our deferred compensation plan. To satisfy this obligation, we contributed 129,412 shares of our common stock to the trust that holds the assets to pay obligations under our deferred compensation plan. The fair value of that stock at the date of contribution was $2,200. We have recorded the fair value of the shares of common stock, at the date the shares were contributed to the trust, as a reduction of our stockholders’ equity. In 2008, one of the executives who had deferred a bonus payment resigned from our company and our deferred compensation plan sold the shares held in that plan related to the deferred bonus payment. In 2012, the other executive who had deferred a bonus payment sold the shares in the deferred compensation plan. As a result, we have reclassified $2,200 previously recorded as deferred compensation to additional paid-in-capital.

We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation income of $34 for the period January 1, 2012 – May 4, 2012. There was no share-based compensation expense for the period May 5, 2012 – June 30, 2012. We recorded share-based compensation income of $11 and $5, for the three and six months ended June 30, 2011, respectively.

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

Upon the consummation of the Merger, each non-vested share outstanding vested, was cancelled and converted into the right to receive the Offer Price and the remaining unrecognized expense of $1,323 was recorded in the period ended May 4, 2012.

A summary of non-vested shares activity for the period January 1, 2012 - May 4, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares balance at beginning of period	910,678	$3.13
Granted	1,015,545	$2.43
Forfeited	(2,500)	$3.00
Vested	(1,923,723)	$2.76

Non-vested shares balance at end of period	—	$—

There was no non-vested shares activity for the period May 5, 2012 - June 30, 2012.

We recorded share-based compensation expense related to non-vested shares of $1,396 and $1,644 for the period April 1, 2012 – May 4, 2012 and the period January 1, 2012 – May 4, 2012, respectively. There was no share-based compensation expense for the period May 5, 2012 – June 30, 2012. We recorded share-based compensation expense related to non-vested shares of $260 and $588 for the three and six months ended June 30, 2011, respectively.

Vested Shares

During the six months ended June 30, 2011, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance.

We recorded non-cash professional fees expense of $22 for the six months ended June 30, 2011, related to these elections to received shares in lieu of cash. We issued 10,188 shares in the six months ended June 30, 2011 related to these elections.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Land and improvements	$54,720	$57,665
Building and improvements	383,098	417,385
Furniture, fixtures and equipment	202,232	344,825
Construction in process	818	142

	640,868	820,017
Less accumulated depreciation	(7,620)	(243,755)

Property and equipment, net	$633,248	$576,262

The above amounts as of June 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Merger date (see footnote 4).

Depreciation expense for continuing operations was $7,620, $4,217 and $12,234 for the period May 5, 2012 through June 30, 2012, the period April 1, 2012 through May 4, 2012 and three months ended June 30, 2011, respectively.

Depreciation expense for continuing operations was $7,620, $15,623 and $24,397 for the period May 5, 2012 through June 30, 2012, the period January 1, 2012 through May 4, 2012 and six months ended June 30, 2011, respectively.

9. LONG-TERM DEBT

Long-term debt consists of the following:

	Carrying Value		Principal Amounts
	Successor	Predecessor	Successor
	June 30, 2012	December 31, 2011	June 30, 2012
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$62,732	$65,591	$64,733
Pocono Mountains mortgage loan	93,946	93,015	92,364
Concord mortgage loan	53,091	54,055	52,882
First mortgage notes (net of discount of $8,046 as of December 31, 2011)	261,011	221,954	230,000
Other Long-Term Debt:
Junior subordinated debentures	60,842	80,545	80,545
Other	—	14	—

	531,622	515,174	520,524
Less current portion of long-term debt	(67,363)	(67,678)	(67,363)

Total long-term debt	$464,259	$447,496	$453,161

The carrying value amounts as of June 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date (see footnote 4). We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of June 30, 2012 was $11,098.

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2012.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the quarter ended June 30, 2012, the DSCR for this loan was 0.98, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of June 30, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of June 30, 2012, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. The properties had a combined net book value of $73,780 as of June 30, 2012, and the amount of debt outstanding under the loan was $64,733 as of June 30, 2012.

Given improved operating trends and performance at the properties during 2011 and the six months ended June 30, 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2012.

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

Concord Mortgage Loan—This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at June 30, 2012). This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter. The loan was amended in March 2012 to extend the maturity to December 31, 2016.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at June 30, 2012.

In connection with the refinancing of this loan in 2011 and the amendment of this loan in 2012, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed interest rate caps that cap the loan at 8.00% interest rate through December 2016. The interest rate caps were designated as ineffective cash flow hedges. We mark the interest rate caps to market and record the change to interest expense.

First Mortgage Notes—In April 2010, we completed, in a private placement followed by a registered exchange offer, an offering of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. Prior to the Merger, we were amortizing the discount over the life of the Notes using the straight-line method, which approximated the effective interest method. As part of the acquisition method of accounting done in conjunction with the Merger, the Notes were recorded at fair value. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes.

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

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III , Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary, issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter. The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through June 30,
2013	$4,449
2014	4,915
2015	64,028
2016	3,146
2017	363,442
Thereafter	80,545

Total	$520,525

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of June 30, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,819 in 2013, $1,947 in 2014, and $60,967 in 2015.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis:

June 30, 2012

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$237	$—	$237

December 31, 2011

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$77	$—	$77

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of June 30, 2012, we estimate the total fair value of our long-term debt to be approximately equal to their total carrying value. Fair value of long-term debt and mortgage debt is considered a level 2 liability.

The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

11. LITIGATION

On March 14, 2012, a class action complaint was filed in the Delaware Court of Chancery against the Company, its directors, Apollo Management VII, L.P., Parent and Merger Sub. In that case, the plaintiff, on behalf of a putative class of stockholders, sought to enjoin the proposed transaction that was the subject of the Merger Agreement. Seven other lawsuits followed, four of which were filed in Delaware Chancery Court, two in the Circuit Court, Civil Division for Dane County in the State of Wisconsin (the Wisconsin State-court Actions), and one in the United States District Court for the Western District of Wisconsin (the Wisconsin Federal-court Action). The Delaware cases were consolidated into a single action (the Delaware Action).

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

The proposed settlements are subject to customary conditions including completion of appropriate settlement documentation. In addition, the parties to the Delaware Action and the Wisconsin State-court Actions have acknowledged that the plaintiffs and their counsel in those cases intend to petition the appropriate court or courts for an award of attorneys’ fees and expenses in connection with the cases. Any award of fees and expenses to plaintiffs’ counsel is subject to approval by the appropriate court or courts, and the defendants have reserved the right to oppose the amount of any petition for fees and expenses.

The proposed settlements are not final, and no fee petition has yet been submitted or approved. Due to these uncertainties we are unable to predict the outcome of the litigations or to quantify any impact they may eventually have on our Company. An unfavorable outcome in these cases could have a material adverse effect on our financial condition and results of operations.

12. DISCONTINUED OPERATIONS

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

A summary of balance sheet data and operating activity related to this discontinued operation is as follows:

Predecessor
Balance sheet data:	March 23, 2011
Total assets	$6,463
Total liabilities	$13,587

As part of the sales transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

	Six months ended June 30,
	2012	2011
	Successor/Predecessor	Predecessor
Revenues	$—	$1,578
Operating expenses	(17)	(1,360)
Gain on sale	—	6,667
Interest expense, net of interest income	—	(76)

(Loss) income from discontinued operations, net of tax	$(17)	$6,809

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the condensed consolidating balances sheets of the Company (Parent), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of June 30, 2012 and December 31, 2011, the condensed consolidating statements of operations for the period May 5, 2012 through June 30, 2012, period April 1, 2012 through May 4, 2012, three months ended June 30, 2011, period January 1, 2012 through May 4, 2012 and six months ended June 30, 2011 and the condensed consolidating statements of cash flows for the period May 5, 2012 through June 30, 2012, period January 1, 2012 through May 4, 2012 and six months ended June 30, 2011.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,136	$6,753	$(206)	$7,175	$—	$24,858
Escrows	—	—	—	4,973	—	4,973
Accounts receivable	445	(2,204)	4,448	1,647	—	4,336
Accounts receivable—affiliate	(30)	(1,710)	2,287	1,218	—	1,765
Accounts receivable—consolidating entities	461,133	600,804	477,196	193,044	(1,732,177)	—
Inventory	—	—	3,263	4,764	—	8,027
Other current assets	1,334	—	1,963	6,056	—	9,353

Total current assets	474,018	603,643	488,951	218,877	(1,732,177)	53,312
Property and equipment, net	—	—	335,757	297,491	—	633,248
Investments in consolidating entities	263,985	267,014	—	—	(530,999)	—
Investments in and advances to affiliate	—	—	779	24,665	—	25,444
Other assets	2,474	—	7,346	236	—	10,056
Goodwill	—	—	42,973	53,857	—	96,830
Intangible assets	—	—	47,786	3,019	—	50,805

Total assets	$740,477	$870,657	$923,592	$598,145	$(2,263,176)	$869,695

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$67,363	$—	$67,363
Accounts payable	25	—	3,788	3,758	—	7,571
Accounts payable—affiliate	—	—	—	21	—	21
Accounts payable—consolidating entities	399,242	339,395	688,395	305,145	(1,732,177)	—
Accrued interest payable	731	6,253	—	986	—	7,970
Accrued expenses	657	13	11,754	8,635	—	21,059
Advance deposits	—	—	7,371	6,168	—	13,539
Other current liabilities	3,033	—	907	1,210	—	5,150

Total current liabilities	403,688	345,661	712,215	393,286	(1,732,177)	122,673
Mortgage debt	—	261,011	—	142,406	—	403,417
Other long-term debt	60,842	—	—	—	—	60,842
Deferred Tax liability	17,145	—	—	—	—	17,145
Deferred compensation liability	—	—	1,940	—	—	1,940

Total liabilities	481,675	606,672	714,155	535,692	(1,732,177)	606,017
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	264,064	266,994	207,096	59,898	(533,988)	264,064
Accumulated deficit	(5,262)	(3,009)	2,341	(2,321)	2,989	(5,262)

Total Great Wolf Resorts, Inc. stockholders’ equity	258,802	263,985	209,437	57,577	(530,999)	258,802

Noncontrolling interest	—	—	—	4,876	—	4,876

Total equity	258,802	263,985	209,437	62,453	(530,999)	263,678

Total liabilities and equity	$740,477	$870,657	$923,592	$598,145	$(2,263,176)	$869,695

CONSOLIDATING BALANCE SHEET

December 31, 2011

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,039	$15,980	$814	$6,934	$—	$33,767
Escrows	—	—	—	2,618	—	2,618
Accounts receivable	327	—	1,335	1,998	—	3,660
Accounts receivable — affiliate	—	—	1,461	1,782	—	3,243
Accounts receivable — consolidating entities	10,417	472,289	582,378	206,399	(1,271,483)	—
Inventory	—	—	2,882	4,688	—	7,570
Other current assets	1,138	—	1,673	3,401	—	6,212

Total current assets	21,921	488,269	590,543	227,820	(1,271,483)	57,070
Property and equipment, net	—	—	330,496	245,766	—	576,262
Investment in consolidating entities	200,123	274,959	—	—	(475,082)	—
Investment in and advances to affiliate	—	—	—	24,311	—	24,311
Other assets	4,272	6,702	7,964	1,618	—	20,556
Goodwill	1,365	—	—	—	—	1,365

Intangible assets	—	—	4,668	20,642	—	25,310

Total assets	$227,681	$769,930	$933,671	$520,157	$(1,746,565)	$704,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14	$67,664	$—	$67,678
Accounts payable	1	—	1,907	3,393	—	5,301
Accounts payable — affiliate	—	—	10	17	—	27
Accounts payable — consolidating entities	5,730	341,588	747,086	177,079	(1,271,483)	—
Accrued interest payable	723	6,253	—	1,036	—	8,012
Accrued expenses	866	12	13,702	9,631	—	24,211
Advance deposits	—	—	2,685	5,030	—	7,715
Other current liabilities	4,384	—	1,132	2,013	—	7,529

Total current liabilities	11,704	347,853	766,536	265,863	(1,271,483)	120,473
Mortgage debt	—	221,954	—	144,997	—	366,951
Other long-term debt	80,545	—	—	—	—	80,545
Deferred tax liability	11,907	—	—	—	—	11,907
Deferred compensation liability	—	—	1,502	—	—	1,502

Total liabilities	104,156	569,807	768,038	410,860	(1,271,483)	581,378
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	325	—	—	—	—	325
Preferred stock	—	—	—	—	—	—
Additional paid-in-capital	404,714	456,693	163,514	293,179	(913,386)	404,714
Accumulated deficit	(281,314)	(256,570)	2,119	(183,853)	438,304	(281,314)
Deferred compensation	(200)	—	—	—	—	(200)

Total Great Wolf Resorts stockholders’ equity	123,525	200,123	165,633	109,326	(475,082)	123,525
Noncontrolling interest	—	—	—	(29)	—	(29)

Total equity	123,525	200,123	165,633	109,297	(475,082)	123,496

Total liabilities and equity	$227,681	$769,930	$933,671	$520,157	$(1,746,565)	$704,874

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period May 5, 2012 through June 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$15,258	$12,796	$—	$28,054
Food and beverage	—	—	4,291	3,830	—	8,121
Other	—	—	3,433	3,834	—	7,267
Management and other fees	52	—	3,830	3	(3,405)	480
Management and other fees— affiliates	—	—	535	—	—	535

	52	—	27,347	20,463	(3,405)	44,457
Other revenue from managed properties	—	—	1,878	—	—	1,878
Other revenue from managed properties—affiliates	—	—	1,729	—	—	1,729

Total revenues	52	—	30,954	20,463	(3,405)	48,064

Operating expenses by department:
Rooms	—	—	2,391	2,394	(563)	4,222
Food and beverage	—	—	3,323	2,806	—	6,129
Other	—	—	2,923	3,662	—	6,585
Other operating expenses:
Selling, general and administrative	1,349	20	9,795	5,054	(2,842)	13,376
Property operating costs	—	—	2,653	2,221	—	4,874
Depreciation and amortization	—	—	3,827	3,952	—	7,779

	1,349	20	24,912	20,089	(3,405)	42,965
Other expenses from managed properties	—	—	1,878	—	—	1,878
Other expenses from managed properties—affiliates	—	—	1,729	—	—	1,729

Total operating expenses	1,349	20	28,519	20,089	(3,405)	46,572

Net operating (loss) income	(1,297)	(20)	2,435	374	—	1,492
Investment income—affiliates	—	—	—	(137)	—	(137)
Interest income	(31)	—	—	—	—	(31)
Interest expense	931	3,009	—	2,319	—	6,259

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,197)	(3,029)	2,435	(1,808)	—	(4,599)
Income tax expense	56	—	94	129	—	279
Equity in loss (income) of unconsolidated affiliates, net of tax	3,009	(20)	—	402	(2,989)	402

Net (loss) income from continuing operations	(5,262)	(3,009)	2,341	(2,339)	2,989	(5,280)
Discontinued operations, net of tax	—	—	—	(7)	—	(7)

Net (loss) income	(5,262)	(3,009)	2,341	(2,332)	2,989	(5,273)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(11)	—	(11)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(5,262)	$(3,009)	$2,341	$(2,321)	$2,989	$(5,262)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period April 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$8,714	$9,654	$—	$18,368
Food and beverage	—	—	2,225	2,501	—	4,726
Other	—	—	1,918	2,697	—	4,615
Management and other fees	30	—	2,506	2	(1,837)	701
Management and other fees— affiliates	—	—	441	—	—	441

	30	—	15,804	14,854	(1,837)	28,851
Other revenue from managed properties	—	—	1,123	—	—	1,123
Other revenue from managed properties—affiliates	—	—	1,129	—	—	1,129

Total revenues	30	—	18,056	14,854	(1,837)	31,103

Operating expenses by department:
Rooms	—	—	1,442	1,444	(368)	2,518
Food and beverage	—	—	1,734	1,758	—	3,492
Other	—	—	1,580	2,138	—	3,718
Other operating expenses:
Selling, general and administrative	9,857	13	7,279	3,946	(1,469)	19,626
Property operating costs	—	—	1,531	2,080	—	3,611
Depreciation and amortization	15	131	2,265	2,039	—	4,450
Loss on disposition of assets	—	—	47	—	—	47

	9,872	144	15,878	13,405	(1,837)	37,462
Other expenses from managed properties	—	—	1,123	—	—	1,123
Other expenses from managed properties—affiliates	—	—	1,129	—	—	1,129

Total operating expenses	9,872	144	18,130	13,405	(1,837)	39,714

Net operating (loss) income	(9,842)	(144)	(74)	1,449	—	(8,611)
Investment income—affiliates	—	—	—	(83)	—	(83)
Interest income	(21)	(4)	—	1	—	(24)
Interest expense	595	2,500	—	1,264	—	4,359

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(10,416)	(2,640)	(74)	267	—	(12,863)
Income tax expense (benefit)	18	—	14	(138)	—	(106)
Equity in loss (income) of unconsolidated affiliates, net of tax	1,849	(791)	—	(458)	(1,058)	(458)

Net (loss) income from continuing operations	(12,283)	(1,849)	(88)	863	1,058	(12,299)
Discontinued operations, net of tax	—	—	—	(13)	—	(13)

Net (loss) income	(12,283)	(1,849)	(88)	876	1,058	(12,286)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(3)	—	(3)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(12,283)	$(1,849)	$(88)	$879	$1,058	$(12,283)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2011

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$23,286	$21,545	$—	$44,831
Food and beverage	—	—	6,546	5,443		11,989
Other	—	—	5,409	6,130	—	11,539
Management and other fees	128	—	5,904	6	(5,384)	654
Management and other fees—affiliates	—	—	1,024	—	—	1,024

	128	—	42,169	33,124	(5,384)	70,037
Other revenue from managed properties	—	—	2,945	—	—	2,945
Other revenue from managed properties—affiliates	—	—	2,743	—	—	2,743

Total revenues	128	—	47,857	33,124	(5,384)	75,725

Operating expenses by department:
Rooms	—	—	3,849	3,627	(900)	6,576
Food and beverage	—	—	5,102	4,187	—	9,289
Other	—	—	4,378	4,767	—	9,145
Other operating expenses:
Selling, general and administrative	645	35	12,010	8,633	(4,399)	16,924
Property operating costs	—	—	3,999	4,857	—	8,856
Depreciation and amortization	39	347	6,381	6,548	—	13,315
Loss on disposition of assets	—	—	21	1,017	—	1,038

	684	382	35,740	33,636	(5,299)	65,143
Other expenses from managed properties	—	—	2,945	—	—	2,945
Other expenses from managed properties—affiliates	—	—	2,743	—	—	2,743

Total operating expenses	684	382	41,128	33,636	(5,299)	70,831

Net operating (loss) income	(556)	(382)	6,429	(512)	(85)	4,894
Investment income—affiliates	—	—	—	(220)	—	(220)
Interest income	(48)	(2)	—	(1)	—	(51)
Interest expense	1,584	6,636	1	3,887	—	12,108

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,092)	(7,016)	6,428	(4,178)	(85)	(6,943)
Income tax (benefit) expense	55	—	123	170	—	348
Equity in loss (income) of unconsolidated affiliates, net of tax	4,712	(2,304)	—	(344)	(2,408)	(344)

Net (loss) income from continuing operations	(6,859)	(4,712)	6,305	(4,004)	2,323	(6,947)
Discontinued operations, net of tax	—	—	—	19	(84)	(65)

Net (loss) income	(6,859)	(4,712)	6,305	(4,023)	2,407	(6,882)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(23)	—	(23)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(6,859)	$(4,712)	$6,305	$(4,000)	$2,407	$(6,859)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period January 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$30,243	$33,550	$—	$63,793
Food and beverage	—	—	8,399	8,874	—	17,273
Other	—	—	7,206	8,714	—	15,920
Management and other fees	191	—	8,872	7	(7,672)	1,398
Management and other fees—affiliates	—	—	1,414	—	—	1,414

	191	—	56,134	51,145	(7,672)	99,798
Other revenue from managed properties	—	—	4,193	—	—	4,193
Other revenue from managed properties—affiliates	—	—	3,901	—	—	3,901

Total revenues	191	—	64,228	51,145	(7,672)	107,892

Operating expenses by department:
Rooms	—	—	5,325	5,412	(1,279)	9,458
Food and beverage	—	—	6,466	6,480	—	12,946
Other	—	—	5,908	7,542	—	13,450
Other operating expenses:
Selling, general and administrative	15,470	59	20,803	12,266	(6,393)	42,205
Property operating costs	—	—	5,266	6,081	—	11,347
Depreciation and amortization	53	480	8,391	7,545	—	16,469
Loss on disposition of assets	—	—	47	—	—	47

	15,523	539	52,206	45,326	(7,672)	105,922
Other expenses from managed properties	—	—	4,193	—	—	4,193
Other expenses from managed properties—affiliates	—	—	3,901	—	—	3,901

Total operating expenses	15,523	539	60,300	45,326	(7,672)	114,016

Net operating (loss) income	(15,332)	(539)	3,928	5,819	—	(6,124)
Investment income—affiliates	—	—	—	(303)	—	(303)
Interest income	(74)	(7)	—	(1)	—	(82)
Interest expense	2,179	9,136	—	4,701	—	16,016

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(17,437)	(9,668)	3,928	1,422	—	(21,755)
Income tax expense	66	—	141	62	—	269
Equity in loss (income) of unconsolidated affiliates, net of tax	3,978	(5,690)	—	(551)	1,712	(551)

Net (loss) income from continuing operations	(21,481)	(3,978)	3,787	1,911	(1,712)	(21,473)
Discontinued operations, net of tax	—	—	—	23	—	23

Net (loss) income	(21,481)	(3,978)	3,787	1,888	(1,712)	(21,496)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(15)	—	(15)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(21,481)	$(3,978)	$3,787	$1,903	$(1,712)	$(21,481)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2011

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$43,428	$43,590	$—	$87,018
Food and beverage	—	—	12,067	11,124	—	23,191
Other	—	—	10,350	12,368	—	22,718
Management and other fees	283	—	11,632	24	(10,532)	1,407
Management and other fees—affiliates	—	—	2,027	—	—	2,027

	283	—	79,504	67,106	(10,532)	136,361
Other revenue from managed properties	—	—	5,782	—	—	5,782
Other revenue from managed properties—affiliates	—	—	5,467	—	—	5,467

Total revenues	283	—	90,753	67,106	(10,532)	147,610

Operating expenses by department:
Rooms	—	—	7,249	7,121	(1,747)	12,623
Food and beverage	—	—	9,370	8,379	—	17,749
Other	—	—	8,342	10,220	—	18,562
Other operating expenses:
Selling, general and administrative	1,538	68	24,489	16,427	(8,617)	33,905
Property operating costs	—	—	8,112	9,168	—	17,280
Depreciation and amortization	77	673	12,734	13,079	—	26,563
Loss on disposition of property	—	—	21	1,017	—	1,038

	1,615	741	70,317	65,411	(10,364)	127,720
Other expenses from managed properties	—	—	5,782	—	—	5,782
Other expenses from managed properties—affiliates	—	—	5,467	—	—	5,467

Total operating expenses	1,615	741	81,566	65,411	(10,364)	138,969

Net operating (loss) income	(1,332)	(741)	9,187	1,695	(168)	8,641
Investment income—affiliates	—	—	—	(462)	—	(462)
Interest income	(97)	(5)	—	(4)	—	(106)
Interest expense	3,168	13,272	1	7,764	—	24,205

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(4,403)	(14,008)	9,186	(5,603)	(168)	(14,996)
Income tax expense	64	—	227	330	—	621
Equity in loss (income) of unconsolidated affiliates, net of tax	3,858	(10,150)	—	(451)	6,292	(451)

Net (loss) income from continuing operations	(8,325)	(3,858)	8,959	(5,482)	(6,460)	(15,166)
Discontinued operations, net of tax	—	—	—	(6,641)	(168)	(6,809)

Net (loss) income	(8,325)	(3,858)	8,959	1,159	(6,292)	(8,357)
Net income attributable to noncontrolling interest, net of tax	—	—	—	(32)	—	(32)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(8,325)	$(3,858)	$8,959	$1,191	$(6,292)	$(8,325)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period May 5, 2012 through June 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(5,262)	$(3,009)	$2,341	$(2,332)	$2,989	$(5,273)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	3,827	3,952	—	7,779
Bad debt expense	—	—	7	2	—	9
Amortization of debt fair value	(58)	(889)	—	60	—	(887)
Non-cash employee compensation and professional fees expense	—	—	868	—	—	868
Equity in losses (income) of affiliates	3,009	(20)	—	423	(2,989)	423
Deferred tax benefit	36	—	—	—	—	36
Changes in operating assets and liabilities	62,535	137,928	(64,230)	(138,243)	—	(2,010)

Net cash provided by (used in) operating activities	60,260	134,010	(57,187)	(136,138)	—	945

Investing activities:
Capital expenditures for property and equipment	—	—	(1,332)	(1,932)	—	(3,264)
Investment in development	—	—	(14)	—	—	(14)
Increase in restricted cash	—	—	—	(1,279)	—	(1,279)

Net cash used in investing activities	—	—	(1,346)	(3,211)	—	(4,557)

Financing activities:
Principal payments on debt	—	—	—	(392)	—	(392)
Payment of loan costs	(4)	—	—	—	—	(4)
Member contributions	1,091	—	—	—	—	1,091
Advances from consolidating entities, net	(73,551)	(131,166)	62,268	142,449	—	—

Net cash (used in) provided by financing activities	(72,464)	(131,166)	62,268	142,057	—	695

Net (decrease) increase in cash and cash equivalents	(12,204)	2,844	3,735	2,708	—	(2,917)
Cash and cash equivalents, beginning of period	23,340	3,909	(3,941)	4,467	—	27,775

Cash and cash equivalents, end of period	$11,136	$6,753	$(206)	$7,175	$—	$24,858

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period January 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(21,481)	$(3,978)	$3,787	$1,888	$(1,712)	$(21,496)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	53	480	8,391	7,545	—	16,469
Bad debt expense	—	—	1	25	—	26
Non-cash employee compensation and professional fees expense	—	—	3,348	—	—	3,348
Loss on disposition of assets	—	—	47	—	—	47
Equity in (income) losses of affiliates	3,978	(5,690)	—	(559)	1,712	(559)
Deferred tax benefit	73	—	—	—	—	73
Changes in operating assets and liabilities	14,315	(3,747)	(3,218)	(3,580)	—	3,770

Net cash (used in) provided by operating activities	(3,062)	(12,935)	12,356	5,319	—	1,678

Investing activities:
Capital expenditures for property and equipment	—	—	(1,248)	(989)	—	(2,237)
Investment in development	—	—	(75)	—	—	(75)
Proceeds from sale of assets	—	—	3	—	—	3
Increase in restricted cash	—	—	—	(3,464)	—	(3,464)

Net cash (used in) provided in investing activities	—	—	(1,320)	(4,453)	—	(5,773)

Financing activities:
Principal payments on debt	—	527	(14)	(2,290)	—	(1,777)
Payment of loan costs	3	(121)	—	(2)	—	(120)
Advances from consolidating entities, net	16,360	458	(15,777)	(1,041)	—	—

Net cash provided by (used in) financing activities	16,363	864	(15,791)	(3,333)	—	(1,897)

Net (decrease) increase in cash and cash equivalents	13,301	(12,071)	(4,755)	(2,467)	—	(5,992)
Cash and cash equivalents, beginning of period	10,039	15,980	814	6,934	—	33,767

Cash and cash equivalents, end of period	$23,340	$3,909	$(3,941)	$4,467	$—	$27,775

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2011

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(8,325)	$(3,858)	$8,959	$1,159	$(6,292)	$(8,357)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	77	673	12,734	13,180	—	26,664
Bad debt expense	—	—	1	24	—	25
Non-cash employee compensation and professional fees expense	—	—	1,130	—	—	1,130
Loss on disposition of assets	—	—	21	1,017	—	1,038
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)	—	(6,667)
Equity in loss (income) of unconsolidated affiliates	3,858	(10,150)	—	(494)	6,292	(494)
Deferred tax expense	106	—	—	—	—	106
Changes in operating assets and liabilities	(868)	(675)	(2,399)	(4,777)	—	(8,719)

Net cash (used in) provided by operating activities	(5,152)	(14,010)	20,446	3,442	—	4,726

Investing activities:
Capital expenditures for property and equipment	—	—	(2,041)	(3,133)	—	(5,174)
Loan repayment from unconsolidated affiliates	—	—	—	807	—	807
Investment in development	—	—	(168)	—	—	(168)
Proceeds from sale of a discontinued operation	—	—	—	4,200	—	4,200
(Increase) decrease in restricted cash	(1,000)	—	—	665	—	(335)

Net cash (used in) provided in investing activities	(1,000)	—	(2,209)	2,539	—	(670)

Financing activities:
Principal payments on debt	—	766	(16)	(3,221)	—	(2,471)
Payment of loan costs	(50)	(115)	—	(76)	—	(241)
Advances from consolidating entities, net	6,180	15,667	(20,167)	(1,680)	—	—

Net cash provided by (used in) financing activities	6,130	16,318	(20,183)	(4,977)	—	(2,712)

Net (decrease) increase in cash and cash equivalents	(22)	2,308	(1,946)	1,004	—	1,344
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	—	36,988

Cash and cash equivalents, end of period	$10,025	$26,476	$(2,274)	$4,105	$—	$38,332

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

As described in Note 2 to the condensed consolidated financial statements, in connection with the preparation of the condensed consolidated financial statements for the second quarter of 2012, we identified an error in the manner in which deferred tax balances were calculated. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we will revise our previously issued financial statements to correct the effect of this error. This non-cash revision does not impact our operating income or cash flows for any prior period.

As a result of the May 4, 2012 merger with K-9 Acquisition, Inc., we have a Predecessor period from January 1, 2012 to May 4, 2012 and a Successor period from May 5, 2012 to June 30, 2012. In order to present Management’s Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined Predecessor and Successor periods to arrive at the three and six months ended June 30, 2012 amounts and compared to the Predecessor three and six month periods ended June 30, 2011, however these combined results are considered non-GAAP financial measures.

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

On May 4, 2012, the Company merged with K-9 Acquisition, Inc., a Delaware corporation (Merger Sub) (the Merger). Although the Company continued as the same legal entity after the Merger, the Company’s capital structure changed significantly as a result of the Merger and our financial statement presentations distinguish between a “Predecessor” for periods prior to the Merger and a “Successor” for periods subsequent to the Merger. The Merger was accounted for as a business combination using the acquisition method of accounting and Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. The determination of these fair values reflects appraisals prepared by independent third parties and is based on actual tangible and identifiable intangible assets and liabilities that existed as of the effective time of the Merger. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

The following table presents an overview of our portfolio of resorts. As of June 30, 2012, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

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

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of June 30, 2012 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the period January 1 - March 31, 2012; the period April 1 - May 4, 2012; and the period May 5 - June 30, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

Industry Trends. We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved since the late 1980s. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on the concept.

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

Our primary business objective is to increase long-term value. We believe we can increase value by executing our internal and external growth strategies. Our primary internal growth strategies are:

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

Our business model is highly dependent on consumer spending, because the substantial majority of our revenues are earned from leisure guests, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past several years, the slowdown in the U.S. economy and accompanying economic recession has generally led to a decrease in credit available to consumers and a related decrease in consumer confidence and consumer discretionary spending. These trends generally continued through the second quarter of 2012 as consumers have experienced several negative economic impacts over the past few years, including:

•	continued turbulence in the banking and lending sectors, which has led to a general lessening of the availability of credit to consumers;

•	increasing energy and commodity prices (particularly food) in 2011 and 2012;

•	a high national unemployment rate;

•	economic uncertainty due to potential sovereign defaults;

•	a slowdown in economic growth and lack of consistent job creation during 2012;

•	a decline in the national average of home prices and an increase in the national home foreclosure rate; and

•	high volatility in the stock market that led to substantial declines in stock values and aggregate household savings from 2007 to 2012.

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

•

In 2010, the master servicer for our loan that is secured by our Traverse City and Kansas City resorts implemented a lock-box cash management arrangement due to the properties not meeting a minimum debt service coverage ratio test under the loan. The loan is not in default and the outstanding principal balance is not due currently, but accounting rules require us to classify the entire loan balance as a current liability as of June 30, 2012. We recorded an $18,741 impairment charge in 2010 related to our Traverse City and Kansas City resorts to reflect a decline in their estimated fair value. Although the operating performance of the two properties securing this loan has improved since 2010, we expect the properties to continue to feel the effects of the regional economic declines experienced over the past several years and to produce operating results below what they had produced prior to 2008.

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

Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, and depreciation and amortization (EBITDA). Rooms revenue accounted for approximately 66% of our total consolidated resort revenue for the six months ended June 30, 2012. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

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

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the six months ended June 30, 2012, approximately 34% of our total consolidated resort revenues consisted of non-rooms revenue.

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

We also use EBITDA and Adjusted EBITDA as measures of the operating performance of each of our resorts. EBITDA and Adjusted EBITDA are supplemental financial measures and are not defined by accounting principles generally accepted in the United States (GAAP). See “Non-GAAP Financial Measures” below for further discussion of our use of EBITDA and Adjusted EBITDA and a reconciliation of net loss to EBITDA and Adjusted EBITDA.

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

Intangibles – Our intangible assets consist of the value of our brand names, management contracts and patented and unpatented technologies. A summary of our intangibles is as follows:

	Successor	Predecessor
	6/30/12	12/31/11
Brandnames	$40,800	$23,829
Management contracts, net of amortization	8,186	—
Patented and unpatented technologies	1,819	1,481

	$50,805	$25,310

The brand name intangible assets have indefinite useful lives. We do not amortize the brand name intangibles, but instead test them for possible impairment at least annually or when circumstances warrant, by comparing the fair value of the intangible asset with its carrying amount. We amortize our management contract intangibles over the remaining life of the contracts, ranging from 4 years to 45 years. We amortize our patented and unpatented technologies over 15 years.

Goodwill — The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized. We determine our reporting unit’s fair values using a discounted cash flow model.

In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010 we recorded $1,365 of goodwill. In 2012 in connection with the Merger, we recorded $96,830 of goodwill as part of purchase accounting.

Balance as of January 1, 2011 (Predecessor)
Goodwill recorded related to the acquisition of the majority interest in CK	$1,365

Balance as of December 31, 2011 and May 4, 2012 (Predecessor)	$1,365
Goodwill removed as a result of the Merger	(1,365)
Goodwill recorded related to the Merger	96,830

Balance as of June 30, 2012 (Successor)	$96,830

Noncontrolling Interests — We record the interests in CK not owned by us as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of June 30, 2012.

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

Non-GAAP Financial Measures

We use EBITDA and Adjusted EBITDA as measures of our operating performance. EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures.

EBITDA is commonly defined as net income plus (a) net interest expense from continuing operations and discontinued operations, (b) income taxes from continuing operations and discontinued operations, and (c) depreciation and amortization from continuing operations and discontinued operations.

We define Adjusted EBITDA as net income (loss) plus (a) interest expense, net, (b) income taxes, (c) depreciation and amortization, (d) non-cash employee and director compensation, (e) costs associated with early extinguishment of debt or potential capital markets transactions, (f) opening costs of projects under development, (g) equity in earnings (loss) of unconsolidated related parties, (h) gain or loss on disposition of property or investments, (i) separation payments to senior executives, (j) environmental liability costs, (k) asset impairment charges, (l) non-controlling interests, (m) acquisition-related expenses, and (n) other unusual or non-recurring items.

EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures presented by other companies. In addition, EBITDA and Adjusted EBITDA (a) do not represent net income or cash flows from operations as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.

We believe EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because:

•

a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with GAAP. Because depreciation and amortization are non-cash items, we believe that presentation of EBITDA and Adjusted EBITDA are useful measures of our operating performance;

•	they are widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and

•

we believe they help investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results.

Our management uses EBITDA and Adjusted EBITDA:

•

as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items directly resulting from our asset base, primarily depreciation and amortization, from our operating results;

•	for planning purposes, including the preparation of our annual operating budget;

•	as valuation measures for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as measures in determining the value of other acquisitions and dispositions.

Using measures such as EBITDA and Adjusted EBITDA have material limitations, including the following:

•	they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•	they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements or improvements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	they do not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, our EBITDA and Adjusted EBITDA measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using EBITDA and Adjusted EBITDA, along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in our EBITDA- and Adjusted EBITDA-based measures.

EBITDA and Adjusted EBITDA are not intended as alternatives to net income (loss), as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as a measure of liquidity. You should therefore not place undue reliance on our EBITDA- and Adjusted EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our consolidated financial statements and the related notes, included elsewhere in this report.

Adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. We also present Adjusted EBITDA because it is used by some investors as a way to measure our ability to incur and service debt, make capital expenditures and meet working capital requirements.

Adjusted EBITDA is a measure commonly used in our industry, and we present Adjusted EBITDA to enhance investors’ understanding of our operating performance. We use Adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. The compensation committee of our board of directors determines the annual variable compensation for certain members of our management based in part on Adjusted EBITDA.

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA and Adjusted EBITDA for the periods presented (prior to the reclassification for discontinued operations).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	Successor/ Predecessor	Predecessor	Successor/ Predecessor	Predecessor
Net loss attributable to Great Wolf Resorts, Inc.	$(17,545)	$(6,859)	$(26,743)	$(8,325)
Adjustments:
Interest expense, net of interest income	10,563	12,058	22,162	24,175
Income tax expense	156	349	534	667
Depreciation and amortization	12,229	13,315	24,248	26,664

EBITDA	5,403	18,863	20,201	43,181
Non-cash employee and director compensation	3,425	548	4,216	1,131
Loss on disposition of assets	47	1,038	47	1,038
Equity in income loss of unconsolidated affiliates	(38)	(347)	(135)	(494)
Net income loss attributable to noncontrolling interest	(13)	(22)	(27)	(36)
Separation payments	—	—	—	385
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)
Merger-related costs	12,045	—	17,685	—

Adjusted EBITDA	$20,869	20,080	$41,987	$38,538

Results of Operations

General

Our financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	our CK subsidiary, which is a developer of experiential gaming products, less our noncontrolling interest; and

•	our equity interest in the Grand Mound resort, in which we have a minority ownership interest but which we do not consolidate.

Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

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

Our other operating expenses include the following items:

•

selling, general and administrative expenses, which are associated with the operations and management of resorts and our CK subsidiary and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses and Merger-related expenses;

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.

Three months ended June 30, 2012, compared with the three months ended June 30, 2011

The following table shows key operating statistics for our resorts for the three months ended June 30, 2012 and 2011:

	All Properties		Same Store Comparison (a)
	Successor/ Predecessor	Successor/ Predecessor	Predecessor
	2012	2012	2011	$	%
Occupancy	67.4%	67.4%	66.4%	N/A	1.5%
ADR	$254.98	$254.98	$252.99	$1.99	0.8%
RevPAR	$171.85	$171.85	$168.04	$3.81	2.3%
Total RevPOR	$388.92	$388.92	$384.21	$4.71	1.2%
Total RevPAR	$262.12	$262.12	$255.20	$6.92	2.7%
Non-rooms revenue per occupied room	$133.94	$133.94	$131.22	$2.72	2.1%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2012 and 2011.

The positive changes in key operating statistics for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, appear to be the result of:

•	incremental stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns; and

•	an increase in overall consumer demand for our properties.

Presented below are selected amounts from the statements of operations for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	Successor/ Predecessor	Predecessor
	2012	2011	Increase / (Decrease)
Revenues	$79,167	$75,725	$3,442
Operating expenses:
Departmental operating expenses	26,664	25,010	1,654
Selling, general and administrative	33,002	16,924	16,078
Depreciation and amortization	12,229	13,315	(1,086)
Loss on disposition of assets	47	1,038	(991)
Net operating (loss) income	(7,119)	4,894	(12,013)
Interest expense, net of interest income	10,563	12,057	(1,494)
Net loss attributable to Great Wolf Resorts, Inc.	(17,545)	(6,859)	(10,686)

Revenues. Total revenues increased due to the following:

•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business; and

•	An increase in consumer demand for our properties.

Operating expenses.

•	Departmental operating expenses increased by $1,654 in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due primarily to an increase in revenues.

•

Selling, general and administrative expenses increased by $16,078 in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due primarily to non-recurring expenses related to the Merger transaction.

•

Total depreciation and amortization decreased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to purchase accounting related to the Merger transaction.

•	Loss on disposition of assets decreased, primarily due to a loss related to CK during the three months ended June 30, 2011. There was no similar loss during the three months ended June 30, 2012.

Net operating income. During the three months ended June 30, 2012, we had net operating loss of $7,119 as compared to net operating income of $4,894 for the three months ended June 30, 2011.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. increased primarily due to a decrease in net operating income of $12,013. This decrease was partially offset by a decrease in interest expense, net of interest income of $1,494 primarily due to purchase accounting related to the Merger transaction.

Six months ended June 30, 2012, compared with the six months ended June 30, 2011

The following table shows key operating statistics for our resorts for the six months ended June 30, 2012 and 2011:

	All Properties		Same Store Comparison (a)
	Successor/ Predecessor 2012	Successor/ Predecessor 2012	Predecessor 2011	$	%
Occupancy	66.4%	66.4%	64.5%	N/A	2.9%
ADR	$260.14	$260.14	$258.83	$1.31	0.5%
RevPAR	$172.66	$172.66	$166.83	$5.83	3.5%
Total RevPOR	$398.44	$398.44	$394.85	$3.59	0.9%
Total RevPAR	$264.45	$264.45	$254.50	$9.95	3.9%
Non-rooms revenue per occupied room	$138.30	$138.30	$136.02	$2.28	1.7%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2012 and 2011 (that is, all properties other than our Blue Harbor Resort in Sheboygan, WI).

The positive changes in key operating statistics for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, appear to be the result of:

•	incremental stabilization of economic conditions, which appear to be having a positive impact on consumer sentiment and spending patterns; and

•	an increase in overall consumer demand for our properties.

Presented below are selected amounts from the statements of operations for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	Successor/ Predecessor	Predecessor
	2012	2011	Increase / (Decrease)
Revenues	$155,956	$147,610	$8,346
Operating expenses:
Departmental operating expenses	52,790	48,934	3,856
Selling, general and administrative	55,581	33,905	21,676
Depreciation and amortization	24,248	26,563	(2,315)
Loss on disposition of assets	47	1,038	(991)
Net operating (loss) income	(4,632)	8,641	(13,273)
Interest expense, net of interest income	22,162	24,099	(1,937)
Discontinued operations, net of tax	17	(6,809)	6,826
Net loss attributable to Great Wolf Resorts, Inc.	(26,743)	(8,325)	(18,418)

Revenues. Total revenues increased due to the following:

•	More stable economic conditions with corresponding strengthening in consumer confidence and discretionary spending, which positively affected our business; and

•	An increase in consumer demand for our properties.

Operating expenses.

•	Departmental operating expenses increased by $3,856 in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due primarily to an increase in revenues.

•

Selling, general and administrative expenses increased by $21,676 in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due primarily to non-recurring expenses related to the Merger transaction.

•

Total depreciation and amortization decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to purchase accounting related to the Merger transaction.

•	Loss on disposition of assets decreased, primarily due to a loss related to CK during the six months ended June 30, 2011. There was no similar loss during the six months ended June 30, 2012.

Net operating income. During the six months ended June 30, 2012, we had net operating loss of $4,632 as compared to net operating income of $8,641 for the six months ended June 30, 2011.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. increased primarily due to a decrease in net operating income of $13,273. This decrease was partially offset by a decrease in interest expense, net of interest income of $1,744 primarily due to purchase accounting related to the Merger transaction.

Segments

We have two reportable segments:

•	resort ownership/operation-revenues derived from our consolidated owned resorts; and

•	resort third-party management/licensing-revenues derived from management, license and other related fees from unconsolidated managed resorts.

The Other column in the table below includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments.

See our Segments section in our Summary of Significant Accounting Policies, in Note 3 of our condensed consolidated financial statements.

	Three months ended June 30,			Six months ended June 30,
	Successor/ Predecessor	Predecessor		Successor/ Predecessor	Predecessor
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Resort Ownership/Operation
Revenues	$69,821	$67,208	$2,613	$138,540	$130,461	$8,079
EBITDA	17,794	16,140	1,654	36,865	39,482	(2,617)
Resort Third-Party Management/License
Revenues	8,016	7,366	650	15,528	14,683	845
EBITDA	2,155	1,678	477	3,825	3,434	391

	Three months ended June 30,			Six months ended June 30,
	Successor/ Predecessor	Successor/ Predecessor	Successor/ Predecessor	Successor/ Predecessor	Predecessor
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Other
Revenues	1,330	1,151	179	1,888	2,466	(578)
EBITDA	(14,546)	1,045	(15,591)	(20,489)	265	(20,754)

Liquidity and Capital Resources

We had total indebtedness of $531,622 and $515,174 as of June 30, 2012 and December 31, 2011, respectively, summarized as follows:

	Carrying Value		Principal Amounts
	Successor	Predecessor	Successor
	June 30, 2012	December 31, 2011	June 30, 2012
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$62,732	$65,591	$64,733
Pocono Mountains mortgage loan	93,946	93,015	92,364
Concord mortgage loan	53,091	54,055	52,882
First mortgage notes (net of discount of $8,046 as of December 31, 2011)	261,011	221,954	230,000
Other Long-Term Debt:
Junior subordinated debentures	60,842	80,545	80,545
Other	—	14	—

	531,622	515,174	520,524
Less current portion of long-term debt	(67,363)	(67,678)	(67,363)

Total long-term debt	$464,259	$447,496	$453,161

The carrying value amounts as of June 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date. We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of June 30, 2012 was $11,098.

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2012.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the quarter ended June 30, 2012, the DSCR for this loan was 0.98, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of June 30, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of June 30, 2012, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. The properties had a combined net book value of $73,780 as of June 30, 2012, and the amount of debt outstanding under the loan was $64,733 as of June 30, 2012.

Given improved operating trends and performance at the properties during 2011 and the six months ended June 30, 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2012.

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

Concord Mortgage Loan—This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at June 30, 2012). This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter. The loan was amended in March 2012 to extend the maturity to December 31, 2016.

As part of the loan agreement, the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $25,000 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at June 30, 2012.

In connection with the refinancing of this loan in 2011 and the amendment of this loan in 2012, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed interest rate caps that cap the loan at 8.00% interest rate through December 2016. The interest rate caps were designated as ineffective cash flow hedges. We mark the interest rate caps to market and record the change to interest expense.

First Mortgage Notes—In April 2010, we completed, in a private placement followed by a registered exchange offer, an offering of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of

11.875% before transaction costs. Prior to the Merger, we were amortizing the discount over the life of the Notes using the straight-line method, which approximated the effective interest method. As part of the acquisition method of accounting done in conjunction with the Merger, the Notes were recorded at fair value. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes.

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

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III , Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary, issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter. The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through June 30,
2013	$4,449
2014	4,915
2015	64,028
2016	3,146
2017	363,442
Thereafter	80,545

Total	$520,525

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of June 30, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,819 in 2013, $1,947 in 2014, and $60,967 in 2015.

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

•

Expenditures related to capital expenditures for our existing resorts were $5,501 for the six months ended June 30, 2012. We expect to have approximately $4,000 of such expenditures for the rest of 2012.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we have one unconsolidated joint venture arrangement with The Confederated Tribes of the Chehalis Reservation (the Tribe) with respect to the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. We account for the joint venture using the equity method of accounting. See Note 4 to the unaudited consolidated financial statements of the Company.

We estimate that we may need to contribute approximately $5,000 to the joint venture in connection with the refinancing of a $93,768 loan incurred by the joint venture or to reduce the current loan balance.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2012:

	Payment Terms
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations (1)	$682,348	$39,681	$136,990	$425,132	$80,545
Operating lease obligations	3,983	916	1,771	1,053	243
Reserve on unrecognized tax benefits	1,268	—	—	—	1,268

Total	$687,599	$40,597	$138,761	$426,185	$82,056

(1)	Amounts include interest (for fixed rate debt) and principal.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $24,858 of available cash and cash equivalents and a working capital deficit of $69,361 (current assets less current liabilities) at June 30, 2012, compared to the $33,767 of available cash and cash equivalents and a working capital deficit of $63,403 at December 31, 2011. The primary reasons for the working capital deficit as of June 30, 2012 and December 31, 2011 are:

•	An increase accrued interest payable related our first mortgage notes that closed in April 2010, and

•

The classification of our Traverse City/Kansas City mortgage loan (principal balance of $64,733 as of June 30, 2012) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of June 30, 2012, the loan is not in default, and the principal balance is not currently due.

Cash Flows

Six months ended June 30, 2012, compared with the six months ended June 30, 2011

	Successor/ Predecessor	Predecessor
	2012	2011	Increase/ (Decrease)
Net cash provided by operating activities	$2,623	$4,726	$(2,103)
Net cash used in investing activities	(10,330)	(670)	(9,660)
Net cash used in financing activities	(1,202)	(2,712)	1,510

Operating Activities. The decrease in net cash provided by operating activities resulted primarily from an increase in accounts payable, accrued expenses and other liabilities during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, resulted primarily from the proceeds received from our sale of our Sheboygan resort during the six months ended June 30, 2011.

Financing Activities. The decrease in net cash used in financing activities resulted primarily from us receiving a capital contribution in connection with the Merger during the six months ended June 30, 2012. No similar capital contribution received during the six month ended June 30, 2011.

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

As of June 30, 2012, the total carrying value of our indebtedness was $531,622, of which $520,524 is due to third parties. The amounts as of June 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date. We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. This debt consisted of:

•	$62,732 of fixed rate debt secured by two of our resorts, of which $64,733 is due to a third party. This debt bears interest at a face rate of 6.96%. This loan matures in January 2015.

•	$93,946 of fixed rate debt secured by one of our resorts, of which $92,364 is due to a third party. This debt bears interest at a face rate of 6.10%. This loan matures in January 2017.

•

$53,091 of variable rate debt secured by one of our resorts, of which $52,882 is due to a third party. This debt bears interest at a floating annual rate of LIBOR plus a spread of 500 basis points, with a minimum face rate of 6.00% per annum. The effective face rate was 6.00% at June 30, 2012. This loan matures in December 2016.

•

$261,011 of Notes that are secured by first priority liens on three of our resorts, of which $230,000 is due to third parties. The Notes bear interest at a face rate of 10.875%. The Notes are due April 2017.

•

$35,604 of subordinated notes, of which $51,550 is due to third parties. The notes bear interest at a fixed face rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•

$25,238 of subordinated notes, of which $28,995 is due to third parties. The notes bear interest at a fixed face rate of 7.90% through July 2012 and then at a floating rate of LIBOR plus 550 basis points thereafter. The securities mature in July 2017.

As of June 30, 2012, we estimate the total fair value of the indebtedness described above to be approximately equal to their total carrying values.

At June 30, 2012 our variable rate debt is subject to minimum rate floors. If LIBOR were to increase or decrease by 1% or 100 basis points, there would be no change in interest expense on our variable rate debt based on our debt balance outstanding and current interest rates in effect as of June 30, 2012, as LIBOR plus the loans’ basis point spreads would not increase or decrease above the loans’ minimum rate floor.

During the six months ended June 30, 2012, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of June 30, 2012, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2012. We have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 12, 2012, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with K-9 Holdings, Inc., a Delaware corporation (“Parent”), and K-9 Acquisition, Inc., a Delaware corporation (“Merger Sub”), a direct wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, among other things, Parent and Merger Sub agreed to make a tender offer (the Offer) for all of the outstanding shares (each, a “Share”) of common stock (including restricted shares), par value $0.01 per share, of the Company (the “Common Stock”) at a price of $7.85 per share, net to the seller in cash, without interest (the “Offer Price”). Approximately 76% of the outstanding Shares were tendered in the Offer and the Company accepted all such tendered Shares for payment.

Following the expiration of the Offer, on May 4, 2012, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of Common Stock necessary for Merger Sub to own one share more than 90% of the outstanding Shares of Common Stock (the “Top-Up Shares”) at the Offer Price.

On May 4, 2012, following Merger Sub’s purchase of the Top-Up Shares, Parent completed its acquisition of the Company through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation in the merger and becoming a direct wholly-owned subsidiary of Parent (the “Merger”).

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

The proposed settlements are not final, and no fee petition has yet been submitted or approved. Due to the uncertainties we are unable to predict the outcome of the litigations or to quantify any impact they may eventually have on our Company. An unfavorable outcome in these cases could have a material adverse effect on our financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2012, effective upon consummation of the Merger, the 200 shares of common stock of the Merger Sub were converted into 200 shares of common stock of the Company as the surviving corporation in the Merger. The transaction was exempt from registration as a private offering under Section 4(2) of the Securities Act of 1933, as amended. We did not make any repurchases of our equity securities during the three months ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were not in default of our obligations upon any senior securities during the applicable period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective as of August 13, 2012, Allen R. Weiss was appointed as Chairman of our board of directors and of the board of directors of Parent (the “Parent Board”). As of the date of this report, we do not expect that Mr. Weiss will be appointed to serve on any committees of our board of directors or the Parent Board.

In connection with Mr. Weiss’s appointment as Chairman of our board of directors and the Parent Board, Mr. Weiss and the Company entered into a term sheet, dated as of August 13, 2012 (the “Chairman Term Sheet”). The Chairman Term Sheet provides that, among other things, Mr. Weiss will devote approximately forty (40) hours per month to the Company and the Company will pay Mr. Weiss an annual fee equal to $250,000 (which will be pro-rated for any partial calendar year of service) that will be payable on a monthly basis commencing retroactive to July 1, 2012.

Mr. Weiss and Parent also entered into a Subscription Agreement, dated as of August 13, 2012, pursuant to which Mr. Weiss agreed to purchase 100,000 shares of Common Stock (as defined below) at a price of $10.00 per share.

In addition, Mr. Weiss and Parent entered into a Stock Option Agreement (the “Weiss Option Agreement”), dated as of August 13, 2012, in accordance with the Plan (as defined below). The Weiss Option Agreement provides for a grant of 162,412 Tranche A Options, 162,412 Tranche B Options and 162,412 Tranche C Options to purchase shares of Common Stock, each with an exercise price of $10.00 per share.

The Company has entered into new employment agreements with Kimberly K. Schaefer, Timothy Black and Jeffrey Scott Maupin (each, an “Executive”), the Company’s President and Chief Executive Officer, Executive Vice President of Operations and Senior Vice President of Operations, respectively, each effective as of August 13, 2012 (the “Employment Agreements”). The Employment Agreements contemplate that each Executive will serve in his or her position for an initial term of five (5) years (the “Employment Period”), which may be extended by mutual agreement of the applicable Executive and the Company.

The terms of the Employment Agreements provide that, among other things, Ms. Schaefer, Mr. Black and Mr. Maupin (i) will be paid an annual base salary of $561,000, $319,770 and $275,000, respectively, which will be pro-rated for any partial calendar year of service and subject to annual review by our board of directors, (ii) will have an annual bonus opportunity of up to 150% of base salary, 100% of base salary and 25% of base salary, respectively, contingent upon the achievement of qualitative and quantitative performance goals approved by our board of directors (provided that, in the case of Ms. Schaefer and Mr. Black, the amount of any bonus payable to Ms. Schaefer or Mr. Black in respect of 2012 will be reduced by $250,000 or $125,000, respectively). Under the Employment Agreements, each Executive is eligible to participate in the Company’s retirement and other employee benefit plans and policies that it makes generally available to other executives, except severance plans or policies.

Each of the Employment Agreements provides severance benefits in the event that the applicable Executive experience certain qualifying terminations.

If during the Employment Period, the Company terminates Ms. Schaefer’s employment without cause or Ms. Schaefer resigns for good reason, subject to her execution of a general release of claims in favor of the Company, Ms. Schaefer will be entitled to receive the following:

•	A lump sum amount equal to 100% of her then-current annual base salary and the amount of any bonus paid or payable to Ms. Schaefer in respect of the year prior to the year of termination; and

•	A lump sum amount equal to thirty-six times (36x) the Company’s monthly contribution on behalf of Ms. Schaefer under the health and welfare plans in which she participates.

If during the Employment Period, the Company terminates the employment of Mr. Black or Mr. Maupin, as applicable, without cause, subject to his execution of a general release of claims in favor of the Company, the applicable Executive will be entitled to receive a lump sum amount equal to 100% of his then-current annual base salary.

If during the Employment Period, a change in control occurs and within twelve (12) months following the occurrence of the change in control, the Company terminates Mr. Maupin’s employment without cause, subject to his execution of a general release of claims in favor of the Company, Mr. Maupin will be entitled to receive the following:

•	A lump sum amount equal to 100% of his then-current annual base salary; and

•	A lump sum amount equal to twelve times (12x) times the Company’s monthly contribution on behalf of Mr. Maupin under the health and welfare plans in which he participates.

If during the Employment Period, a change in control occurs and within eighteen (18) months following the occurrence of the change in control, the Company terminates the employment of Ms. Schaefer or Mr. Black, as applicable without cause or Ms. Schaefer or Mr. Black, as applicable, resigns for good reason, subject to his or her execution of a general release of claims in favor of the Company, the applicable Executive will be entitled to receive the following:

•	A lump sum amount equal to 200% of his or her then-current annual base salary and the amount of any bonus paid or payable to him or her in respect of the year prior to the year of termination;

•	A lump sum amount equal to thirty-six times (36x) times the Company’s monthly contribution on behalf of the applicable Executive under the health and welfare plans in which he or she participates; and

•	Any equity awards granted to Ms. Schaefer or Mr. Black under the Plan and outstanding as of the date of his or her termination will accelerate in full.

The Employment Agreements contain twelve (12) (in the case of Mr. Maupin, nine (9)) month post-termination non-competition and non-solicitation restrictions and perpetual confidential information and non-disparagement covenants.

The Employment Agreements replace and supersede the employment agreements (or, in the case of Mr. Maupin, the change in control severance agreement) previously entered into between the Company and the Executives.

In addition, each of Ms. Schaefer, Mr. Black, Mr. Maupin and Alexander P. Lombardo, respectively, and Parent have entered into a Subscription Agreement, dated as of August 13, 2012, pursuant to which each of Ms. Schaefer, Mr. Black, Mr. Maupin and Mr. Lombardo, respectively, agreed to purchase 125,000, 7,500, 5,000 and 1,500 shares of Common Stock, respectively, at a price of $10.00 per share. Under his Employment Agreement, between January 1, 2013 and January 15, 2013, Mr. Black agreed to invest an additional $300,000 in Common Stock, provided that upon request by Mr. Black, Parent will provide Mr. Black with a loan to effect such purchase.

Each of Ms. Schaefer, Mr. Black, Mr. Maupin and Mr. Lombardo, respectively, and Parent have entered into a Stock Option Agreement, each dated as of August 13, 2012 (the “Schaefer Option Agreement,” “Black Option Agreement,” “Maupin Option Agreement” and “Lombardo Option Agreement” respectively), in accordance with the Plan. The Schaefer Option Agreement provides for a grant of 189,481 Tranche A Options, 189,481 Tranche B Options and 189,481 Tranche C Options to purchase shares of Common Stock, each with an exercise price of $10.00 per share. The Black Option Agreement provides for a grant of 71,462 Tranche A Options, 71,461 Tranche B Options and 71,461 Tranche C Options to purchase shares of Common Stock, each with an exercise price of $10.00 per share. The Maupin Option Agreement provides for a grant of 13,535 Tranche A Options, 13,534 Tranche B Options and 13,534 Tranche C Options to purchase shares of Common Stock, each with an exercise price of $10.00 per share. The Lombardo Option Agreement provides for a grant of 5,414 Tranche A Options, 5,413 Tranche B Options and 5,413 Tranche C Options to purchase shares of Common Stock, each with an exercise price of $10.00 per share.

Each of Ms. Schaefer and Mr. Black, respectively, and Parent have entered into a Restricted Stock Agreement, each dated as of August 13, 2012 (the “Schaefer Restricted Stock Agreement” and “Black Restricted Stock Agreement,” respectively). Pursuant to the Schaefer Restricted Stock Agreement, Ms. Schaefer was granted 25,000 restricted shares of Common Stock, which will vest on the date that Ms. Schaefer receives a bonus in respect of 2012 from the Company, subject to her continuous service on the applicable vesting date. To the extent that the bonus payable to Ms. Schaefer for fiscal year 2012 is less than $250,000, then Ms. Schaefer will forfeit a number of shares with a value equal to the shortfall. Pursuant to the Black Restricted Stock Agreement, Mr. Black was granted 12,500 restricted shares of Common Stock, which will vest on the date that Mr. Black receives a bonus in respect of 2012 from the Company, subject to his continuous service on the applicable vesting date. To the extent that the bonus payable to Mr. Black for fiscal year 2012 is less than $125,000, then Mr. Black will forfeit a number of shares with a value equal to the shortfall. The restricted shares were granted to Ms. Schaefer and Mr. Black outside of the Plan but are subject to the terms and conditions of the Plan.

On August 13, 2012, the Parent Board adopted the K-9 Holdings, Inc. 2012 Equity Incentive Plan (the “Plan”), effective as of August 13, 2012. The purpose of the Plan is to provide a means for Parent and Parent’s subsidiaries, including the Company, to attract and retain key personnel and for Parent and its subsidiaries’ directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in Parent, thereby strengthening their commitment to the welfare of Parent and its subsidiaries and aligning their interests with those of Parent’s stockholders. The Plan will terminate automatically on August 13, 2022. No awards will be granted under the Plan after that date, but awards granted prior to that date may extend beyond that date.

Under the Plan, awards of stock options, including both incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, stock bonus awards and performance compensation awards may be granted. Subject to adjustment for certain corporate events, 2,436,182 shares is the maximum number of shares of Common Stock authorized and reserved for issuance under the Plan.

Our and Parent’s employees, consultants and directors and those of its subsidiaries, as well as those whom we and Parent reasonably expect to become employees, consultants and directors or those of its subsidiaries are eligible for awards, provided that incentive stock options may be granted only to employees. A written agreement between Parent and each participant will evidence the terms of each award granted under the Plan.

The shares that may be issued pursuant to awards will be shares of Common Stock of Parent, $0.0001 par value per share (“Common Stock”), and the maximum aggregate amount of Common Stock which may be issued upon exercise of all awards under the Plan, including incentive stock options, may not exceed 2,436,182 shares, subject to adjustment to reflect certain corporate transactions or changes in our and Parent’s capital structure.

If any award under the Plan expires or otherwise terminates, in whole or in part, without having been exercised in full, the Common Stock withheld from issuance under that award will become available for future issuance under the Plan. If shares issued under the Plan are reacquired by us pursuant to the terms of any forfeiture provision, those shares will become available for future awards under the Plan. Awards that can only be settled in cash will not be treated as shares of Common Stock granted for purposes of the Plan.

The Parent Board, or a committee of members of Parent’s board of directors appointed by the Parent Board, may administer the Plan, and that administrator is referred to in this summary as the “administrator.” Among other responsibilities, the administrator selects participants from among the eligible individuals, determines the number of shares of Common Stock that will be subject to each award and determines the terms and conditions of each award, including exercise price, methods of payment and vesting the Parent Board may amend, alter, suspend, discontinue, or terminate the Plan or any portion thereof at any time.

Subject to the terms of an award agreement, if there is a specified type of change in Common Stock, such as stock or extraordinary cash dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges or other relevant changes in capitalization, appropriate equitable adjustments or substitutions will be made to the various limits under, and the share terms of, the Plan and the awards granted thereunder, including the maximum number of shares of Common Stock reserved under the Plan, the price or kind of other securities or other consideration subject to awards to the extent necessary to preserve the economic intent of the award. In addition, subject to the terms of an award agreement, in the event of certain mergers, the sale of all or substantially all of Parent’s assets, a reorganization or liquidation, or agreement to enter into any such transaction, the administrator may cancel outstanding awards and cause participants to receive, in cash, stock or a combination thereof, the value of the awards.

In the event of a “change in control” (as defined in the Plan), the administrator may provide that all options and stock appreciation rights subject to an award will become fully vested and immediately exercisable and any restricted period imposed upon restricted awards will expire immediately (including a waiver of applicable performance goals). Accelerated exercisability and lapse of restricted periods will, to the extent practicable, occur at a time which allows participants to participate in the change in control.

In general, each award granted under the Plan may be exercisable only by a participant during the participant’s lifetime or, if permissible under applicable law, by the participant’s legal guardian or representative. Except in very limited circumstances, no award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution, and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance will be void and unenforceable against us. However, the designation of a beneficiary will not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance.

In general, stock options granted under the Plan, including the stock options granted to Mr. Weiss, Ms. Schaefer, Mr. Black, Mr. Maupin and Mr. Lombardo will vest as follows. Tranche A Options will vest and become exercisable in equal installments on each of the first five (5) anniversaries of May 4, 2012. Tranche B Options will vest and become exercisable at such time as K-9 Investors, L.P., a Delaware limited partnership (“Parent’s Principal Stockholder”), realizes an internal rate of return that equals or exceeds 20% and a return on invested capital that equals or exceeds two (2), in each case, based on cash proceeds received by Parent’s Principal Stockholder. Tranche C Options will vest and become exercisable at such time as Parent’s Principal Stockholder realizes an internal rate of return that equals or exceeds 25% and a return on invested capital that equals or exceeds three (3), in each case, based on cash proceeds received by Parent’s Principal Stockholder. Vesting of the stock options is subject to the applicable recipient’s continued employment or service on the applicable vesting dates. In the event of a change in control, any Tranche A Options that have not vested as of the time of the change in control will generally become vested on the first anniversary of the change in control.

The Company and GWR Operating Partnership, L.L.L.P., a Delaware limited liability partnership (“GWROP”), have entered into a Consulting Agreement, dated as of August 13, 2012 (the “Consulting Agreement”), with Apollo Management VII, L.P. (“Management VII”) pursuant to which GWROP and its subsidiaries (and at its request its affiliates) will receive certain advisory services from Management VII (and its affiliates). The Consulting Agreement was entered into on August 13, 2012 but commences effective as of May 4, 2012, and will terminate on the earlier of (i) the twelfth anniversary of August 13, 2012, (ii) such time as Management VII and its affiliates then owning, directly or indirectly, beneficial economic interests in GWROP own in the aggregate, directly or indirectly, less than 5% of the beneficial economic interest of GWROP and (iii) such earlier date as is mutually agreed upon by GWROP, the Company and Management VII. As consideration for agreeing to render the services set forth in the Consulting Agreement, GWROP will pay to

Management VII or its designee an annual fee equal to the greater of $2 million and 2% of EBITDA (as defined in the Consulting Agreement) and, if the Company, GWROP or Parent or any of Parent’s direct or indirect parents consummates a transaction involving a change of control or an initial public offering before the termination of the Consulting Agreement, then, in lieu of the annual consulting fee and subject to certain qualifications, Management VII may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the Consulting Agreement. In addition, GWROP may be required to engage Management VII to provide certain advisory, investment banking or similar services if the Company, GWROP or Parent or any of Parent’s direct or indirect parents engages in any merger, acquisition, disposition, recapitalization, issuance of securities, financing or similar transaction. In the event that Management VII provides such services, GWROP will pay to Management VII or its designee additional fees to be determined in connection with the provision of such services. The Company guarantees GWROP’s payment obligations under the Consulting Agreement. GWROP and the Company’s payment obligations under the Consulting Agreement may be limited or subject to deferral, as appropriate, to the extent such obligations would otherwise violate any prohibitions or limitations under any of their applicable debt agreements.

In addition, GWROP and the Company have entered into an Expense Reimbursement and Indemnity Agreement, dated as of August 13, 2012 (the “Reimbursement Agreement”), with Management VII, pursuant to which (i) upon presentation of documentation as reasonably requested by GWROP, GWROP has agreed to pay all out-of-pocket expenses of Management VII or its affiliates in connection with their provision of services under the Consulting Agreement whether incurred on, prior or after the date of the Reimbursement Agreement, including any expenses incurred in connection with the transactions contemplated by the Merger Agreement to the extent that such expenses related to the Merger Agreement were not paid or reimbursed by Parent prior to or in connection with the closing of the transactions contemplated by the Merger Agreement and (ii) GWROP has also agreed to indemnify Management VII and its affiliates and certain other parties against all liabilities arising out of or in connection with services contemplated by and/or Management VII’s engagement under the Reimbursement Agreement, subject, in each case, to deferral of such payment obligations to the extent such payments are prohibited by GWROP and the Company’s applicable debt agreements. Such reimbursement obligations are effective with respect to periods commencing on or after May 4, 2012. The Reimbursement Agreement is coterminous with the Consulting Agreement. The Company guarantees GWROP’s payment obligations under the Reimbursement Agreement.

ITEM 6. EXHIBITS

The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of March 12, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2012), as amended by the First Amendment to Agreement and Plan of Merger, dated as of April 6, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012), as further amended by the Second Amendment to Agreement and Plan of Merger, dated as of April 18, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2012), and as further amended by the Third Amendment to Agreement and Plan of Merger, dated as of April 20, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).

3.2	Amended and Restated Certificate of Incorporation of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2012).

3.3	Amended and Restated Bylaws of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 4, 2012).

31.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Calculation Linkbase Document.

101.LAB^	XBRL Taxonomy Label Linkbase Document.

101.PRE^	XBRL Taxonomy Presentation Linkbase Document.

*	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC.
**	Filed herewith.
***	Furnished herewith.
^	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 14, 2012