Form 10-Q/A
period 2012-06-30
Great Wolf Resorts, Inc.
filed 2012-08-31
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A (this “Amendment”) to Great Wolf Resorts, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish the Company’s interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

No changes have been made to the Form 10-Q other than those described above. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not amend, modify, update or restate in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

The exhibits listed below are included as exhibits in this Amendment.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of March 12, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2012), as amended by the First Amendment to Agreement and Plan of Merger, dated as of April 6, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012), as further amended by the Second Amendment to Agreement and Plan of Merger, dated as of April 18, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2012), and as further amended by the Third Amendment to Agreement and Plan of Merger, dated as of April 20, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).

3.2	Amended and Restated Certificate of Incorporation of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2012).

3.3	Amended and Restated Bylaws of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 4, 2012).

31.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC.
**	Previously filed or furnished with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 14, 2012.
†	XBRL (eXtensible Business Reporting Language) information is furnished hereby and is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 31, 2012

4