Form 10-Q
period 2012-09-30
Great Wolf Resorts, Inc.
filed 2012-11-09
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock was 200 as of November 9, 2012.

Great Wolf Resorts, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4
Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, the period May 5, 2012 through September 30, 2012, the period January 1, 2012 through May 4, 2012, and the nine months ended September 30, 2011	5
Condensed Consolidated Statements of Cash Flows for the period May 5, 2012 through September 30, 2012, the period January 1, 2012 through May 4, 2012 and the nine months ended September 30, 2011	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3. Quantitative and Qualitative Disclosures About Market Risk	62
Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63
Item 1A. Risk Factors	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3. Defaults Upon Senior Securities	65
Item 4. Mine Safety Disclosures	65
Item 5. Other Information	65
Item 6. Exhibits	65
Signatures	66

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	Successor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$35,531	$33,767
Escrows	5,758	2,618
Accounts receivable, net of allowance for doubtful accounts of $2 and $5	7,244	3,660
Accounts receivable – affiliate	2,041	3,243
Inventory	7,013	7,570
Other current assets	10,404	6,212

Total current assets	67,991	57,070
Property and equipment, net	624,489	576,262
Investments in and advances to affiliate	25,623	24,311
Other assets	10,162	20,556
Goodwill	97,497	1,365
Intangible assets	50,636	25,310

Total assets	$876,398	$704,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$67,201	$67,678
Accounts payable	3,620	5,301
Accounts payable – affiliate	17	27
Accrued interest payable	14,081	8,012
Accrued expenses	24,751	24,211
Advance deposits	9,853	7,715
Other current liabilities	8,645	7,529

Total current liabilities	128,168	120,473
Mortgage debt	399,707	366,951
Other long-term debt	60,893	80,545
Deferred tax liability	17,200	11,907
Deferred compensation liability	2,086	1,502

Total liabilities	608,054	581,378
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 200 and 32,470,524 shares issued and outstanding	0	325
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	0	0
Additional paid-in-capital	264,973	404,714
Accumulated deficit	(1,490)	(281,314)
Deferred compensation	0	(200)

Total Great Wolf Resorts, Inc. stockholders’ equity	263,483	123,525
Noncontrolling interest	4,861	(29)

Total equity	268,344	123,496

Total liabilities and equity	$876,398	$704,874

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars in thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011	Period May 5, 2012 through September 30, 2012	Period January 1, 2012 through May 4, 2012	Nine months ended September 30, 2011
Revenues:
Rooms	$52,223	$50,340	$80,277	$63,793	$137,358
Food and beverage	13,414	12,829	21,535	17,273	36,020
Other	13,601	12,920	20,868	15,920	35,638
Management and other fees	1,181	912	1,661	1,398	2,319
Management and other fees – affiliates	1,002	957	1,537	1,414	2,984

	81,421	77,958	125,878	99,798	214,319
Other revenue from managed properties	3,129	2,969	5,007	4,193	8,751
Other revenue from managed properties – affiliates	2,811	2,624	4,540	3,901	8,091

Total revenues	87,361	83,551	135,425	107,892	231,161
Operating expenses by department:
Rooms	7,082	6,676	11,304	9,458	19,299
Food and beverage	9,603	9,318	15,732	12,946	27,067
Other	10,621	9,743	17,206	13,450	28,305
Other operating expenses:
Selling, general and administrative	18,104	15,356	31,480	42,205	49,261
Selling, general and administrative – affiliates	1,008	0	1,008	0	0
Property operating costs	9,471	8,544	14,345	11,347	25,824
Depreciation and amortization	11,766	14,799	19,545	16,469	41,362
Loss on disposition of assets	151	330	151	47	1,368

	67,806	64,766	110,771	105,922	192,486
Other expenses from managed properties	3,129	2,969	5,007	4,193	8,751
Other expenses from managed properties – affiliates	2,811	2,624	4,540	3,901	8,091

Total operating expenses	73,746	70,359	120,318	114,016	209,328

Net operating income (loss)	13,615	13,192	15,107	(6,124)	21,833
Investment income – affiliates	(220)	(220)	(357)	(303)	(682)
Interest income	(48)	(50)	(79)	(82)	(156)
Interest expense	10,015	11,969	16,274	16,016	36,174

Income (loss) from continuing operations before income taxes and equity in (income) loss of unconsolidated affiliates	3,868	1,493	(731)	(21,755)	(13,503)
Income tax expense	250	218	529	269	839
Equity in (income) loss of unconsolidated affiliates, net of tax	(138)	(101)	264	(551)	(552)

Net income (loss) from continuing operations	3,756	1,376	(1,524)	(21,473)	(13,790)
Discontinued operations, net of tax	(2)	105	(9)	23	(6,704)

Net income (loss)	3,758	1,271	(1,515)	(21,496)	(7,086)
Net (income) loss attributable to noncontrolling interest, net of tax	(14)	18	(25)	(15)	(14)

Net income (loss) attributable to Great Wolf Resorts, Inc.	$3,772	$1,253	$(1,490)	$(21,481)	$(7,072)

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Successor	Predecessor
	Period May 5, 2012 through September 30, 2012	Period January 1, 2012 through May 4, 2012	Nine months ended September 30, 2011
Operating activities:
Net loss	$(1,515)	$(21,496)	$(7,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,545	16,469	41,462
Bad debt expense	116	26	38
Amortization of debt fair value	(2,078)	0	0
Non-cash employee compensation and professional fees expense	1,120	3,348	1,638
Loss on disposition of assets	151	47	1,368
Gain on disposition of property included in discontinued operations	0	0	(6,667)
Equity in loss (income) of unconsolidated affiliates	260	(559)	(653)
Deferred tax expense	163	73	159
Changes in operating assets and liabilities:
Accounts receivable and other assets	(6,177)	103	(3,207)
Accounts payable, accrued expenses and other liabilities	4,859	3,667	217

Net cash provided by operating activities	16,444	1,678	27,269

Investing activities:
Capital expenditures for property and equipment	(6,168)	(2,237)	(7,720)
Loan repayment from unconsolidated affiliates	0	0	807
Investment in development	(43)	(75)	(316)
Proceeds from sale of a discontinued operation	0	0	4,200
Proceeds from the sale of assets	0	3	2
Increase in restricted cash	(488)	(3,464)	(1,910)

Net cash used in investing activities	(6,699)	(5,773)	(4,937)

Financing activities:
Principal payments on debt	(3,021)	(1,777)	(79,239)
Proceeds from issuance of long-term debt	0	0	56,000
Payment of loan costs	(59)	(120)	(1,549)
Capital contributions	1,091	0	0

Net cash used in financing activities	(1,989)	(1,897)	(24,788)

Net increase (decrease) in cash and cash equivalents	7,756	(5,992)	(2,456)
Cash and cash equivalents, beginning of period	27,775	33,767	36,988

Cash and cash equivalents, end of period	$35,531	$27,775	$34,532

Supplemental Cash Flow Information:
Cash paid for interest	$7,272	$20,499	$28,946
Cash paid for income taxes	$470	$211	$662
Non-cash items:
Transfer of fixed assets to inventory	$0	$0	$1,883

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

The following table presents an overview of our portfolio of resorts. As of September 30, 2012, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

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

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of September 30, 2012 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended September 30, 2012, the period January 1 – May 4, 2012, and the period May 5 – September 30, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the second quarter of 2012, we identified an error in the manner in which deferred tax balances were calculated. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued financial statements to correct the effect of this error. This non-cash revision does not impact our operating income or cash flows for any prior period.

The following tables present the effect of this correction on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Equity and Statements of Cash Flows for all Predecessor periods affected:

	As Previously Reported	Adjustment	As Revised
March 31, 2012
Condensed Consolidated Balance Sheet
Other current assets	$8,459	$(955)	$7,504
Total current assets	72,403	(955)	71,448
Other assets	25,977	(5,373)	20,604
Total assets	715,439	(6,328)	709,111
Deferred tax liability	0	11,961	11,961
Total liabilities	582,517	11,961	594,478
Accumulated deficit	(272,223)	(18,289)	(290,512)
Total Great Wolf Resorts, Inc. stockholders’ equity	132,964	(18,289)	114,675
Total equity	132,922	(18,289)	114,633
Total liabilities and equity	715,439	(6,328)	709,111

	As Previously Reported	Adjustment	As Revised
Three Months Ended March 31, 2012
Condensed Consolidated Statement of Operations
Income tax expense	$441	$(66)	$375
Equity in income of unconsolidated affiliates, net of tax	(92)	(1)	(93)
Net loss from continuing operations	(9,241)	67	(9,174)
Net loss	(9,277)	67	(9,210)
Net income attributable to noncontrolling interest, net of tax	(13)	1	(12)
Net loss attributable to Great Wolf Resorts, Inc.	(9,264)	66	(9,198)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.29)	$0.00	$(0.29)
Income (loss) from discontinued operations, net of tax	(0.00)	0.00	0.00

Basic and diluted loss per common share	$(0.29)	$0.00	$(0.29)

Condensed Consolidated Statement of Cash Flow
Net loss	$(9,277)	$67	$(9,210)
Deferred tax expense	120	(67)	53

	As Previously Reported	Adjustment	As Revised
December 31, 2011
Consolidated Balance Sheet
Other current assets	$7,167	$(955)	$6,212
Total current assets	58,025	(955)	57,070
Other assets	26,049	(5,493)	20,556
Total assets	711,322	(6,448)	704,874
Deferred tax liability	0	11,907	11,907
Total liabilities	569,471	11,907	581,378
Accumulated deficit	(262,959)	(18,355)	(281,314)
Total Great Wolf Resorts, Inc. stockholders’ equity	141,880	(18,355)	123,525
Total equity	141,851	(18,355)	123,496
Total liabilities and equity	711,322	(6,448)	704,874
Year Ended December 31, 2011
Consolidated Statement of Operations
Income tax expense	$7,086	$(5,954)	$1,132
Equity in loss of unconsolidated affiliates, net of tax	18	(5)	13
Net loss from continuing operations	(32,324)	5,959	(26,365)
Net loss	(25,690)	5,959	(19,731)
Net income attributable to noncontrolling interest, net of tax	(27)	9	(18)

	As Previously Reported	Adjustment	As Revised
Net loss attributable to Great Wolf Resorts, Inc.	(25,663)	5,950	(19,713)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(1.03)	$0.19	$(0.84)
Income from discontinued operations, net of tax	0.21	0.00	0.21

Basic and diluted loss per common share	$(0.82)	$0.19	$(0.63)

Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$5,950	$(19,713)
Accumulated deficit	(262,959)	(18,355)	(281,314)
Consolidated Statement of Cash Flow
Net loss	$(25,690)	$5,959	$(19,731)
Deferred tax expense	6,167	(5,959)	208

	As Previously Reported	Adjustment	As Revised
September 30, 2011
Condensed Consolidated Balance Sheet
Other assets	$29,470	$(8,234)	$21,236
Total assets	729,783	(8,234)	721,549
Deferred tax liability	0	11,853	11,853
Total liabilities	574,175	11,853	586,028
Accumulated deficit	(248,586)	(20,087)	(268,673)
Total Great Wolf Resorts, Inc. stockholders’ equity	155,634	(20,087)	135,547
Total equity	155,608	(20,087)	135,521
Total liabilities and equity	729,783	(8,234)	721,549
Three Months Ended September 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$39	$179	$218
Equity in income of unconsolidated affiliates, net of tax	(184)	83	(101)
Net income from continuing operations	1,638	(262)	1,376
Net income	1,533	(262)	1,271
Net income attributable to Great Wolf Resorts, Inc.	1,515	(262)	1,253
Income per share of common stock basic and diluted:
Income from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$0.05	$(0.01)	$0.04
Income from discontinued operations, net of tax	0.00	0.00	0.00

Basic and diluted loss per common share	$0.05	$(0.01)	$0.04

	As Previously Reported	Adjustment	As Revised
Nine Months Ended September 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$5,175	$(4,336)	$839
Equity in income of unconsolidated affiliates, net of tax	(667)	115	(552)
Net loss from continuing operations	(18,011)	4,221	(13,790)
Net loss	(11,307)	4,221	(7,086)
Net income attributable to noncontrolling interest, net of tax	(17)	3	(14)
Net loss attributable to Great Wolf Resorts, Inc.	(11,290)	4,218	(7,072)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.58)	$0.13	$(0.45)
Income from discontinued operations, net of tax	0.22	0.00	0.22

Basic and diluted loss per common share	$(0.36)	$0.13	$(0.23)

Condensed Consolidated Statement of Cash Flow
Net loss	$(11,307)	$4,221	$(7,086)
Deferred tax expense	4,380	(4,221)	159

	As Previously Reported	Adjustment	As Revised
June 30, 2011
Condensed Consolidated Balance Sheet
Other assets	$30,704	$(8,026)	$22,678
Total assets	744,470	(8,026)	736,444
Deferred tax liability	0	11,798	11,798
Total liabilities	590,908	11,798	602,706
Accumulated deficit	(250,101)	(19,824)	(269,925)
Total Great Wolf Resorts, Inc. stockholders’ equity	153,607	(19,824)	133,783
Total equity	153,562	(19,824)	133,738
Total liabilities and equity	744,470	(8,026)	736,444

Three Months Ended June 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$134	$214	$348
Equity in income of unconsolidated affiliates, net of tax	(332)	(12)	(344)
Net loss from continuing operations	(6,745)	(202)	(6,947)
Discontinued operations, net of tax	107	(172)	(65)
Net loss	(6,852)	(30)	(6,882)
Net income attributable to noncontrolling interest, net of tax	(21)	(2)	(23)
Net loss attributable to Great Wolf Resorts, Inc.	(6,831)	(28)	(6,859)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.22)	$0.00	$(0.22)
Income from discontinued operations, net of tax	0.00	0.00	0.00

Basic and diluted loss per common share	$(0.22)	$0.00	$(0.22)

	As Previously Reported	Adjustment	As Revised
Six months Ended June 30, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$5,136	$(4,515)	$621
Equity in (income) loss of unconsolidated affiliates, net of tax	(483)	32	(451)
Net loss from continuing operations	(19,649)	4,483	(15,166)
Net loss	(12,840)	4,483	(8,357)
Net income attributable to noncontrolling interest, net of tax	(35)	3	(32)
Net loss attributable to Great Wolf Resorts, Inc.	(12,805)	4,480	(8,325)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.63)	$0.14	$(0.49)
Income from discontinued operations, net of tax	0.22	0.00	0.22

Basic and diluted loss per common share	$(0.41)	$0.14	$(0.27)

Condensed Consolidated Statement of Cash Flow
Net loss	$(12,840)	$4,483	$(8,357)
Deferred tax expense	4,589	(4,483)	106

	As Previously Reported	Adjustment	As Revised
March 31, 2011
Condensed Consolidated Balance Sheet
Other assets	$31,496	$(8,053)	$23,443
Total assets	761,625	(8,053)	753,572
Deferred tax liability	0	11,744	11,744
Total liabilities	601,655	11,744	613,399
Accumulated deficit	(243,270)	(19,797)	(263,067)
Total Great Wolf Resorts, Inc. stockholders’ equity	159,993	(19,797)	140,196
Total equity	159,970	(19,797)	140,173
Total liabilities and equity	761,625	(8,053)	753,572

Three Months Ended March 31, 2011
Condensed Consolidated Statement of Operations
Income tax expense	$5,002	$(4,729)	$273
Equity in income of unconsolidated affiliates, net of tax	(151)	44	(107)
Net loss from continuing operations	(12,904)	4,685	(8,219)
Discontinued operations, net of tax	(6,916)	172	(6,744)
Net loss	(5,988)	4,513	(1,475)
Net income attributable to noncontrolling interest, net of tax	(14)	5	(9)
Net loss attributable to Great Wolf Resorts, Inc.	(5,974)	4,508	(1,466)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.41)	$0.14	$(0.27)
Income from discontinued operations, net of tax	0.22	0.00	0.22

Basic and diluted loss per common share	$(0.19)	$0.14	$(0.05)

Condensed Consolidated Statement of Cash Flow
Net loss	$(5,988)	$4,513	$(1,475)
Deferred tax expense	4,562	(4,513)	49

	As Previously Reported	Adjustment	As Revised
December 31, 2010
Consolidated Balance Sheet
Other assets	$38,649	$(12,615)	$26,034
Total assets	771,238	(12,615)	758,623
Deferred tax liability	0	11,690	11,690
Total liabilities	605,468	11,690	617,158
Accumulated deficit	(237,296)	(24,305)	(261,601)
Total Great Wolf Resorts, Inc. stockholders’ equity	165,779	(24,305)	141,474
Total equity	165,770	(24,305)	141,465
Total liabilities and equity	771,238	(12,615)	758,623
Year Ended December 31, 2010
Consolidated Statement of Operations
Income tax expense (benefit)	$(5,403)	$6,188	$785
Equity in loss of unconsolidated affiliates, net of tax	576	72	648
Net loss from continuing operations	(50,563)	(6,260)	(56,823)
Discontinued operations, net of tax	455	54	509
Net loss	(51,018)	(6,314)	(57,332)
Net loss attributable to Great Wolf Resorts, Inc.	(51,009)	(6,314)	(57,323)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(1.63)	$(0.20)	$(1.83)
Loss from discontinued operations, net of tax	(0.02)	0.00	(0.02)

Basic and diluted loss per common share	$(1.65)	$(0.20)	$(1.85)

Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	$(51,009)	$(6,314)	$(57,323)
Accumulated deficit	(237,296)	(24,305)	(261,601)
Consolidated Statement of Cash Flow
Net loss	$(51,018)	$(6,314)	$(57,332)
Deferred tax expense	(6,408)	6,314	(94)

	As Previously Reported	Adjustment	As Revised
Year Ended December 31, 2009
Consolidated Statement of Operations
Income tax expense	$220	$(40)	$180
Equity in loss of unconsolidated affiliates, net of tax	2,435	(3)	2,432
Net loss from continuing operations	(30,518)	43	(30,475)
Discontinued operations, net of tax	27,958	(41)	27,917
Net loss	(58,476)	84	(58,392)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(0.99)	$(0.00)	$(0.99)
Loss from discontinued operations, net of tax	(0.91)	0.00	(0.91)

Basic and diluted loss per common share	$(1.90)	$0.00	$(1.90)

	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Equity
Net loss	$(58,476)	$84	$(58,392)
Accumulated deficit	(186,287)	(17,991)	(204,278)
Consolidated Statement of Cash Flow
Net loss	$(58,476)	$84	$(58,392)
Deferred tax expense	131	(84)	47

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

Intangibles — Our intangible assets consist of the value of our brand names, management contracts and patented and unpatented technologies. A summary of our intangibles is as follows:

	Successor September 30, 2012	Predecessor December 31, 2011
Brand names	$40,800	$23,829
Management contracts, net of amortization	8,015	—
Patented and unpatented technologies	1,821	1,481

	$50,636	$25,310

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

In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010, we recorded $1,365 of goodwill. In 2012 in connection with the Merger, we recorded $97,497 of goodwill as part of purchase accounting.

Balance as of January 1, 2011 (Predecessor)
Goodwill recorded related to the acquisition of the majority interest in CK	$1,365

Balance as of December 31, 2011 and May 4, 2012 (Predecessor)	$1,365
Goodwill removed as a result of the Merger	(1,365)
Goodwill recorded related to the Merger	97,497

Balance as of September 30, 2012 (Successor)	$97,497

Noncontrolling Interests — We record the interests in CK not owned by us as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations.

Discontinued Operations — We record the results of the operations of an entity that has been disposed of as a discontinued operation in the consolidated statements of operations when the operations and cash flows of the entity have been eliminated from the ongoing operations and we do not have any significant continuing involvement in the operations of the entity after the disposal transaction. During the nine months ended September 30, 2011 we disposed of our Blue Harbor Resort property and have included that property’s operations and gain on sale in discontinued operations for all periods presented. The operations of Blue Harbor Resort were formerly included in our Resort Ownership/Operation segment.

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

The Other column in the table includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments. Included in net operating loss in the other column are $1,626, $2,678 and $15,970 of merger-related transaction costs for the three months ended September 30, 2012 and the periods May 5, 2012 – September 30, 2012, and January 1, 2012 – May 4, 2012, respectively. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. At September 30, 2012 goodwill in the amounts of $92,688 and $4,809 have been assigned to the Resort Ownership/Operation and Other segments, respectively.

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended September 30, 2012 (Successor)
Revenues	$77,425	$8,123	$1,813	$87,361

Depreciation and amortization	(10,520)	—	(1,246)	(11,766)
Net operating income (loss)	14,551	2,183	(3,119)	13,615
Investment income – affiliates	—	—	—	(220)
Interest income	—	—	—	(48)
Interest expense	—	—	—	10,015

Income from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$3,868

Total assets	747,092	1,238	128,068	$876,398

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period May 5, 2012 through September 30, 2012 (Successor)
Revenues	$120,089	$12,745	$2,591	$135,425

Depreciation and amortization	(17,470)	—	(2,075)	(19,545)
Net operating income (loss)	17,936	3,198	(6,027)	15,107
Investment income – affiliates	—	—	—	(357)
Interest income	—	—	—	(79)
Interest expense	—	—	—	16,274

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(731)
Additions to long-lived assets	5,968	—	200	$6,168

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period January 1, 2012 through May 4, 2012 (Predecessor)
Revenues	$95,876	$10,906	$1,110	$107,892

Depreciation and amortization	(15,476)	—	(993)	(16,469)
Net operating income (loss)	11,070	2,813	(20,007)	(6,124)
Investment income – affiliates	—	—	—	(303)
Interest income	—	—	—	(82)
Interest expense	—	—	—	16,016

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(21,755)

Additions to long-lived assets	2,173	—	64	$2,237

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended September 30, 2011(Predecessor)
Revenues	$74,194	$7,462	$1,895	$83,551

Depreciation and amortization	(14,045)	—	(754)	(14,799)
Net operating income	11,243	1,868	81	13,192
Investment income – affiliates	—	—	—	(220)
Interest income	—	—	—	(50)
Interest expense	—	—	—	11,969

Income from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$1,493

Additions to long-lived assets	2,400	—	146	$2,546

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Nine months ended September 30, 2011(Predecessor)
Revenues	$204,655	$22,145	$4,361	$231,161

Depreciation and amortization	(39,083)	—	(2,279)	(41,362)
Net operating income (loss)	19,086	5,303	(2,556)	21,833
Investment income – affiliates	—	—	—	(682)
Interest income	—	—	—	(156)
Interest expense	—	—	—	36,174

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(13,503)

Additions to long-lived assets	7,362	—	358	$7,720

Total assets	611,112	927	109,510	$721,549

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

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. An entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a the asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

4. PURCHASE ACCOUNTING IN CONNECTION WITH THE MERGER

On March 12, 2012, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with K-9 Holdings, Inc., a Delaware corporation (K-9), and Merger Sub, a direct wholly-owned subsidiary of K-9. Pursuant to the terms of the Merger Agreement, among other things, K-9 and Merger Sub agreed to make a tender offer (the Offer) for all of the outstanding shares (each, a Share) of common stock (including restricted shares), par value $0.01 per share, of the Company (the Common Stock) at a price of $7.85 per share, net to the seller in cash, without interest (the Offer Price). Approximately 76% of the outstanding Shares were tendered in the Offer and the Company accepted all such tendered Shares for payment.

Following the expiration of the Offer, on May 4, 2012, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of Common Stock necessary for Merger Sub to own one share more than 90% of the outstanding Shares of Common Stock (the Top-Up Shares) at the Offer Price.

On May 4, 2012, following Merger Sub’s purchase of the Top-Up Shares, K-9 completed its acquisition of the Company through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation in the merger and becoming a direct wholly-owned subsidiary of K-9 (the Merger).

At the effective time of the Merger, each share of Common Stock issued and outstanding immediately prior thereto (other than Common Stock owned or held (i) in treasury by the Company or any wholly-owned subsidiary of the Company, (ii) by K-9 or any of its subsidiaries (including the Top-Up Shares), or (iii) by stockholders who have validly exercised their appraisal rights), was canceled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax.

The total cost to acquire all outstanding Shares pursuant to the Offer and the Merger was approximately $263,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo Management VII, L.P. (Apollo).

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

•	Recorded as goodwill the excess of consideration in the purchase transaction over the estimated fair value of net tangible and intangible assets.

Purchase of Great Wolf Resorts, Inc. common equity	$262,773
Less: Historical book value of Great Wolf Resorts, Inc. net assets acquired	105,414

Excess of purchase price over historical book value of net assets acquired	$157,359
Allocated to:
Goodwill	$97,497
Property, plant and equipment	74,776
Intangible assets	24,231
Investments in and advances to affiliates	219
Other assets	(9,801)
Debt	(19,502)
Non-controlling interest	(4,932)
Deferred tax liabilities	(5,129)

Total Adjustments	$157,359

As a result of the Merger, we had $97,497 of goodwill at May 4, 2012, all of which related to the application of purchase accounting in conjunction with the Merger. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions. We do not expect any of the goodwill amounts recorded in conjunction with the Merger to be deductible for tax purposes.

The following table presents the unaudited pro forma results as if the Merger had occurred as of January 1, 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$87,361	$83,551	$243,317	$231,161
Net income (loss) from continuing operations	3,756	5,664	(22,997)	(3,361)
Net income (loss) attributable to Great Wolf Resorts, Inc.	3,772	5,541	(2,143)	3,357

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

At September 30, 2012, the joint venture had aggregate outstanding indebtedness to third parties of $93,768. Neither joint venture partner guarantees the third party debt in the years presented. As of September 30, 2012 and December 31 2011, we have made combined loan and equity contributions, net of loan repayments, of $27,179, to the joint venture to fund a portion of construction costs of the resort. The loan we had extended to the joint venture was fully repaid in 2011.

We had receivables from the joint venture of $2,041 and $3,243 as of September 30, 2012 and December 31, 2011, respectively, that relate primarily to accrued preferred equity returns and management fees. We had payables to the joint venture of $17 and $27 as of September 30, 2012 and December 31, 2011, respectively. The amount of investment income and management fee income recorded by us is included in the Investment income – affiliates and Management and other fees – affiliates line items, respectively, on our consolidated statements of operations.

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

We have equity investments in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington as described in Note 5. We manage that resort and we have concluded that the joint venture is a variable interest entity due to the management contract that provides us with certain rights. However, we have concluded that we are not the primary beneficiary because the majority equity owner has substantive participating rights over the activities that most significantly impact the economic performance of the joint venture. As a result, we have concluded that power is shared between us and the other equity investor. As we share power with the majority equity owner, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity. We have not provided any support to this entity that we were not contractually obligated to provide as of September 30, 2012 and December 31, 2011. Our maximum exposure to loss related to our involvement with this entity as of September 30, 2012 and 2011 is limited to the carrying value of our equity investments in the joint venture and receivables as of that date. Our exposure is limited because of the non-recourse nature of the borrowings of the joint venture. The total carrying values of those items on our balance sheet as of September 30, 2012 and December 31, 2011 is $26,869 and $27,554, respectively, and are included in the Accounts receivable – affiliates and Investments in and advances to affiliates line items on our consolidated balance sheet.

7. SHARE-BASED COMPENSATION

Overview

Prior to the Merger on May 4, 2012, the Great Wolf Resorts 2004 Incentive Stock Plan (the Old Plan) authorized us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. Upon consummation of the Merger, the Old Plan was terminated. We have not issued any stock options or made any stock grants from Old Plan since the Merger.

Under the Old Plan, we recognized share-based compensation expense of $3,348, and $868, net of estimated forfeitures, for the periods January 1, 2012 – May 4, 2012, and May 5, 2012 – September 30, 2012, respectively. The total income tax (benefit) expense recognized related to share-based compensation was $43, and $49, for the periods January 1, 2012 – May 4, 2012, and May 5, 2012 – September 30, 2012, respectively.

Under the Old Plan, we recognized share-based compensation expense of $507 and $1,638, net of estimated forfeitures, for the three months and nine months ended September 30, 2011, respectively. The total income tax expense recognized related to share-based compensation was $11 and $36 for the three and nine months ended September 30, 2011, respectively.

On August 13, 2012, the board of directors of K-9 adopted the K-9 Holdings, Inc. 2012 Equity Incentive Plan (the K-9 Plan). The purpose of the K-9 Plan is to provide a means for K-9 and K-9’s subsidiaries, including the Company, to attract and retain key personnel and for K-9 and its subsidiaries’ directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in K-9. The K-9 Plan will terminate automatically on August 13, 2022. No awards will be granted under the K-9 Plan after that date, but awards granted prior to that date may extend beyond that date.

Under the K-9 Plan, K-9 may grant awards of stock options, including both incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, stock bonus awards and performance compensation awards. Subject to adjustment for certain corporate events, K-9 has authorized and reserved for issuance a maximum of 2,436,182 shares of Common Stock under the K-9 Plan.

Under the K-9 Plan, we recognized share-based compensation of $252, net of estimated forfeitures, for the three months ended September 30, 2012 and the period May 5, 2012. The total income tax expense recognized related to share-based compensation under the K-9 Plan was $9 for the three months ended September 30, 2012 and the period May 5, 2012.

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of September 30, 2012, total unrecognized compensation cost related to share-based compensation awards was $10,266, which we expect to recognize over a weighted average period of approximately 5.1 years.

We anticipate that K-9 would have to issue new shares of its common stock for stock option exercises.

Stock Options

Prior to the Merger, we had granted non-qualified stock options to purchase our common stock under the Old Plan at prices equal to the fair market value of the common stock on the grant dates. The exercise price for options granted under the Old Plan could be paid in cash, shares of common stock or a combination of cash and shares. Stock options expired ten years from the grant date and vested ratably over three years.

We recorded no stock option expense for the periods January 1, 2012 – May 4, 2012; May 5, 2012 – September 30, 2012; and the three and nine months ended September 30, 2011. There were no stock options granted during the periods January 1, 2012 – May 4, 2012; May 5, 2012 – September 30, 2012; and the three and nine months ended September 30, 2011. Upon the consummation of the Merger, all of our outstanding stock options under the Old Plan were cancelled for no consideration.

A summary of stock option activity under the Old Plan during the period January 1, 2012 – May 4, 2012:

	Predecessor
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Number of shares under option:
Outstanding at beginning of period	15,500	$17.44	3.02 years
Exercised	0
Cancelled	(15,500)	$17.44

Outstanding at end of period	0
Exercisable at end of period	0

Under the K-9 Plan, K-9 has granted non-qualified stock options to purchase K-9’s common stock. These stock options have been issued in three Tranches:

•	Tranche A options will vest and become exercisable in equal installments on each of the first five anniversaries of May 4, 2012.

•

Tranche B options will vest and become exercisable at such time as K-9 Investors, L.P., (K-9’s Principal Stockholder), realizes an internal rate of return that equals or exceeds 20% and a return on invested capital that equals or exceeds two, in each case, based on cash proceeds received by K-9’s Principal Stockholder.

•

Tranche C options will vest and become exercisable at such time as K-9’s Principal Stockholder realizes an internal rate of return that equals or exceeds 25% and a return on invested capital that equals or exceeds three, in each case, based on cash proceeds received by K-9’s Principal Stockholder.

The exercise price for the stock options granted under the K-9 Plan may be paid in cash or shares of common stock. Stock options under the K-9 Plan expire ten years after the date of grant.

Stock options were granted as follows:

•

Tranche A options – 598,771 stock options, with a per share fair market value of $6.27 per share. The fair market value was estimated using the Black-Scholes pricing model and the following assumptions:

Dividend yield	0%
Risk free interest rate	0.71%
Expected life of option	5 years
Expected equity volatility	78.5%

•	Tranche B options – 598,748 stock options, with a per share fair market value of $5.64 per share. The fair market value was estimated using the Monte Carlo pricing model and the following assumptions:

Dividend yield	0%
Risk free interest rate	0.82%
Expected life of option	5.5 years
Expected equity volatility	75.2%

•	Tranche C options – 598,748 stock options, with a per share fair market value of $5.30 per share. The fair market value was estimated using the Monte Carlo pricing model and the following assumptions:

Dividend yield	0%
Risk free interest rate	0.82%
Expected life of option	5.5 years
Expected equity volatility	75.2%

We recorded stock option expense related to the K-9 Plan of $145 for the three and nine months ended September 30, 2012.

A summary of stock option activity under the K-9 Plan during the period August 13, 2012 – September 30, 2012:

	Successor
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Number of shares under option:
Outstanding at beginning of period	0
Granted	1,796,267	$10.000	5.17 years
Exercised	0
Cancelled	0

Outstanding at end of period	1,796,267	$10.000	5.17 years
Exercisable at end of period	0	$10.000	5.17 years

Market Condition Share Awards

Prior to the Merger, under the Old Plan, certain employees were eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 407,593 and 444,002 market condition share awards during the period January 1, 2012 – May 4, 2012 and the nine months ended September 30, 2011, respectively. We recorded share-based compensation expense of $1,493 and $868 for the periods January 1, 2012 – May 4, 2012, and May 5, 2012 – September 30, 2012, respectively. We recorded share-based compensation expense of $183 and $572 for the three and nine months ended September 30, 2011, respectively.

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

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	0.14%
Expected stock price volatility	49.92%
Expected stock price volatility (small-cap stock index)	29.14%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the .89-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 10, 2010 through February 9, 2012.

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $542 was recorded during the period May 5, 2012 – September 30, 2012.

•

76,243 were based on our common stock’s absolute performance during the three-year period 2010-2012. For shares that are earned, half of the shares were to vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.05 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	0.14%
Expected stock price volatility	49.92%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the .89-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period February 10, 2010 through February 9, 2012.

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $156 was recorded during the period May 5, 2012 – September 30, 2012.

•

76,243 were based on our common stock’s performance in 2010-2012 relative to a stock index, as designated by the Compensation Committee of the Board of Directors. For shares that are earned, half of the shares were to vest on December 31, 2012, and the other half vest on December 31, 2013. The per share fair value of these market condition shares was $2.22 as of the grant date.

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	0.14%
Expected stock price volatility	49.92%
Expected stock price volatility (small-cap stock index)	29.14%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the .89-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 10, 2010 through February 9, 2012.

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $170 was recorded during the period May 5, 2012 – September 30, 2012.

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

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	0.25%
Expected stock price volatility	64.73%
Expected stock price volatility (small-cap stock index)	29.39%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 10.6-month treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 11, 2009 through February 10, 2011.

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

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	0.58%
Expected stock price volatility	64.73%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 1.89-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period February 11, 2009 through February 10, 2011.

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

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	0.58%
Expected stock price volatility	64.73%
Expected stock price volatility (small-cap stock index)	29.39%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 1.89-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock and the index for the period February 11, 2009 through February 10, 2011.

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

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	1.27%
Expected stock price volatility	95.21%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 2.75-year treasury constant maturity. Our expected stock price volatility was estimated using daily returns data of our stock for the period June 29, 2007 through March 30, 2010.

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

The fair value of these market condition shares was determined using a Monte Carlo simulation and the following assumptions:

Dividend yield	0
Weighted average, risk free interest rate	1.27%
Expected stock price volatility	95.21%
Expected stock price volatility (small-cap stock index)	37.51%

We used an expected dividend yield of 0%, as we did not pay a dividend and did not contemplate paying a dividend in the foreseeable future. The weighted average, risk free interest rate was based on the 2.75-year treasury constant maturity. Our expected stock price volatility and the expected stock price volatility for the small cap stock index was estimated using daily returns data of our stock for the period June 29, 2007 through March 30, 2010.

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

Performance Share Awards

Prior to the Merger, under the Old Plan, certain employees were eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares were eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 85,036 and 92,633 performance shares during the period January 1, 2012 – May 4, 2012 and nine months ended September 30, 2011, respectively. Shares granted in 2012 were to vest over a three year period, 2012-2014; and shares granted in 2011 were to vest over a three year period, 2011-2013.

The per share fair value of performance shares granted during the period January 1, 2012 – May 4, 2012 and nine months ended September 30, 2011 was $3.35 and $3.23, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $264 for the period January 1, 2012 – May 4, 2012. There was no share-based compensation expense for the period May 5, 2012 – September 30, 2012. We recorded share-based compensation expense of $71 and $214 for the three and nine months ended September 30, 2011, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $19 and $16 during the period January 1, 2012 – May 4, 2012 and nine months ended September 30, 2011, respectively, related to the shares not issued.

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

On August 13, 2012, under the K-9 Plan, certain employees received shares of K-9’s common stock, which will vest on the date that those employees receive a bonus in respect of 2012 from the Company. To the extent the bonus payable to the employees for fiscal year 2012 is less than a certain threshold, the employees will forfeit a number of shares with a value equal to the shortfall. We granted 37,500 performance shares during the period August 13, 2012 – September 30, 2012. The per share fair value of the performance shares was $10.00, which represents the fair value of K-9’s common stock on the grant date. We recorded share-based compensation expense of $107 for the three and nine months ended September 30, 2012, respectively.

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

We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation income of $34 for the period January 1, 2012 – May 4, 2012. There was no share-based compensation expense for the period May 5, 2012 – September 30, 2012. We recorded share-based compensation income of $6 and $1, for the three and nine months ended September 30, 2011, respectively.

Non-vested Shares

Prior to the Merger, we had granted non-vested shares as follows:

•

We had granted non-vested shares to certain employees and our directors. These shares vested over time periods between three and five years. We valued these non-vested shares at the closing market value of our common stock on the date of grant.

•

We had granted non-vested shares to certain employees for shares earned under the Market Condition Share Awards as described above. These shares vested ratably over a three-year period. We valued the non-vested shares related to Market Condition Shares using a Monte Carlo simulation as described above.

•

We had granted non-vested shares to certain employees for shares earned under the Performance Share Awards as described above. These shares vested ratably over a three-year period. We valued the non-vested shares related to Performance Share Awards at the closing market value of our common stock on the date of grant of the Performance Share Awards.

Upon the consummation of the Merger, each non-vested share outstanding vested, was cancelled and converted into the right to receive the Offer Price and the remaining unrecognized expense of $1,323 was recorded in the period ended May 4, 2012.

A summary of non-vested shares activity for the period January 1, 2012 – May 4, 2012 is as follows:

	Predecessor
	Shares	Weighted Average Grant Date Fair Value
Non-vested shares balance at beginning of period	910,678	$3.13
Granted	1,015,545	$2.43
Forfeited	(2,500)	$3.00
Vested	(1,923,723)	$2.76

Non-vested shares balance at end of period	0	$0

We recorded share-based compensation expense related to non-vested shares of $1,644 for the period January 1, 2012 – May 4, 2012. There was no share-based compensation expense for the period May 5, 2012 – September 30, 2012. We recorded share-based compensation expense related to non-vested shares of $259 and $847 for the three and nine months ended September 30, 2011, respectively.

Subsequent to the Merger, under the K-9 Plan, we granted non-vested shares to certain employees for shares earned under the Performance Share Awards as described above.

A summary of non-vested shares activity for the period May 5, 2012—September 30, 2012 is as follows:

	Successor
	Shares	Weighted Average Grant Date Fair Value
Non-vested shares balance at beginning of period	0
Granted	37,500	$10.00
Forfeited	0
Vested	0

Non-vested shares balance at end of period	37,500	$10.00

Vested Shares

During the nine months ended September 30, 2011, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance.

We recorded non-cash professional fees expense of $22 for the nine months ended September 30, 2011, related to these elections to received shares in lieu of cash. We issued 10,188 shares in the nine months ended September 30, 2011 related to these elections.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Land and improvements	$54,720	$57,665
Building and improvements	383,434	417,385
Furniture, fixtures and equipment	205,192	344,825
Construction in process	260	142

	643,606	820,017
Less accumulated depreciation	(19,117)	(243,755)

Property and equipment, net	$624,489	$576,262

The above amounts as of September 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Merger date (see footnote 4).

Depreciation expense for continuing operations was $11,950, $15,623 and $19,570 for the three months ended September 30, 2012 and the periods January 1, 2012 through May 4, 2012 and May 5, 2012 through September 30, 2012, respectively.

Depreciation expense for continuing operations was $12,258 and $36,655 for the three and nine months ended September 30, 2011, respectively.

9. LONG-TERM DEBT

Long-term debt consists of the following:

	Carrying Value		Principal Amounts
	Successor	Predecessor	Successor
	September 30, 2012	December 31, 2011	September 30, 2012
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$62,484	$65,591	$64,299
Pocono Mountains mortgage loan	93,540	93,015	92,039
Concord mortgage loan	51,206	54,055	51,012
First mortgage notes (net of discount of $8,046 as of December 31, 2011)	259,678	221,954	230,000
Other Long-Term Debt:
Junior subordinated debentures	60,893	80,545	80,545
Other	0	14	0

	527,801	515,174	517,895
Less current portion of long-term debt	(67,201)	(67,678)	(67,201)

Total long-term debt	$460,600	$447,496	$450,694

The carrying value amounts as of September 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date (see footnote 4). We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of September 30, 2012 was $9,906.

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2012.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the quarter ended September 30, 2012, the DSCR for this loan was 0.94, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of September 30, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of September 30, 2012, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. The properties had a combined net book value of $72,371 as of September 30, 2012, and the amount of debt outstanding under the loan was $62,484 as of September 30, 2012.

Given improved operating trends and performance at the properties during 2011 and the nine months ended September 30, 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2012.

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

Concord Mortgage Loan—This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at September 30, 2012). This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter. The loan was amended in March 2012 to extend the maturity to December 31, 2016.

As part of the loan agreement, if the Concord resort does not achieve certain financial performance thresholds the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $14,500 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at September 30, 2012.

In connection with the refinancing of this loan in 2011 and the amendment of this loan in 2012, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed interest rate caps that cap the loan at an 8.00% interest rate through December 2016. The interest rate caps were designated as ineffective cash flow hedges. We mark the interest rate caps to market and record the change to interest expense.

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

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III , Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary, issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter (effective rate of 5.95% at September 30, 2012). The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through September 30,
2013	$4,752
2014	4,972
2015	63,553
2016	3,171
2017	389,897
Thereafter	51,550

Total	$517,895

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of September 30, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,851 in 2013, $1,981 in 2014, and $60,467 in 2015.

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

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis:

September 30, 2012

	Level 1	Level 2	Level 3	Total
Interest rate caps	$0	$139	$0	$139

December 31, 2011

	Level 1	Level 2	Level 3	Total
Interest rate caps	$0	$77	$0	$77

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of September 30, 2012, we estimate the total fair value of the indebtedness described above to be approximately equal to their total carrying values.

The carrying amounts for cash and cash equivalents, other current assets, escrows, accounts payable, gift certificates payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

11. LITIGATION

On March 12, 2012, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with K-9 Holdings, Inc., a Delaware corporation (K-9), and K-9 Acquisition, Inc., a Delaware corporation (Merger Sub), a direct wholly-owned subsidiary of K-9. Pursuant to the terms of the Merger Agreement, among other things, K-9 and Merger Sub agreed to make a tender offer (the Offer) for all of the outstanding shares (each, a Share) of common stock (including restricted shares), par value $0.01 per share, of the Company (the Common Stock) at a price of $7.85 per share, net to the seller in cash, without interest (the Offer Price). Approximately 76% of the outstanding Shares were tendered in the Offer and the Company accepted all such tendered Shares for payment.

Following the expiration of the Offer, on May 4, 2012, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of Common Stock necessary for Merger Sub to own one share more than 90% of the outstanding Shares of Common Stock (the Top-Up Shares) at the Offer Price.

On May 4, 2012, following Merger Sub’s purchase of the Top-Up Shares, K-9 completed its acquisition of the Company through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation in the merger and becoming a direct wholly-owned subsidiary of K-9 (the Merger).

On and after March 14, 2012, the Company and certain of its current and former officers and directors and, in some cases, some or all of K-9 Investors, L.P., Apollo Management VII, L.P., Apollo Global Management, LLC and K-9 and Merger Sub were named as defendants in five class action lawsuits filed in the Delaware Court of Chancery which were ultimately consolidated into a single class action (the Delaware Action). In the Delaware Action, the plaintiff, on behalf of a putative class of stockholders, sought to enjoin the proposed transaction that was the subject of the Merger Agreement. Other lawsuits were filed in Wisconsin state and federal court—two in the Circuit Court, Civil Division for Dane County, one of which was dismissed by the plaintiff prior to settlement (the surviving action, Wisconsin State Court Action), and one in the United States District Court for the Western District of Wisconsin (the Wisconsin Federal Court Action).

On April 25, 2012, the parties to the Delaware Action and the Wisconsin State Court Action reached an agreement in principle to settle those cases. The proposed settlement, which is subject to court approval , provides for, among other things, the dismissal with prejudice of plaintiffs’ complaints and of all claims asserted therein, that all parties would grant all applicable releases of claims against all other parties, and that the parties to the Delaware Action and the Wisconsin State Court Action have acknowledged that the plaintiffs and their counsel in those cases would petition the appropriate court or courts for an award of attorneys’ fees and expenses in connection with the cases. Any award of fees and expenses to plaintiffs’ counsel is subject to approval by the appropriate court or courts. Pursuant to an order from the Delaware Court of Chancery, notice to the class was mailed on October 19, 2012.

On April 30, 2012, the parties to the Wisconsin Federal Court Action agreed to settle that case, subject to court approval of the proposed class-wide settlement in the Delaware Action and entry of a final order dismissing the Delaware Action in its entirety. Pursuant to their agreement, the parties to the Wisconsin Federal Court Action filed with the court, on April 30, 2012, a stipulation providing that the Action be voluntarily dismissed with respect to all defendants and that such dismissal will be with prejudice as to the plaintiff upon the consummation of the settlement of the Delaware Action.

The Company, the members of the Board of Directors, Apollo Management VII, L.P., Apollo Global Management, LLC, K-9 and Merger Sub each have denied, and continue to deny, that they committed or attempted to commit any violation of law or breach of fiduciary duty owed to the Company and/or its stockholders, aided or abetted any breach of fiduciary duty, or otherwise engaged in any of the wrongful acts alleged in all of these cases. All of the defendants expressly maintain that they complied with their fiduciary and other legal duties. However, in order to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegation made in the actions or any liability with respect thereto, the defendants have concluded that it is desirable to settle the claims against them on the terms reflected in the proposed settlements.

The proposed settlements are not final, and no fee petition has yet been approved.

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

A summary of balance sheet data and operating activity related to this discontinued operation is as follows:

Predecessor
March 23, 2011
Total assets	$6,463
Total liabilities	$13,587

As part of the sales transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

	Nine months ended September 30,
	2012	2011
	Successor/ Predecessor	Predecessor
Revenues	$0	$1,578
Operating expenses	(14)	(1,465)
Gain on sale	0	6,667
Interest expense, net of interest income	0	(76)

(Loss) income from discontinued operations, net of tax	$(14)	$6,704

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

The following tables present the condensed consolidating balances sheets of the Company (Parent), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of September 30, 2012 and December 31, 2011, the condensed consolidating statements of operations for the three months ended September 30, 2012 and 2011, the periods May 5, 2012 through September 30, 2012, January 1, 2012 – May 4, 2012, and the nine months ended September 30, 2011, and the condensed consolidating statements of cash flows for the period May 5, 2012 through September 30, 2012, period January 1, 2012 through May 4, 2012 and nine months ended September 30, 2011.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,581	$19,545	$(1,158)	$6,563	$0	$35,531
Escrows	0	0	0	5,758	0	5,758
Accounts receivable	409	(2, 054)	5,350	3,539	0	7,244
Accounts receivable – affiliate	(11)	(1,780)	2,398	1,434	0	2,041
Accounts receivable – consolidating entities	268,223	475,558	495,465	68,963	(1,308,209)	0
Inventory	0	0	2,643	4,370	0	7,013
Other current assets	1,235	0	2,742	6,427	0	10,404

Total current assets	280,437	491,269	507,440	97,054	(1,308,209)	67,991
Property and equipment, net	0	0	331,650	292,839	0	624,489
Investments in consolidating entities	268,670	276,846	0	0	(545,516)	0
Investments in and advances to affiliate	0	0	1,056	24,567	0	25,623
Other assets	2,473	1	7,507	181	0	10,162
Goodwill	0	0	43,285	54,212	0	97,497
Intangible assets	0	0	47,615	3,021	0	50,636

Total assets	$551,580	$768,116	$938,553	$471,874	$(1,853,725)	$876,398

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$0	$67, 201	$0	$67,201
Accounts payable	0	0	2,161	1,459	0	3,620
Accounts payable – affiliate	0	0	0	17	0	17
Accounts payable – consolidating entities	203,668	227,249	691,680	185,612	(1,308,209)	0
Accrued interest payable	627	12,506	0	948	0	14,081
Accrued expenses	2,860	13	13,255	8,623	0	24,751
Advance deposits	0	0	4,396	5,457	0	9,853
Other current liabilities	2,849	0	2,886	2,910	0	8,645

Total current liabilities	210,004	239,768	714,378	272,227	(1,308,209)	128,168

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Mortgage debt	0	259,678	0	140,029	0	399,707
Other long-term debt	60,893	0	0	0	0	60,893
Deferred Tax liability	17,200	0	0	0	0	17,200
Deferred compensation liability	0	0	2,086	0	0	2,086

Total liabilities	288,097	499,446	716,464	412,256	(1,308,209)	608,054
Commitments and contingencies
Great Wolf Resorts Inc. stockholders’ equity:

Common stock	0	0	0	0	0	0
Preferred stock	0	0	0	0	0	0
Additional paid-in-capital	264,973	262,773	207,615	55,158	(525,546)	264,973
Accumulated deficit	(1,490)	5,897	14,474	(401)	(19,970)	(1,490)

Total Great Wolf Resorts, Inc. stockholders’ equity	263,483	268,670	222,089	54,757	(545,516)	263,483

Noncontrolling interest	0	0	0	4,861	0	4,861

Total equity	263,483	268,670	222,089	59,618	(545,516)	268,344

Total liabilities and equity	$551,580	$768,116	$938,553	$471,874	$(1,853,725)	$876,398

CONSOLIDATING BALANCE SHEET

December 31, 2011

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,039	$15,980	$814	$6,934	$0	$33,767
Escrows	0	0	0	2,618	0	2,618
Accounts receivable	327	0	1,335	1,998	0	3,660
Accounts receivable – affiliate	0	0	1,461	1,782	0	3,243
Accounts receivable – consolidating entities	10,417	472,289	582,378	206,399	(1,271,483)	0
Inventory	0	0	2,882	4,688	0	7,570
Other current assets	1,138	0	1,673	3,401	0	6,212

Total current assets	21,921	488,269	590,543	227,820	(1,271,483)	57,070
Property and equipment, net	0	0	330,496	245,766	0	576,262
Investment in consolidating entities	200,123	274,959	0	0	(475,082)	0
Investment in and advances to affiliate	0	0	0	24,311	0	24,311
Other assets	4,272	6,702	7,964	1,618	0	20,556
Goodwill	1,365	0	0	0	0	1,365

Intangible assets	0	0	4,668	20,642	0	25,310

Total assets	$227,681	$769,930	$933,671	$520,157	$(1,746,565)	$704,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$14	$67,664	$0	$67,678
Accounts payable	1	0	1,907	3,393	0	5,301
Accounts payable – affiliate	0	0	10	17	0	27
Accounts payable – consolidating entities	5,730	341,588	747,086	177,079	(1,271,483)	0
Accrued interest payable	723	6,253	0	1,036	0	8,012
Accrued expenses	866	12	13,702	9,631	0	24,211
Advance deposits	0	0	2,685	5,030	0	7,715
Other current liabilities	4,384	0	1,132	2,013	0	7,529

Total current liabilities	11,704	347,853	766,536	265,863	(1,271,483)	120,473

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Mortgage debt	0	221,954	0	144,997	0	366,951
Other long-term debt	80,545	0	0	0	0	80,545
Deferred tax liability	11,907	0	0	0	0	11,907
Deferred compensation liability	0	0	1,502	0	0	1,502

Total liabilities	104,156	569,807	768,038	410,860	(1,271,483)	581,378
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	325	0	0	0	0	325
Preferred stock	0	0	0	0	0	0
Additional paid-in-capital	404,714	456,693	163,514	293,179	(913,386)	404,714
Accumulated deficit	(281,314)	(256,570)	2,119	(183,853)	438,304	(281,314)
Deferred compensation	(200)	0	0	0	0	(200)

Total Great Wolf Resorts stockholders’ equity	123,525	200,123	165,633	109,326	(475,082)	123,525
Noncontrolling interest	0	0	0	(29)	0	(29)

Total equity	123,525	200,123	165,633	109,297	(475,082)	123,496

Total liabilities and equity	$227,681	$769,930	$933,671	$520,157	$(1,746,565)	$704,874

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$27,426	$24,797	$0	$52,223
Food and beverage	0	0	7,081	6,333	0	13,414
Other	0	0	6,327	7,274	0	13,601
Management and other fees	169	0	7,222	6	(6,216)	1,181
Management and other fees – affiliates	0	0	1,002	0	0	1,002

	169	0	49,058	38,410	(6,216)	81,421
Other revenue from managed properties	0	0	3,129	0	0	3,129
Other revenue from managed properties – affiliates	0	0	2,811	0	0	2,811

Total revenues	169	0	54,998	38,410	(6,216)	87,361

Operating expenses by department:
Rooms	0	0	4,226	3,903	(1,047)	7,082
Food and beverage	0	0	5,112	4,491	0	9,603
Other	0	0	4,872	5,749	0	10,621
Other operating expenses:
Selling, general and administrative	2,970	35	12,172	8,096	(5,169)	18,104
Selling, general and administrative – affiliates	815	193	0	0	0	1,008
Property operating costs	0	0	4,583	4,888	0	9,471
Depreciation and amortization	1	2	5,788	5,975	0	11,766
Loss on disposition of assets	0	0	0	151	0	151

	3,786	230	36,753	33,253	(6,216)	67,806
Other expenses from managed properties	0	0	3,129	0	0	3,129
Other expenses from managed properties – affiliates	0	0	2,811	0	0	2,811

Total operating expenses	3,786	230	42,693	33,253	(6,216)	73,746

Net operating (loss) income	(3,617)	(230)	12,305	5,157	0	13,615
Investment income – affiliates	0	0	0	(220)	0	(220)
Interest income	(41)	(3)	0	(4)	0	(48)
Interest expense	1,532	4,920	0	3,563	0	10,015

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(5,108)	(5,147)	12,305	1,818	0	3,868
Income tax expense	26	0	172	52	0	250
Equity in (income) loss of unconsolidated affiliates, net of tax	(8,906)	(14,053)	0	(138)	22,959	(138)

Net income (loss) from continuing operations	3,772	8,906	12,133	1,904	(22,959)	3,756
Discontinued operations, net of tax	0	0	0	(2)	0	(2)

Net income (loss)	3,772	8,906	12,133	1,906	(22,959)	(3,758)
Net income attributable to noncontrolling interest, net of tax	0	0	0	(14)	0	(14)

Net income (loss) attributable to Great Wolf Resorts, Inc.	$3,772	$8,906	$12,133	$1,920	$(22,959)	$3,772

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$—	$—	$26,387	$23,953	$—	$50,340
Food and beverage	—	—	7,001	5,828	—	12,829
Other	—	—	5,907	7,013	—	12,920
Management and other fees	183	—	6,689	5	(5,965)	912
Management and other fees – affiliates	—	—	957	—	—	957

	183	—	46,941	36,799	(5,965)	77,958
Other revenue from managed properties	—	—	2,969	—	—	2,969
Other revenue from managed properties – affiliates	—	—	2,624	—	—	2,624

Total revenues	183	—	52,534	36,799	(5,965)	83,551

Operating expenses by department:
Rooms	—	—	4,031	3,654	(1,009)	6,676
Food and beverage	—	—	5,063	4,255	—	9,318
Other	—	—	4,585	5,158	—	9,743
Other operating expenses:
Selling, general and administrative	654	35	11,928	7,779	(5,040)	15,356
Property operating costs	—	—	4,450	4,094	—	8,544
Depreciation and amortization	38	348	6,420	7,993	—	14,799
Loss on disposition of assets	—	—	—	330	—	330

	692	383	36,477	33,263	(6,049)	64,766
Other expenses from managed properties	—	—	2,969	—	—	2,969
Other expenses from managed properties – affiliates	—	—	2,624	—	—	2,624

Total operating expenses	692	383	42,070	33,263	(6,049)	70,359

Net operating (loss) income	(509)	(383)	10,464	3,536	84	13,192
Investment income – affiliates	—	—	—	(220)	—	(220)
Interest income	(48)	—	—	(2)	—	(50)
Interest expense	1,584	6,637	1	3,747	—	11,969

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(2,045)	(7,020)	10,463	11	84	1,493
Income tax (benefit) expense	(4)	—	159	63	—	218
Equity in (income) loss of unconsolidated affiliates, net of tax	(3,294)	(10,314)	—	(101)	13,608	(101)

Net income (loss) from continuing operations	1,253	3,294	10,304	49	(13,524)	1,376
Discontinued operations, net of tax	—	—	—	22	83	105

Net income (loss)	1,253	3,294	10,304	27	(13,607)	1,271
Net loss attributable to noncontrolling interest, net of tax	—	—	—	18	—	18

Net income (loss) attributable to Great Wolf Resorts, Inc.	$1,253	$3,294	$10,304	$9	$(13,607)	$1,253

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period May 5, 2012 through September 30, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$42,684	$37,593	$0	$80,277
Food and beverage	0	0	11,372	10,163	0	21,535
Other	0	0	9,760	11,108	0	20,868
Management and other fees	221	0	11,052	9	(9,621)	1,661
Management and other fees – affiliates	0	0	1,537	0	0	1,537

	221	0	76,405	58,873	(9,621)	125,878
Other revenue from managed properties	0	0	5,007	0	0	5,007
Other revenue from managed properties – affiliates	0	0	4,540	0	0	4,540

Total revenues	221	0	85,952	58,873	(9,621)	135,425

Operating expenses by department:
Rooms	0	0	6,617	6,297	(1,610)	11,304
Food and beverage	0	0	8,435	7,297	0	15,732
Other	0	0	7,795	9,411	0	17,206
Other operating expenses:
Selling, general and administrative	4,319	55	21,967	13,150	(8,011)	31,480
Selling, general and administrative – affiliates	815	193	0	0	0	1,008
Property operating costs	0	0	7,236	7,109	0	14,345
Depreciation and amortization	1	2	9,615	9,927	0	19,545
Loss on disposition of assets	0	0	0	151	0	151

	5,135	250	61,665	53,342	(9,621)	110,771
Other expenses from managed properties	0	0	5,007	0	0	5,007
Other expenses from managed properties – affiliates	0	0	4,540	0	0	4,540

Total operating expenses	5,135	250	71,212	53,342	(9,621)	120,318

Net operating (loss) income	(4,914)	(250)	14,740	5,531	0	15,107
Investment income – affiliates	0	0	0	(3 57)	0	(357)
Interest income	(72)	(3)	0	(4)	0	(79)
Interest expense	2,463	7,929	0	5,882	0	16,274

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(7,305)	(8,176)	14,740	10	0	(731)
Income tax expense	82	0	266	181	0	529
Equity in (income) loss of unconsolidated affiliates, net of tax	(5,897)	(14,073)	0	264	19,970	264

Net (loss) income from continuing operations	(1,490)	5,897	14,474	(435)	(19,970)	(1,524)
Discontinued operations, net of tax	0	0	0	(9)	0	(9)

Net (loss) income	(1,490)	5,897	14,474	(426)	(19,970)	(1,515)
Net income attributable to noncontrolling interest, net of tax	0	0	0	(25)	0	(25)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(1,490)	$5,897	$14,474	$(401)	$(19,970)	$(1,490)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period January 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$30,243	$33,550	$0	$63,793
Food and beverage	0	0	8,399	8,874	0	17,273
Other	0	0	7,206	8,714	0	15,920
Management and other fees	191	0	8,872	7	(7,672)	1,398
Management and other fees – affiliates	0	0	1,414	0	0	1,414

	191	0	56,134	51,145	(7,672)	99,798
Other revenue from managed properties	0	0	4,193	0	0	4,193
Other revenue from managed properties – affiliates	0	0	3,901	0	0	3,901

Total revenues	191	0	64,228	51,145	(7,672)	107,892

Operating expenses by department:
Rooms	0	0	5,325	5,412	(1,279)	9,458
Food and beverage	0	0	6,466	6,480	0	12,946
Other	0	0	5,908	7,542	0	13,450
Other operating expenses:
Selling, general and administrative	15,470	59	20,803	12,266	(6,393)	42,205
Property operating costs	0	0	5,266	6,081	0	11,347
Depreciation and amortization	53	480	8,391	7,545	0	16,469
Loss on disposition of assets	0	0	47	0	0	47

	15,523	539	52,206	45,326	(7,672)	105,922
Other expenses from managed properties	0	0	4,193	0	0	4,193
Other expenses from managed properties – affiliates	0	0	3,901	0	0	3,901

Total operating expenses	15,523	539	60,300	45,326	(7,672)	114,016

Net operating (loss) income	(15,332)	(539)	3,928	5,819	0	(6,124)
Investment income – affiliates	0	0	0	(303)	0	(303)
Interest income	(74)	(7)	0	(1)	0	(82)
Interest expense	2,179	9,136	0	4,701	0	16,016

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(17,437)	(9,668)	3,928	1,422	0	(21,755)
Income tax expense	66	0	141	62	0	269
Equity in loss (income) of unconsolidated affiliates, net of tax	3,978	(5,690)	0	(551)	1,712	(551)

Net (loss) income from continuing operations	(21,481)	(3,978)	3,787	1,911	(1,712)	(21,473)
Discontinued operations, net of tax	0	0	0	23	0	23

Net (loss) income	(21,481)	(3,978)	3,787	1,888	(1,712)	(21,496)
Net income attributable to noncontrolling interest, net of tax	0	0	0	(15)	0	(15)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(21,481)	$(3,978)	$3,787	$1,903	$(1,712)	$(21,481)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$69,815	$67,543	$0	$137,358
Food and beverage	0	0	19,068	16,952	0	36,020
Other	0	0	16,257	19,381	0	35,638
Management and other fees	466	0	18,321	29	(16,497)	2,319
Management and other fees – affiliates	0	0	2,984	0	0	2,984

	466	0	126,445	103,905	(16,497)	214,319
Other revenue from managed properties	0	0	8,751	0	0	8,751
Other revenue from managed properties – affiliates	0	0	8,091	0	0	8,091

Total revenues	466	0	143,287	103,905	(16,497)	231,161

Operating expenses by department:
Rooms	0	0	11,280	10,775	(2,756)	19,299
Food and beverage	0	0	14,433	12,634	0	27,067
Other	0	0	12,927	15,378	0	28,305
Other operating expenses:
Selling, general and administrative	2,192	103	36,417	24,206	(13,657)	49,261
Property operating costs	0	0	12,562	13,262	0	25,824
Depreciation and amortization	115	1,021	19,154	21,072	0	41,362
Loss on disposition of property	0	0	21	1,347	0	1,368

	2,307	1,124	106,794	98,674	(16,413)	192,486
Other expenses from managed properties	0	0	8,751	0	0	8,751
Other expenses from managed properties – affiliates	0	0	8,091	0	0	8,091

Total operating expenses	2,307	1,124	123,636	98,674	(16,413)	209,328

Net operating (loss) income	(1,841)	(1,124)	19,651	5,231	(84)	21,833
Investment income – affiliates	0	0	0	(682)	0	(682)
Interest income	(145)	(5)	0	(6)	0	(156)
Interest expense	4,752	19,909	2	11,511	0	36,174

(Loss) income from continuing operations before income taxes and equity in income of unconsolidated affiliates	(6,448)	(21,028)	19,649	(5,592)	(84)	(13,503)
Income tax expense	60	0	386	393	0	839
Equity in loss (income) of unconsolidated affiliates, net of tax	564	(20,464)	0	(552)	19,900	(552)

Net (loss) income from continuing operations	(7,072)	(564)	19,263	(5,433)	(19,984)	(13,790)
Discontinued operations, net of tax	0	0	0	(6,620)	(84)	(6,704)

Net (loss) income	(7,072)	(564)	19,263	1,187	(19,900)	(7,086)
Net loss attributable to noncontrolling interest, net of tax	0	0	0	(14)	0	(14)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(7,072)	$(564)	$19,263	$1,201	$(19,900)	$(7,072)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period May 5, 2012 through September 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(1,490)	$5,897	$14,474	$(426)	$(19,970)	$(1,515)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1	2	9,615	9,927	0	19,545
Bad debt expense	0	0	18	98	0	116
Amortization of debt fair value	(7)	(2,222)	0	151	0	(2,078)
Non-cash employee compensation and professional fees expense	0	0	1,120	0	0	1,120
Loss on disposition of assets	0	0	0	151	0	151
Equity in (income) loss of affiliates	(5,897)	(14,073)	0	409	19,821	260
Deferred tax benefit	163	0	0	0	0	163
Changes in operating assets and liabilities	69,599	144,101	(66,859)	(148,308)	149	(1,318)

Net cash provided by (used in) operating activities	62,369	133,705	(41,632)	(137,998)	0	16,444

Investing activities:
Capital expenditures for property and equipment	0	0	(2,826)	(3,342)	0	(6,168)
Investment in development	0	0	(43)	0	0	(43)
Increase in restricted cash	0	0	0	(488)	0	(488)

Net cash used in investing activities	0	0	(2,869)	(3,830)	0	(6,699)

Financing activities:
Principal payments on debt	0	0	0	(3,021)	0	(3,021)
Payment of loan costs	(4)	(3)	0	(52)	0	(59)
Member contributions	1,091	0	0	0	0	1,091
Advances from consolidating entities, net	(76,215)	(118,066)	47,284	146,997	0	0

Net cash (used in) provided by financing activities	(75,128)	(118,069)	47,284	143,924	0	(1,989)

Net (decrease) increase in cash and cash equivalents	(12,759)	15,636	2,783	2,096	0	7,756
Cash and cash equivalents, beginning of period	23,340	3,909	(3,941)	4,467	0	27,775

Cash and cash equivalents, end of period	$10,581	$19,545	$(1,158)	$6,563	$0	$35,531

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period January 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(21,481)	$(3,978)	$3,787	$1,888	$(1,712)	$(21,496)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	53	480	8,391	7,545	0	16,469
Bad debt expense	0	0	1	25	0	26
Non-cash employee compensation and professional fees expense	0	0	3,348	0	0	3,348
Loss on disposition of assets	0	0	47	0	0	47
Equity in loss (income) of affiliates	3,978	(5,690)	0	(559)	1,712	(559)
Deferred tax benefit	73	0	0	0	0	73
Changes in operating assets and liabilities	14,315	(3,747)	(3,218)	(3,580)	0	3,770

Net cash (used in) provided by operating activities	(3,062)	(12,935)	12,356	5,319	0	1,678

Investing activities:
Capital expenditures for property and equipment	0	0	(1,248)	(989)	0	(2,237)
Investment in development	0	0	(75)	0	0	(75)
Proceeds from sale of assets	0	0	3	0	0	3
Increase in restricted cash	0	0	0	(3,464)	0	(3,464)

Net cash used in investing activities	0	0	(1,320)	(4,453)	0	(5,773)

Financing activities:
Principal payments on debt	0	527	(14)	(2,290)	0	(1,777)
Payment of loan costs	3	(121)	0	(2)	0	(120)
Advances from consolidating entities, net	16,360	458	(15,777)	(1,041)	0	0

Net cash provided by (used in) financing activities	16,363	864	(15,791)	(3,333)	0	(1,897)

Net increase (decrease) in cash and cash equivalents	13,301	(12,071)	(4,755)	(2,467)	0	(5,992)
Cash and cash equivalents, beginning of period	10,039	15,980	814	6,934	0	33,767

Cash and cash equivalents, end of period	$23,340	$3,909	$(3,941)	$4,467	$0	$27,775

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2011

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(7,072)	$(564)	$19,263	$1,187	$(19,900)	$(7,086)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	115	1,021	19,157	21,170	—	41,463
Bad debt expense	—	—	3	35	—	38
Non-cash employee compensation and professional fees expense	—	—	1,638	—	—	1,638
Loss on disposition of assets	—	—	21	1,347	—	1,368
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)	—	(6,667)
Equity in loss (income) of unconsolidated affiliates	564	(20,464)	—	(653)	19,900	(653)
Deferred tax expense	159	—	—	—	—	159
Changes in operating assets and liabilities	(662)	5,577	(2,339)	(5,567)	—	(2,991)

Net cash (used in) provided by operating activities	(6,896)	(14,430)	37,743	10,852	—	27,269

Investing activities:
Capital expenditures for property and equipment	—	—	(2,883)	(4,837)	—	(7,720)
Loan repayment from unconsolidated affiliates	—	—	—	807	—	807
Investment in development	—	—	(316)	—	—	(316)
Proceeds from sale of a discontinued operation	—	—	—	4,200	—	4,200
Proceeds from sale of assets	—	—	—	2	—	2
Increase in restricted cash	(1,001)	—	—	(909)	—	(1,910)

Net cash used in investing activities	(1,001)	—	(3,199)	(737)	—	(4,937)

Financing activities:
Principal payments on long-term debt	—	1,149	(24)	(80,364)	—	(79,239)
Proceeds from issuance of long-term debt	—	—	—	56,000	—	56,000
Payment of loan costs	(107)	(122)	—	(1,320)	—	(1,549)
Advances from consolidating entities, net	8,004	10,450	(35,773)	17,319	—	—

Net cash provided by (used in) financing activities	7,897	11,477	(35,797)	(8,365)	—	(24,788)

Net (decrease) increase in cash and cash equivalents	—	(2,953)	(1,253)	1,750	—	(2,456)
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	—	36,988

Cash and cash equivalents, end of period	$10,047	$21,215	$(1,581)	$4,851	$—	$34,532

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

As a result of the May 4, 2012 merger with K-9 Acquisition, Inc., we have a Predecessor period from January 1, 2012 to May 4, 2012 and a Successor period from May 5, 2012 to September 30, 2012. In order to present Management’s Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined Predecessor and Successor periods to arrive at the nine months ended September 30, 2012 amounts and compared to the Predecessor nine month period ended September 30, 2011; however, these combined results for 2012 are considered non-GAAP financial measures.

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

The following table presents an overview of our portfolio of resorts. As of September 30, 2012, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

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

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of September 30, 2012 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended September 30, 2012, the period January 1—May 4, 2012, and the period May 5—September 30, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We operate the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

We believe that these resorts have proven popular because of several factors, including the ability to provide a year-round vacation destination without weather-related risks, the wide appeal of water-based recreation and the favorable trends in leisure travel discussed below. We believe that no operator or developer other than us has established a national portfolio of destination family entertainment resorts featuring indoor waterparks.

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

Outlook. We believe that no operator or developer other than us has established a national portfolio of destination family entertainment resorts that feature indoor waterparks. Our resorts do, however, compete directly with other family entertainment resorts and other family entertainment attractions in our markets. We intend to continue to expand our portfolio of resorts throughout the United States and to selectively seek licensing and management opportunities domestically and internationally.

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

Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, and depreciation and amortization (EBITDA). Rooms revenue accounted for approximately 67% of our total consolidated resort revenue for the nine months ended September 30, 2012. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

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

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the nine months ended September 30, 2012, approximately 33% of our total consolidated resort revenues consisted of non-rooms revenue.

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

Intangibles – Our intangible assets consist of the value of our brand names, management contracts and patented and unpatented technologies. A summary of our intangibles is as follows:

	Successor	Predecessor
	September 30, 2012	December 31. 2011
Brand names	$40,800	$23,829
Management contracts, net of amortization	8,015	0
Patented and unpatented technologies	1,821	1,481

	$50,636	$25,310

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

In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010 we recorded $1,365 of goodwill. In 2012 in connection with the Merger, we recorded $97,497 of goodwill as part of purchase accounting.

Balance as of January 1, 2011 (Predecessor)
Goodwill recorded related to the acquisition of the majority interest in CK	$1,365

Balance as of December 31, 2011 and May 4, 2012 (Predecessor)	$1,365
Goodwill removed as a result of the Merger	(1,365)
Goodwill recorded related to the Merger	97,497

Balance as of September 30, 2012 (Successor)	$97,497

Noncontrolling Interests — We record the interests in CK not owned by us as a separate component of our consolidated equity on our condensed consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statements of operations. Due to our acquisition of CK in June 2010 we have a consolidated subsidiary with a noncontrolling interest as of September 30, 2012.

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

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. An entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a the asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	Successor	Predecessor	Successor/ Predecessor	Predecessor
Net income (loss) attributable to Great Wolf Resorts, Inc.	$3,772	$1,253	$(22,971)	$(7,072)
Adjustments:
Interest expense, net of interest income	9,967	11,919	32,129	36,094
Income tax expense	276	275	810	942
Depreciation and amortization	11,766	14,799	36,014	41,463

EBITDA	25,781	28,246	45,982	71,427
Non-cash employee and director compensation	429	503	4,645	1,634
Loss on disposition of assets	151	330	198	1, 368

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	Successor	Predecessor	Successor/ Predecessor	Predecessor
Equity in (income) loss of unconsolidated affiliates	(163)	(159)	(298)	(653)
Net (income) loss attributable to noncontrolling interest	(14)	19	(41)	(17)
Separation payments	—	—	—	385
Gain on disposition of property included in discontinued operations	—	—	—	(6,667)
Merger-related costs	1,792	—	19,477	—
Consulting fees	815	—	815	—
Professional fees	212	—	212	—
Reimbursement agreement	193	—	193	—

Adjusted EBITDA	$29,196	28,939	$71,183	$67,477

Results of Operations

General

Our financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	our equity interest in the Grand Mound resort, in which we have a minority ownership interest but which we do not consolidate; and

•	our CK subsidiary, which is a developer of experiential gaming products, less our noncontrolling interest.

Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues; and

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

•	property operation and maintenance expenses, such as utility costs and property taxes;

•	depreciation and amortization; and

•	other expenses from managed properties.

Three months ended September 30, 2012, compared with the three months ended September 30, 2011

The following table shows key operating statistics for our resorts for the three months ended September 30, 2012 and 2011:

		Same Store Comparison (a)
	Successor	Predecessor
	2012	2011	$	%
Occupancy	73.5%	71.8%	N/A	2.4%
ADR	$269.73	$265.83	$3.90	1.5%
RevPAR	$198.27	$190.86	$7.41	3.9%
Total RevPOR	$405.34	$397.32	$8.02	2.0%
Total RevPAR	$297.95	$285.27	$12.68	4.4%
Non-rooms revenue per occupied room	$135.62	$131.50	$4.12	3.1%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2012 and 2011.

The positive changes in key operating statistics for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, are due to an increase in overall consumer demand for our properties.

Presented below are selected amounts from the statements of operations for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	Successor 2012	Predecessor 2011	Increase / (Decrease)
Revenues	$87,361	$83,551	$3,810
Operating expenses:
Departmental operating expenses	27,306	25,737	1,569
Selling, general and administrative	18,104	15,356	2,748
Property operating costs	9,471	8,544	927
Depreciation and amortization	11,766	14,799	(3,033)
Net operating income	13,615	13,192	423
Interest expense, net of interest income	9,967	11,919	(1,952)
Net income attributable to Great Wolf Resorts, Inc.	3,772	$1,253	2,519

Revenues. Total revenues increased due to an increase in consumer demand for our properties.

Operating expenses.

•

Departmental operating expenses increased by $1,569 in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, related primarily to our increase in revenues.

•

Selling, general and administrative expenses increased by $2,748 in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due primarily to non-recurring expenses related to the Merger.

•	Property operating costs increased by $927 in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, related primarily to our increase in revenues.

•

Total depreciation and amortization decreased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to incremental depreciation and amortization that was recognized because of fair value adjustments from the Merger transaction.

Net operating income. During the three months ended September 30, 2012, we had net operating income of $13,615 as compared to net operating income of $13,192 for the three months ended September 30, 2011.

Net income attributable to Great Wolf Resorts, Inc. Net income attributable to Great Wolf Resorts, Inc. increased primarily due to an increase in net operating income of $423 as well as a decrease in interest expense, net of interest income of $1,952, which was primarily due to effects of recording purchase accounting adjustments related to the Merger transaction.

Nine months ended September 30, 2012, compared with the nine months ended September 30, 2011

The following table shows key operating statistics for our resorts for the nine months ended September 30, 2012 and 2011:

		Same Store Comparison (a)
	Successor/ Predecessor 2012	Predecessor 2011	$	%
Occupancy	68.8%	66.9%	N/A	2.8%
ADR	$263.60	$261.36	$2.24	0.9%
RevPAR	$181.31	$174.93	$6.38	3.6%
Total RevPOR	$400.93	$395.74	$5.19	1.3%
Total RevPAR	$275.77	$264.88	$10.89	4.1%
Non-rooms revenue per occupied room	$137.33	$134.39	$2.94	2.2%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2012 and 2011 (that is, all properties other than our Blue Harbor Resort in Sheboygan, WI).

The positive changes in key operating statistics for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, are due to an increase in overall consumer demand for our properties.

Presented below are selected amounts from the statements of operations for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	Successor/ Predecessor 2012	Predecessor 2011	Increase / (Decrease)
Revenues	$243,317	$231,161	$12,156
Operating expenses:
Departmental operating expenses	80,096	74,671	5,425
Selling, general and administrative	73,685	49,261	24,424
Depreciation and amortization	36,014	41,362	(5,348)
Loss on disposition of assets	198	1,368	(1,170)
Net operating income	8,983	21,833	(12,850)
Interest expense, net of interest income	32,129	36,018	(3,889)
Discontinued operations, net of tax	14	(6,704)	6,718
Net loss attributable to Great Wolf Resorts, Inc.	(22,971)	(7,072)	(15,899)

Revenues. Total revenues increased due to an increase in consumer demand for our properties.

Operating expenses.

•	Departmental operating expenses increased by $5,425 in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, related primarily to our increase in revenues.

•

Selling, general and administrative expenses increased by $24,424 in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due primarily due to effects of recording purchase accounting adjustments related to the Merger transaction.

•

Total depreciation and amortization decreased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to incremental depreciation and amortization that was recognized because of fair value adjustments from the Merger transaction.

•

Loss on disposition of assets decreased primarily due to a loss incurred by CK during the nine months ended September 30, 2011. There was no similar loss during the nine months ended September 30, 2012.

Net operating income. During the nine months ended September 30, 2012, we had net operating income of $8,983 as compared to net operating income of $21,833 for the nine months ended September 30, 2011.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. increased primarily due to a decrease in net operating income of $12,850. This decrease was partially offset by a decrease in interest expense, net of interest income of $3,889, which was primarily due to effects of recording purchase accounting adjustments related to the Merger transaction.

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

See our Segments section in our Summary of Significant Accounting Policies, in Note 3 of our condensed consolidated financial statements.

	Three months ended September 30,			Nine months ended September 30,
	Successor 2012	Predecessor 2011	Increase/ (Decrease)	Successor/ Predecessor 2012	Predecessor 2011	Increase/ (Decrease)
Resort Ownership/Operation
Revenues	$77,425	$74,194	$3,231	$215,965	$204,655	$11,310
EBITDA	25,074	25,267	(193)	61,939	64,749	(2,810)
Resort Third-Party Management/License
Revenues	8,123	7,462	661	23,651	22,145	1,506
EBITDA	2,183	1,869	314	6,010	5,303	707
Other
Revenues	1,813	1,895	(82)	3,701	4,361	(660)
EBITDA	(1,476)	1,110	(2,586)	(21,967)	1,375	(23,342)

Liquidity and Capital Resources

We had total indebtedness of $527,801 and $515,174 as of September 30, 2012 and December 31, 2011, respectively, summarized as follows:

	Carrying Value		Principal Amounts
	Successor	Predecessor	Successor
	September 30, 2012	December 31, 2011	September 30, 2012
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$62,484	$65,591	$64,299
Pocono Mountains mortgage loan	93,540	93,015	92,039
Concord mortgage loan	51,206	54,055	51,012
First mortgage notes (net of discount of $8,046 as of December 31, 2011)	259,678	221,954	230,000
Other Long-Term Debt:
Junior subordinated debentures	60,893	80,545	80,545
Other	0	14	0

	527,801	515,174	517,895
Less current portion of long-term debt	(67,201)	(67,678)	(67,201)

Total long-term debt	$460,600	$447,496	$450,694

The carrying value amounts as of September 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date (see footnote 4). We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of September 30, 2012 was $9,906.

Traverse City/Kansas City Mortgage Loan—This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2012.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the quarter ended September 30, 2012, the DSCR for this loan was 0.94, and the DSCR for this loan has been below 1.35 since the second quarter of 2007.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of September 30, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of September 30, 2012, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer. We informed the special servicer that, given the current and expected performance at that time of the two properties securing this loan, we might elect to cease the subsidization of debt service on this non-recourse loan. If we were to elect to cease the subsidization of debt service, that may result in a default under the loan agreement. The properties had a combined net book value of $72,371 as of September 30, 2012, and the amount of debt outstanding under the loan was $62,484 as of September 30, 2012.

Given improved operating trends and performance at the properties during 2011 and the nine months ended September 30, 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2012 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2012 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan—This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at September 30, 2012.

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

Concord Mortgage Loan—This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at September 30, 2012). This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter. The loan was amended in March 2012 to extend the maturity to December 31, 2016.

As part of the loan agreement, if the Concord resort does not achieve certain financial performance thresholds the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $14,500 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at September 30, 2012.

In connection with the refinancing of this loan in 2011 and the amendment of this loan in 2012, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed interest rate caps that cap the loan at an 8.00% interest rate through December 2016. The interest rate caps were designated as ineffective cash flow hedges. We mark the interest rate caps to market and record the change to interest expense.

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

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III , Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary, issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter (effective rate of 5.95% at September 30, 2012). The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities — Future principal requirements on long-term debt are as follows:

Through September 30,
2013	$4,752
2014	4,972
2015	63,553
2016	3,171
2017	389,897
Thereafter	51,550

Total	$517,895

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of September 30, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,851 in 2013, $1,981 in 2014, and $60,467 in 2015.

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

Other than debt maturities, our largest long-term expenditures are expected to be for capital expenditures for our existing resorts, capital expenditures for development of future resorts, and capital contributions or loans to joint ventures owning resorts under construction or development. Expenditures related to capital expenditures for our existing resorts were $8,405 for the nine months ended September 30, 2012.

Off Balance Sheet Arrangements

As of September 30, 2012, we have one unconsolidated joint venture arrangement with The Confederated Tribes of the Chehalis Reservation (the Tribe) with respect to the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. We account for the joint venture using the equity method of accounting. See Note 5 to the unaudited consolidated financial statements of the Company.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012:

	Payment Terms
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations (1)	$677,124	$39,931	$135,399	$450,244	$51,550
Operating lease obligations	4,208	1,010	1,833	1,248	117
Reserve on unrecognized tax benefits	1,268	0	0	0	1,268

Total	$682,600	$40,941	$137,232	$451,492	$52,935

(1)	Amounts include interest (for fixed rate debt) and principal.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $35,531 of available cash and cash equivalents and a working capital deficit of $60,177 (current assets less current liabilities) at September 30, 2012, compared to the $33,767 of available cash and cash equivalents and a working capital deficit of $63,403 at December 31, 2011. The primary reasons for the working capital deficit as of September 30, 2012 and December 31, 2011 are:

•	An increase accrued interest payable related our first mortgage notes that closed in April 2010, and

•

The classification of our Traverse City/Kansas City mortgage loan (principal balance of $64,299 as of September 30, 2012) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of September 30, 2012, the loan is not in default, and the principal balance is not currently due.

Cash Flows

Nine months ended September 30, 2012, compared with the nine months ended September 30, 2011

	Successor/ Predecessor 2012	Predecessor 2011	Increase/ (Decrease)
Net cash provided by operating activities	$18,122	$27,269	$(9,147)
Net cash used in investing activities	(12,472)	(4,937)	(7,535)
Net cash used in financing activities	(3,886)	(24,788)	20,902

Operating Activities. The decrease in net cash provided by operating activities resulted primarily from a increase in net loss, which is partially offset by an increase in accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, resulted primarily from the proceeds received from our sale of our Sheboygan resort during the nine months ended September 30, 2011 and an increase in restricted cash due to escrow activity, in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Financing Activities. The decrease in net cash used in financing activities resulted primarily from a decrease in principal payments on long term debt as it relates to our Concord loan during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2012. This decrease is also due to us receiving a capital contribution in connection with the Merger during the nine months ended September 30, 2012. No similar capital contribution received during the nine months ended September 30, 2011.

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

As of September 30, 2012, the total carrying value of our indebtedness was $527,801, of which $517,895 is due to third parties. The carrying amounts as of September 30, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date. We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. Our indebtedness consisted of:

•	$62,484 of fixed rate debt secured by two of our resorts, of which $64,299 is due to a third party. This debt bears interest at a face rate of 6.96%. This loan matures in January 2015.

•	$93,540 of fixed rate debt secured by one of our resorts, of which $92,039 is due to a third party. This debt bears interest at a face rate of 6.10%. This loan matures in January 2017.

•

$51,206 of variable rate debt secured by one of our resorts, of which $51,012 is due to a third party. This debt bears interest at a floating annual rate of LIBOR plus a spread of 500 basis points, with a minimum face rate of 6.00% per annum. The effective face rate was 6.00% at September 30, 2012. This loan matures in December 2016.

•

$259,678 of Notes that are secured by first priority liens on three of our resorts, of which $230,000 is due to third parties. The Notes bear interest at a face rate of 10.875%. The Notes are due April 2017.

•

$35,504 of subordinated notes, of which $51,550 is due to third parties. The notes bear interest at a fixed face rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•

$25,389 of subordinated notes, of which $28,995 is due to third parties. The notes bear interest at a fixed face rate of 7.90% through July 2012 and then at a floating rate of LIBOR plus 550 basis points thereafter. The effective rate was 5.95% at September 30, 2012. The securities mature in July 2017.

As of September 30, 2012, we estimate the total fair value of the indebtedness described above to be approximately equal to their total carrying values.

If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $290 annually, based on our debt balances outstanding and current interest rates in effect as of September 30, 2012. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $290 annually, based on our debt balances outstanding as of March 31, 2009.

During the nine months ended September 30, 2012, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of September 30, 2012, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2012. We have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 12, 2012, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with K-9 Holdings, Inc., a Delaware corporation (“K-9”), and K-9 Acquisition, Inc., a Delaware corporation (“Merger Sub”), a direct wholly-owned subsidiary of K-9. Pursuant to the terms of the Merger Agreement, among other things, K-9 and Merger Sub agreed to make a tender offer (the Offer) for all of the outstanding shares (each, a “Share”) of common stock (including restricted shares), par value $0.01 per share, of the Company (the “Common Stock”) at a price of $7.85 per share, net to the seller in cash, without interest (the “Offer Price”). Approximately 76% of the outstanding Shares were tendered in the Offer and the Company accepted all such tendered Shares for payment.

Following the expiration of the Offer, on May 4, 2012, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of Common Stock necessary for Merger Sub to own one share more than 90% of the outstanding Shares of Common Stock (the “Top-Up Shares”) at the Offer Price.

On May 4, 2012, following Merger Sub’s purchase of the Top-Up Shares, K-9 completed its acquisition of the Company through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation in the merger and becoming a direct wholly-owned subsidiary of K-9 (the “Merger”).

On and after March 14, 2012, the Company and certain of its current and former officers and directors and, in some cases, some or all of K-9 Investors, L.P., Apollo Management VII, L.P., Apollo Global Management, LLC and K-9 and Merger Sub were named as defendants in five class action lawsuits filed in the Delaware Court of Chancery which were ultimately consolidated into a single class action (the “Delaware Action”). In the Delaware Action, the plaintiff, on behalf of a putative class of stockholders, sought to enjoin the proposed transaction that was the subject of the Merger Agreement. Other lawsuits were filed in Wisconsin state and federal court—two in the Circuit Court, Civil Division for Dane County, one of which was dismissed by the plaintiff prior to settlement (the surviving action, “Wisconsin State Court Action”), and one in the United States District Court for the Western District of Wisconsin (the “Wisconsin Federal Court Action”).

On April 25, 2012, the parties to the Delaware Action and the Wisconsin State Court Action reached an agreement in principle to settle those cases. The proposed settlement, which is subject to court approval , provides for, among other things, the dismissal with prejudice of plaintiffs’ complaints and of all claims asserted therein, that all parties would grant all applicable releases of claims against all other parties, and that the parties to the Delaware Action and the Wisconsin State Court Action have acknowledged that the plaintiffs and their counsel in those cases would petition the appropriate court or courts for an award of attorneys’ fees and expenses in connection with the cases. Any award of fees and expenses to plaintiffs’ counsel is subject to approval by the appropriate court or courts. Pursuant to an order from the Delaware Court of Chancery, notice to the class was mailed on October 19, 2012.

On April 30, 2012, the parties to the Wisconsin Federal Court Action agreed to settle that case, subject to court approval of the proposed class-wide settlement in the Delaware Action and entry of a final order dismissing the Delaware Action in its entirety. Pursuant to their agreement, the parties to the Wisconsin Federal Court Action filed with the court, on April 30, 2012, a stipulation providing that the Action be voluntarily dismissed with respect to all defendants and that such dismissal will be with prejudice as to the plaintiff upon the consummation of the settlement of the Delaware Action.

The Company, the members of the Board of Directors, Apollo Management VII, L.P., Apollo Global Management, LLC, K-9 and Merger Sub each have denied, and continue to deny, that they committed or attempted to commit any violation of law or breach of fiduciary duty owed to the Company and/or its stockholders, aided or abetted any breach of fiduciary duty, or otherwise engaged in any of the wrongful acts alleged in all of these cases. All of the defendants expressly maintain that they complied with their fiduciary and other legal duties. However, in order to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegation made in the actions or any liability with respect thereto, the defendants have concluded that it is desirable to settle the claims against them on the terms reflected in the proposed settlements.

The proposed settlements are not final, and no fee petition has yet been approved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2012, effective upon consummation of the Merger, the 200 shares of common stock of the Merger Sub were converted into 200 shares of common stock of the Company as the surviving corporation in the Merger. The transaction was exempt from registration as a private offering under Section 4(2) of the Securities Act of 1933, as amended. We did not make any repurchases of our equity securities during the three months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were not in default of our obligations upon any senior securities during the applicable period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of March 12, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2012), as amended by the First Amendment to Agreement and Plan of Merger, dated as of April 6, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012), as further amended by the Second Amendment to Agreement and Plan of Merger, dated as of April 18, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2012), and as further amended by the Third Amendment to Agreement and Plan of Merger, dated as of April 20, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).

3.2	Amended and Restated Certificate of Incorporation of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2012).

3.3	Amended and Restated Bylaws of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 4, 2012).

31.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ James A. Calder
James A. Calder
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: November 9, 2012