Form 10-K
period 2012-12-31
Great Wolf Resorts, Inc.
filed 2013-03-29
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was zero.

The number of shares outstanding of the issuer’s common stock was 200 as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Great Wolf Resorts, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

PART I

ITEM 1.	BUSINESS

OVERVIEW

The terms “Great Wolf Resorts,” “us,” “we,” “our” and “Company” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries. All dollar amounts used in this Annual Report on Form 10-K are in thousands, except per share amounts and operating statistics.

We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to destination family resorts featuring indoor waterparks and other family-oriented entertainment activities. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our primary target customer base: families with children ranging in ages from 2 to 12 years old that live within a convenient driving distance of our resorts. Several of our resorts have significant meeting space or conference centers, allowing us to also attract groups in addition to our leisure guests. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge® brand name. We have entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.

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

We also own 100% of Creative Kingdoms, LLC (CK). CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at all of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.

Transactions

On May 4, 2012, the Company merged (the Merger) with K-9 Acquisition, Inc., a Delaware corporation (Merger Sub) and subsidiary of a fund managed by an affiliate of Apollo Global Management, LLC (together with its subsidiaries, Apollo), in the Merger (as discussed in Note 3 to the Consolidated Financial Statements). Although the Company continued as the same legal entity after the Merger, the Company’s capital structure changed significantly as a result of the Merger and our financial statement presentations distinguish between a “Predecessor” for periods prior to the Merger and a “Successor” for periods subsequent to the Merger. The Merger was accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. We obtained the assistance of independent third parties in determining the fair value of certain tangible assets, identifiable intangible assets, and liabilities. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

Our Equity Sponsor

Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2012, Apollo and its subsidiaries had assets under management of approximately $113 billion invested in its private equity, credit and real estate businesses.

Properties – Overview

As innovators in our industry segment, we constantly seek to improve the facilities, amenities, attractions and features at our resorts to enhance our guests’ vacation experience, generate additional on-site revenue and increase repeat and referral business. We refer to our original resort properties as Generation I resorts. The Generation I properties were opened in 2003 or earlier and are relatively smaller properties with 300 rooms or less. Since 2004, we have successfully developed seven Great Wolf Lodge properties, which we refer to as Generation II resorts. Our Generation II resorts have approximately 400 rooms or more and a generally wider range of amenities than our Generation I resorts.

The following table summarizes our Generation I and Generation II Great Wolf Lodge properties as of December 31, 2012:

			Same Store 2012 Operating Statistics
Type	Locations	Description	Occupancy	ADR	RevPAR	Total RevPOR
Generation I	Wisconsin Dells, WI Sandusky , OH Traverse City, MI Kansas City , KS	Approximately 300 or fewer rooms, smaller waterparks and fewer and smaller other amenities	58.9%	$200.31	$118.05	$302.81

Generation II	Williamsburg, VA Pocono Mountains, PA Niagara Falls, ONT Mason, OH Grapevine, TX Grand Mound, WA Concord, NC	Approximately 400 rooms or more and a wider range of amenities	69.2%	$281.24	$194.71	$430.33

On March 24, 2011, we sold our Blue Harbor Resort in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 24, 2011, we no longer operate this resort or manage the condominium units there and the related trade name has no carrying value.

The following table presents an overview of our portfolio of resorts. As of December 31, 2012, we operated, managed and/or were party to licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts. We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

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

(2)	Total number of guest suites includes 77 condominium units that are individually owned and managed by us.

(3)	These properties are owned by CNL Lifestyle Properties, Inc. (CNL), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2012, and each of those five properties had total revenues equal to ten percent or more of our total revenues for the period January 1 – May 4, 2012, and the period May 5 – December 31, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016 for a licensing fee and we also provide other services to this resort for a fee.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

Northwoods Lodge Theme. Each of our Great Wolf Lodge resorts has a Northwoods lodge theme. Our approximately 5,000 to 9,000 square-foot atrium lobbies, which are between three and five stories high, are designed in a log cabin motif with exposed timber beams, massive stone fireplaces, mounted wolves and other Northwoods creatures and an animated two-story Clock Tower that provides theatrical entertainment for our younger guests. Throughout the common areas and in each guest suite, we use sturdy, rustic furniture that complements the Northwoods theme. We believe that this consistent theme throughout our resorts creates a comfortable and relaxing environment and provides a sense of adventure and exploration that the entire family can enjoy.

Guest Suites. All of our guest suites are themed luxury suites, ranging in size from approximately 385 square feet to 925 square feet. Substantially all of the rooms in our resorts also include a private deck or patio. Our resorts offer up to 11 room styles to meet the needs and preferences of our guests, including a selection of rooms with lofts, Jacuzzis and fireplaces. Our standard rooms include two queen beds and a third queen bed in the sleeper sofa, a wet bar, microwave oven, refrigerator and dining and sitting area, and can accommodate up to six people. Our specialty rooms can accommodate up to seven people and provide a separate area for children, including our KidCabin® suites that feature a log cabin bunk bed room, our Wolf Den Suitestm that feature a themed den enclosure with bunk beds and our KidKamptm suites that feature bunk beds in a themed tent enclosure. We also offer larger rooms, such as our Majestic Bear Suitetm and Grizzly Bear Suitetm, which have separate bedrooms with a king bed, a large dining and living area and can accommodate up to eight people. For business travelers we also offer Luxury King Suites that have a king bed and other luxury amenities. Our guest suites have wallpaper, artwork and linens that continue the Northwoods theme, and some of our resorts provide pay-per-view movies and pay-per-play video games. Some of our resorts also provide room service dining.

Indoor Waterparks. Our Great Wolf Lodge indoor waterparks are maintained at a warm and comfortable temperature, range in size from approximately 34,000 to 84,000 square feet, have a Northwoods theme and include decorative rockwork and plantings. The focus of each Great Wolf Lodge waterpark is our signature 12-level treehouse water fort. The water fort is an interactive water experience for the entire family that features over 60 water effects, including spray guns, fountains, valves and hoses, has cargo netting and suspension bridges and is capped by an oversized bucket that dumps between 700 and 1,000 gallons of water approximately every five minutes.

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

On average, approximately one to two million gallons of water cycle through each of our waterparks every hour as part of our water filtration procedures. Our primary operating equipment includes water pumps, tanks and filters located in separate spaces to allow for quick repairs or replacement. Computerized water and air treatment systems and highly trained technicians monitor the water and air quality of our waterparks in order to promote a clean and safe environment. We seek to minimize the use of chlorine. Most of the water purification is performed by one or more non-chlorinated water treatment systems, which ensures the highest water quality and a substantial reduction in the typical chlorine odor found in indoor pools. In addition, the water within each area circulates at least every hour to maximize hygiene. Each waterpark area has its own water system so that a problem with any one area can be quickly contained and does not affect the operations of the rest of the waterpark.

We expect recurring annual maintenance capital expenditures for each resort that we own to be approximately 2- 4% of the resort’s revenues, depending on the age of the resort. Much of the equipment used in our waterparks is designed for outdoor application and capable of withstanding intense physical use and the elements year-round, therefore, wear and tear is minimal. We believe our equipment has a long useful life. In addition, our water purification system minimizes airborne chemicals and their potentially corrosive effects on materials and equipment, and is designed to help extend the life of our equipment.

The safety of our guests is a primary focus in our waterparks. Our lifeguards receive one of the highest levels of training and certification in the industry, provided by Jeff Ellis & Associates, Inc. (Ellis & Associates), an international aquatic safety consulting company. Ellis & Associates conducts quarterly unannounced safety inspections at each of our resorts to ensure that proper safety measures and procedures are maintained. All of our on-duty lifeguards perform daily training exercises under the supervision of a certified instructor. We also encourage our lifeguards to obtain EMT certification, and we reimburse them for the costs of the training. In 2012, five of our resorts achieved Platinum status (the highest rating from Ellis) with one of these achieving the highest score in Ellis’ worldwide client-base. All others resorts achieved Gold and Silver status.

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

•

Full-Service Spa. Each of our resorts, with the exception the Sandusky resort, has an Elements™ Spa and Salon that provides a relaxing get-a-way with a full complement of massages, facials, manicures, pedicures and other spa treatments and a wide selection of Aveda® products. Each of our spas, including the Sandusky resort, also includes our Scooops® Kid Spa. The furnishings for the kid-friendly spa have the look of a modern ice cream parlor, with chocolate-colored walls, retro swivel stools and a pedicure sofa that looks like an oversized ice cream sundae. While enjoying their treatments, kids can listen to music with a provided CD player and speakers or with their own digital music player.

•

Game Arcade. Our Northern Lights Arcades™ range in size from approximately 5,000 to 8,000 square feet, generally feature over 70 games and are divided into distinct areas with video and skill games that appeal to children of different ages. Tickets won from the skill games may be exchanged for a wide selection of merchandise that appeals to our younger guests.

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

•	Fitness Room. Our fitness rooms contain aerobic exercise equipment, weight-lifting machines and numerous televisions for active viewing.

•

Meeting Space. Our resorts offer meeting space ranging from approximately 3,000 to over 7,000 square feet that are available for guest meetings, including a 99-seat, state-of-the-art, symposium-style room at Traverse City and Niagara Falls resorts.

•

Conference Facility. Many of our resorts feature conference facility space. Traverse City, Williamsburg, Mason, Grapevine, Concord and Grand Mound resorts feature conference facilities that range in size from 10,000 to 40,000 square feet. Each of these conference facilities also feature some, if not all, of the following additional facilities: Grand Ballroom, flexible meeting spaces, executive boardroom, audio visual systems and multiple pre-function concourses including an outdoor patio.

•	MagiQuest®. Each of the resorts features a MagiQuest attraction. MagiQuest is an interactive, live-action, fantasy adventure game that guests can play throughout the resort.

•	Miniature Golf. Five of the resorts feature a custom-designed, outdoor 18-hole miniature golf course.

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

Significant barriers to entry with an established first mover advantage. We strive to be the first operators of family entertainment resorts featuring indoor waterparks in our selected target markets, and our resorts have typically been the first resorts to open in their respective markets. Our experience in establishing 11 family-focused resorts and the economies of scale resulting from our current operation of multiple resorts provide us with the ability to move into a selected target market quickly. We believe there are significant barriers to entry in our industry segment that discourage others from developing similar resorts, including operational complexity, substantial capital requirements, availability of suitable sites in desirable markets and a challenging, multi-year permitting process. A new Great Wolf Lodge resort built through ground-up construction requires substantial costs and takes from one to three years to develop and permit, and an additional 18 months or more to build. We believe that the combination of our first mover advantage, existing economies of scale and the significant barriers to entry in our target markets provide us with a competitive advantage.

Significant portfolio of product offerings that increase ancillary on-site revenues. Our resorts feature a number of proprietary and branded products and entertainment options that increase ancillary on-site revenues and distinguish our resorts’ self-contained vacation experience. These products include Buckhorn Exchange gift shop, Elements Spa and Salon, Northern Lights Arcade, Cub Club, Scooops Kid Spa and miniature golf. All of our resorts feature a MagiQuest attraction, an interactive, live-action, fantasy adventure game that guests can play throughout the resort. We believe that these ancillary products will continue to drive additional revenues and enhance the guest experience and brand loyalty. We believe that the RevPOR performance of our Generation II resorts is due to a significant extent to the superior amenities provided at those resorts.

Extensive customer database through a centralized service center drives repeat and referral business. Since 1997, we have accumulated an extensive customer database, which allows us to market directly to our guests and drive repeat and referral business. Despite the recent economic downturn, our repeat and referral business has continued to grow, which we believe is a testament to the quality of our business methods. For the year ended December 31, 2012, 57% of our room nights were derived from repeat and referral guests.

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

Strong growth prospects. We believe recent vacation trends favor drive-to family entertainment options, as the number of families choosing to take shorter, more convenient vacations has increased in recent years. We believe these trends will continue, and can provide impetus to our future growth prospects. We expect to expand our base of resorts by further leveraging our Great Wolf Lodge brand, proven business model and operating expertise. We are actively involved in advanced discussions for several potential new development and conversion projects in the United States. Additionally, we believe that our Great Wolf Lodge brand could be successfully leveraged in certain international markets, further extending our growth prospects.

Strong management team with skilled resort level staff. Our executive management team is responsible for our strategic direction and has an average of ten years of experience with Great Wolf Resorts and twenty-one years of industry experience. Our executive management has significant experience in the hospitality, family entertainment and real estate development industries and has significant expertise in operating complex, themed family entertainment resorts featuring indoor waterparks. In addition, we have a team of skilled, loyal and committed employees at each of our resorts. We offer our resort employees a number of benefits, including what we believe is a positive and rewarding work environment, career-oriented training, the ability to obtain consistent year-round work, which is uncommon in the resort industry, and career growth opportunities. As a result, we believe our employees are committed to delivering a superb guest experience and helping to assure that our guests fully enjoy their family vacations.

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

Business and Growth Strategies

Our primary business objective is to increase long-term value by executing our business and growth strategies, which include:

•

Expanding Our Brand Footprint in Target Markets. We are seeking to grow our business and diversify our domestic resort geographic brand footprint. This growth plan is designed to further exploit our competitive advantages of being the first-mover in the indoor waterpark resort business, our strong brand equity and our waterpark resort management expertise by seeking opportunities to develop new resorts through ground-up construction or conversion of existing properties. In addition, we also expect seek to use our brand, business model and operating expertise to expand our business internationally. We believe this strategy will allow us to further extend the impact of our brand and our position as the leading provider of drive-to, family destination resorts featuring indoor waterparks, and provide the additional benefit of reducing our sensitivity to economic conditions affecting any single region.

•

Continuing Innovative Expansions of and Enhancements to Our Existing Resorts. We will seek to continue to focus on growth opportunities at our existing resorts by adding revenue-enhancing features that drive ancillary vacation spending and meet our target returns, including non-water based attractions and food and beverage outlets. We intend to leverage our in-house expertise, in conjunction with the knowledge and experience of our third-party suppliers and designers, to develop and implement the latest innovations in family entertainment activities and amenities, including waterpark attractions. We have received numerous industry awards for our guests’ experiences, our operations, innovative development, sales and marketing initiatives and materials, and employee retention.

•

Maximizing Total Resort Revenues While Minimizing Total Resort Costs We will continue to employ aggressive yield management techniques and sales and marketing efforts designed to maximize occupancy and room rates at our resorts. During off-peak times (generally in May and September, and during the middle of weeks when schools are in session), we will seek to maintain higher occupancy by approaches such as holding special events and targeting group sales and conferences. We will also seek to maximize other on-site revenue, such as food and beverage, entertainment and merchandise revenue through themed restaurants, ice cream shops, snack shops, adult and kid spas, gift shops, game arcades, MagiQuest, mini-golf and teen-themed areas. At the same time, we will also seek to reduce operating costs by leveraging our purchasing power with respect to operating supplies, food and beverage, insurance and employee benefits. By centralizing certain of our services, we also seek to reduce our per-unit costs, increasing our control over those services in order to deliver a greater quality of service to our guests and employees. Our centralized reservations system is scalable and, together with our web-based reservations system, enables us to efficiently handle high reservation volumes, and we expect it to require only limited additional incremental costs over the next several years as we increase our portfolio of resorts.

•

Building Upon Our Existing Brand Awareness and Loyalty. Our Great Wolf Lodge brand is recognizable by our guests because of our distinctive and easily identifiable theming, from our signature treehouse water fort to our mascots and distinctive logos and merchandise. We believe we have fostered strong guest and brand loyalty, which is evidenced by our high levels of repeat and referral guests. We will continue to focus on ensuring that each of our guests associates the Great Wolf Lodge brand with a memorable and consistent family vacation experience.

•

Expanding Operations of Creative Kingdoms. We will continue to seek opportunities to expand CK’s operations and capitalize on significant experience in developing experiential, family-based entertainment products. We believe that CK’s current and potential future products have potential uses in venues other than our indoor waterpark resorts, and we expect to explore their sales and marketing efforts as they look to expand the number of locations using their MagiQuest and other experiential gaming products.

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

Great Wolf Lodge – Wisconsin Dells, Wisconsin

Our Great Wolf Lodge, located on 16 acres in Wisconsin Dells, Wisconsin, was originally constructed in 1997 and acquired by our predecessor company in 1999. In 2005, we transferred this resort to a joint venture with CNL and sold 70% of our ownership interest in the property to CNL. In 2009, we sold the remainder of our ownership interest in the joint venture to CNL. We continue to manage and license this resort under long-term arrangements.

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

Great Wolf Lodge of Wisconsin Dells has 308 guest suites, with an additional 77 third-party owned, one to four bedroom condominium units located adjacent to the resort, on a six-acre land parcel, and an approximately 76,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, an outdoor recreation area and meeting rooms. The resort also includes non-revenue generating amenities, such as an animated two-story Clock Tower and fitness center.

Great Wolf Lodge – Sandusky, Ohio

In March 2001, we opened our Great Wolf Lodge in Sandusky, Ohio. In 2005, we transferred this resort to a joint venture with CNL and sold 70% of our ownership interest in the property to CNL. In 2009, we sold the remainder of our ownership interest in that joint venture to CNL. We continue to manage and license this resort under long-term arrangements.

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

Great Wolf Lodge of Sandusky is located on approximately 15 acres and has 271 guest suites and an approximately 34,000 square-foot indoor waterpark that includes our signature treehouse water fort, tube slides, body slides, hot tubs and a lazy river. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionary and ice cream shop, Cub Club, kid spa, game arcade, gift shops, MagiQuest an outdoor recreation area and meeting rooms. The resort also includes non-revenue generating amenities such as our animated two-story Clock Tower and fitness center.

Great Wolf Lodge – Traverse City, Michigan

In 2003, we opened our Great Wolf Lodge in Traverse City, Michigan. Traverse City is a traditional family vacation destination with skiing and lake activities. According to the Traverse City Convention and Visitors Bureau, Traverse City attracts approximately 2 million visitors each year. Traverse City is within a two-hour drive from Grand Rapids, Michigan; a three-hour drive from Sault St. Marie, Michigan; and a four-hour drive from Detroit and Ann Arbor, Michigan, as well as Windsor, Ontario. According to Applied Geographic Solutions, Inc., there are approximately 7.1 million people who live within 180 miles of the resort.

Great Wolf Lodge of Traverse City is located on approximately 48 acres and has 280 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. It also includes a 10,000 square-foot conference center. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and approximately 7,000 square feet of meeting space. The resort also includes non-revenue generating amenities such as our animated two-story Clock Tower and fitness center.

Great Wolf Lodge – Kansas City, Kansas

In 2003, we opened our Great Wolf Lodge in Kansas City, Kansas, as part of the Village West tourism district that includes a Cabela’s superstore, Nebraska Furniture Mart and the Kansas NASCAR Speedway. According to the 2011-2012 Travel & Tourism Market Research Handbook, Kansas City attracts approximately 8 million visitors each year. Kansas City is within a one-hour drive from Topeka, Kansas; a three-hour drive from Wichita, Kansas, Des Moines, Iowa and Omaha, Nebraska; and a four-hour drive from St. Louis, Missouri. According to Applied Geographic Solutions, Inc., there are approximately 6.8 million people who live within 180 miles of the resort.

Great Wolf Lodge of Kansas City is located on approximately 17 acres and has 281 guest suites and an approximately 40,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including our themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and meeting rooms. The resort also includes non-revenue generating amenities such as our animated two-story Clock Tower and fitness center.

Great Wolf Lodge – Williamsburg, Virginia

In 2005, we opened our Great Wolf Lodge in Williamsburg, Virginia, on an 83-acre site. Williamsburg is a popular family vacation destination with amusement parks, waterparks and other entertainment attractions. According to the 2011-2012 Travel & Tourism Market Research Handbook, the Williamsburg area attracts 4 million visitors each year. Williamsburg is a one-hour drive from Richmond, Virginia; a two and one-half-hour drive from Washington, D.C.; a three-hour drive from Baltimore, Maryland; a three and one-half-hour drive from Raleigh, North Carolina; a four and one-half-hour drive from Wilmington, Delaware; and a five-hour drive from Philadelphia, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 17.4 million people who live within 180 miles of the resort.

The resort occupies approximately 36 acres of the site. We have leased a portion of the excess land to an entity who has opened a restaurant on this site. We may sell or lease a portion of the remaining excess land as out-lots and retain the remaining acreage to support future expansion of the resort.

Great Wolf Lodge of Williamsburg has 405 guest suites and an approximately 67,000 square-foot indoor waterpark that includes our signature treehouse water fort. It also includes a 10,000 square-foot conference center. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and approximately 11,000 square feet of meeting rooms. The resort offers non-revenue generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge – Pocono Mountains, Pennsylvania

In 2005, we opened our Great Wolf Lodge in the Pocono Mountains on a 95-acre site near Stroudsburg, Pennsylvania. The Pocono Mountains area is a popular family vacation destination featuring family-oriented attractions and recreational activities. According to the 2011-2012 Travel & Tourism Market Research Handbook, the Pocono Mountains region attracts approximately 6 million visitors each year. The resort is less than a one-hour drive from Scranton, Pennsylvania; a two-hour drive from Manhattan, New York and Philadelphia, Pennsylvania; a two and one-half-hour drive from Bridgeport, Connecticut; a three hour drive from Baltimore, Maryland; and a five-hour drive from Pittsburgh, Pennsylvania. According to Applied Geographic Solutions, Inc., there are approximately 45.2 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of the Pocono Mountains has 401 guest suites and an approximately 80,000 square-foot indoor waterpark that includes our signature treehouse water fort. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack shops, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest, an outdoor recreation area and approximately 5,800 square feet of meeting rooms. The resort also includes non-revenue generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge – Niagara Falls, Ontario

In 2004, we entered into a license agreement with Ripley’s that authorized Ripley’s to develop and operate a Great Wolf Lodge resort in Niagara Falls, Ontario. In addition, the agreement allows Ripley’s to use certain licensed trademarks, such as “Cub Club,” “KidCabin,” and “Great Wolf Lodge.” The term of the license agreement is ten years from the opening of the resort, with the possibility of up to four successive five-year renewals. Under the license agreement, Ripley’s is required to pay a monthly license fee and a brand marketing fee, the latter of which we are obligated to contribute to a marketing program. We may terminate the license agreement at any time, upon notice, if Ripley’s fails to meet its material obligations under the agreement. These obligations require Ripley’s to meet payment obligations in a timely manner, maintain and operate the resort in a manner consistent with our operating standards and obtain our approval prior to the use of any of our licensed trademarks. In addition, these material obligations restrict Ripley’s to selling only products, goods and services that we approve and from developing or managing a hotel with an indoor waterpark within the United States until, at the earliest, January 2016.

In 2006, the Great Wolf Lodge in Niagara Falls, Ontario, Canada opened. Niagara Falls is a popular family vacation destination. According to the 2011-2012 Travel & Tourism Market Research Handbook, Niagara Falls attracts nearly 12 million visitors each year. Niagara Falls is less than a one hour drive from Buffalo, New York; a one and one-half-hour drive from Toronto, Ontario; a one and three-quarter-hour drive from Kitchener, Ontario; a two and one-half-hour drive from London, Ontario; and a four and one-quarter-hour drive from Windsor, Ontario. According to Applied Geographic Solutions, Inc., there are approximately 8 million people in the United States and 9.6 million people in Canada who live within 180 miles of the resort.

Great Wolf Lodge of Niagara Falls has 406 guest suites with an approximately 82,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and meeting space. The resort also includes non-revenue generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge – Mason, Ohio

In 2006, we opened our Great Wolf Lodge in Mason, Ohio, on a 39-acre land parcel adjacent to Kings Island theme park. Mason is a popular family destination featuring family-oriented attractions and recreational activities. According to the 2011-2012 Travel & Tourism Market Research Handbook, the Mason/Cincinnati metro areas attract 5 million visitors per year. The resort is located less than a one-hour drive from Cincinnati and Dayton, Ohio; a one and one-half hour drive from Columbus, Ohio; and a two-hour drive from Louisville, Kentucky, Indianapolis, Indiana and Lexington, Kentucky. According to Applied Geographic Solutions, Inc., there are approximately 16.6 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of Mason, Ohio, has 401 guest suites and an approximately 84,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest and an outdoor recreation area. The resort also includes non-revenue generating amenities such as a two-story animated Clock Tower and fitness center. The resort also includes a state-of-the-art 40,000 square-foot conference center, including an expansive Grand

Ballroom, flexible meeting spaces, an executive boardroom, audio and visual systems, and multiple pre-function concourses including an outdoor patio.

Great Wolf Lodge – Grapevine, Texas

In 2007, we opened our Great Wolf Lodge in Grapevine, Texas, on a 51-acre site. Grapevine is a popular family destination featuring family-oriented attractions and recreational activities. The resort is less than a one-hour drive from both Dallas and Fort Worth, Texas. The Dallas and Fort Worth region is the 5th largest market area in the United States according to Nielsen Media Research Inc., and the resort has a higher population within a 60-mile radius than any other Great Wolf Lodge resort. The resort is also a three-hour drive from Oklahoma City, Oklahoma; a three and one-half-hour drive from Shreveport, Louisiana and Austin, Texas; and a four and one-half-hour drive from Houston and San Antonio, Texas. According to Applied Geographic Solutions, Inc., there are approximately 10.7 million people who live within 180 miles of the resort. The resort occupies approximately 30 acres of this site. We may sell a portion of the excess land as one or more out-lots.

Our Great Wolf Lodge of Grapevine, Texas, has 605 guest suites and an approximately 78,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, kid spa, game arcade, gift shops, MagiQuest and an outdoor recreation area. The resort also includes non-revenue generating amenities such as a two-story animated Clock Tower and fitness center. In December 2008, we opened an expansion of this resort which includes 27,000 square feet of additional meeting space.

Great Wolf Lodge – Grand Mound, Washington

In 2005, we entered into a joint venture with The Confederated Tribes of the Chehalis Reservation to develop a Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. We operate the resort under the Great Wolf Lodge brand. Both parties maintain equity positions in the joint venture. The Confederated Tribes of the Chehalis Reservation has leased the land needed for the resort to the joint venture on favorable terms. The resort opened in 2008. The resort is the first family destination vacation resort with an indoor waterpark in the Pacific Northwest. The resort is a less than one-hour drive from Olympia, Washington; an hour and half drive from Seattle, Washington and Portland, Oregon; a three-hour drive from Yakima, Washington; a four-hour drive from Vancouver, British Columbia; and a five-hour drive from Spokane, Washington. According to Applied Geographic Solutions, Inc., there are approximately 7.8 million people who live within 180 miles of the resort.

Our Great Wolf Lodge of Chehalis, Washington, has 398 guest suites and an approximately 60,000 square-foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, a full-service spa, game arcade, gift shops, MagiQuest, miniature golf, an outdoor recreation area and an approximately 30,000 square-foot conference center. The resort also includes non-revenue generating amenities such as a two-story animated Clock Tower and fitness center.

Great Wolf Lodge – Concord, North Carolina

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

Great Wolf Lodge of Concord, North Carolina has 402 guest suites and approximately 97,000 square feet of indoor entertainment, including an 84,000 square foot indoor waterpark. The resort offers a number of revenue-enhancing amenities, including themed restaurants and snack bars, confectionery and ice cream shop, Cub Club, full-service spa, game arcade, gift shops, MagiQuest, miniature golf an outdoor recreation area and an approximately 20,000 square-foot conference center. The resort also includes non-revenue generating amenities such as a two-story animated Clock Tower and fitness center.

Industry Overview

We operate in the family entertainment resort segment of the travel and leisure industry. The concept of a family entertainment resort with an indoor waterpark was first introduced to the United States in Wisconsin Dells, Wisconsin, and has evolved there since the late 1980s. In an effort to boost occupancy and daily rates, as well as capture off-season demand, hotel operators in the Wisconsin Dells market began expanding indoor pools and adding waterslides and other water-based attractions to existing hotels and resorts. The success of these efforts prompted several local operators to build new, larger destination resorts based primarily on this concept.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of January 2013 indicates that there are 131 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47 properties, 11 are our properties.

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

Development Criteria

We choose or suggest sites for the development of new resorts by considering a number of factors. Those factors can include:

•

Large target customer base. We select or suggest development sites that generally have a minimum of five million target customers within a convenient driving distance. Because we offer an affordable vacation experience, we appeal to families in a variety of income ranges.

•

Recognized tourist destination. We may focus on drive-to destinations that attract a large number of tourists, including both emerging and traditional family vacation markets. We believe we can charge premium rates in these markets due to the high quality of our resorts and our family-oriented amenities and activities. In addition, the indoor nature of many of our amenities and activities allows us to reduce the impact of seasonality that may negatively affect other attractions in these areas. These areas also often have active and effective local visitors and convention bureaus that complement our marketing and advertising efforts at little or no cost to us.

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

Once we have identified a market that meets our development criteria, we search for potential sites to recommend to a potential licensee or joint venture partner. We perform initial analyses of the permitting process and access to utilities before acquiring a sufficient amount of land from one or more landowners. Based upon the target customer base of the market, we develop initial specifications for the resort, such as the number of guest suites and size of the indoor waterpark and other amenities. We also formally begin or assist with obtaining the necessary approvals and permits from the appropriate local governmental bodies, including the necessary water rights and environmental permits. Once the permitting process is complete, we or the joint venture that owns the resort secures financing for the project and begin construction on the resort. This overall development process generally takes from two to four years, or longer, from identification of a market to completion of a resort.

Competition

Our resorts compete with other forms of family vacation travel, including theme parks, waterparks, amusement parks and other recreational activities, including other hotels and resorts located near these types of attractions. Our business is also subject to factors that affect the recreation and leisure and resort industries generally, such as general economic conditions and changes in consumer spending habits, although we believe our business to be generally less susceptible to these conditions than other leisure and resort businesses. We believe that the principal competitive factors of a family entertainment resort include location, room rates, name recognition, reputation, the uniqueness and perceived quality of the attractions and amenities, the atmosphere and cleanliness of the attractions and amenities, the quality of the lodging accommodations, the quality of the food and beverage service, convenience, service levels and reservation systems.

A Hotel & Leisure Advisors, LLC (H&LA) survey as of January 2013 indicates that there are 131 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47 properties, 11 are Great Wolf Lodge resorts.

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

In several of our markets, there are few, if any, other family entertainment resorts featuring indoor waterparks. In certain markets, however, we compete directly with other resorts and hotels with some type of water-related activity or amenity, or indirectly with other available family entertainment options. We believe the convenience, quality and overall affordability of a stay at one of our resorts will be an attractive alternative to other potential family vacation options. Further, we believe our ability to compete effectively against other family vacation options is enhanced by our national footprint of operating resorts and the recognition of our Great Wolf Lodge brand.

We anticipate that competition within some of our markets may increase in the foreseeable future. We believe that a number of other resort operators are developing or considering the development of family entertainment resorts with indoor waterparks, which may, if and when developed, compete with our resorts.

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

As a place of public accommodation, our resorts are subject to the requirements of the Americans with Disabilities Act of 1990, as amended by the 2010 ADA Standards for Accessible Design (ADA) and other applicable federal rules and regulations, as well as state and local laws. Thus, our resorts are required to meet certain federal, state and local requirements related to access and use by disabled persons. We believe that our resorts are in compliance with the requirements currently in effect. We have evaluated the requirements of the 2010 ADA Standards for Accessible Design that became effective on March 15, 2012, and made modifications to our resorts to be in what we believe is full compliance. In the event further amendments to federal, state or local laws are made imposing more stringent requirements, we would have to comply with those amendments as well.

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

On occasion, we may elect to develop or assist in the development of properties that have had a history of industrial activities and/or historical environmental contamination. Where such opportunities arise, we engage third-party experts to evaluate the extent of contamination, the scope of any needed environmental clean-up work, and available measures (such as creation of barriers over residual contamination and deed restrictions prohibiting groundwater use or disturbance of the soil) for ensuring that planned development and future property uses will not present unacceptable human health or environmental risks or exposure to liabilities. If those environmental assessments indicate that the development opportunities are acceptable, we also work with appropriate governmental agencies and obtain their approvals of planned site clean-up, development activities, and the proposed future property uses. We followed that process in connection with the development of our Blue Harbor Resort in Sheboygan, Wisconsin (which we sold in March 2011), where the City of Sheboygan arranged for environmental clean-up work and ongoing groundwater monitoring and we agreed to the use of a barrier preventing contact with residual contamination and implementation of a deed restriction limiting site activities. To our knowledge, all work at our Sheboygan resort was conducted in accordance with requirements imposed by the Wisconsin Department of Natural Resources. Based on these efforts, we are not aware of any environmental liability or compliance concerns at our Sheboygan resort that we believe would materially adversely affect our financial condition or results of operations. It is possible, however, that our efforts did not identify all environmental conditions at the property or that environmental condition and liabilities associated with the property could change in the future.

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

Employees

As of December 31, 2012, we had approximately 300 corporate employees, including our central reservations center and CK employees, and approximately 4,600 resort-level employees, approximately 2,300 of whom were part-time employees. Unlike more seasonal resorts and attractions, we are open year-round and are able to attract and retain high quality employees throughout the year. However, we do have fewer part-time employees during the winter months. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Offices

We lease the following space:

•	Approximately 23,000 square feet of office space for our corporate headquarters office in Madison, Wisconsin;

•	Approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin;

•	Approximately 1,400 square feet of office space in Woodbridge, Virginia (this lease was terminated in January 2013);

•	Approximately 2,700 square feet of office space in Lorain, Ohio;

•	Approximately 20,000 square feet of office and warehouse space in Tillamook, Oregon (this lease was terminated in January 2013); and

•	Approximately 19,000 square feet of retail space in Myrtle Beach, South Carolina.

We believe these facilities are adequate for our current needs.

Domestic and Foreign Operations

We have derived a portion of our revenues from licensing fees, management fees, marketing fees and central reservations fees paid by the Great Wolf Lodge resort located in Niagara Falls, Ontario, Canada. During 2012, 2011 and 2010, total revenue from our U.S. operations was $313,159, $295,308 and $274,676, respectively, and total revenue from our Canadian operations was $1,919, $1,400 and $1,284, respectively. We receive no revenue from any foreign country other than Canada. We have no long-lived assets located outside of the United States.

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

Our Corporate History

We were formed in 2004 under the laws of the State of Delaware to succeed the family entertainment resort business of our predecessor companies, The Great Lakes Companies, Inc. and a number of its related entities, which we refer to collectively as Great Lakes. On May 4, 2012 we merged with K-9 Acquisition, Inc., as previously discussed.

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

Current economic conditions may adversely affect our industry, business and results of operations.

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

Our business model is highly dependent on consumer spending, and a vacation experience at one of our resorts is a discretionary expenditure for a family. Over the past five years, the slowing U.S. economy has led to a decrease in credit for consumers and a related decrease in consumer discretionary spending. This trend continued through 2012 as consumers continued to deal with several negative economic conditions that have developed over the past five years including:

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

Many of our markets have become more competitive in the past seven years, including in particular our Wisconsin Dells, Sandusky, Traverse City, Kansas City, Williamsburg, Pocono Mountains and Mason markets. We anticipate that competition within some of our markets will increase further in the foreseeable future. A number of other resort operators have announced plans to develop family entertainment resorts with indoor waterparks that may compete with some or all of our resorts. We compete for guests and for new development sites with certain of these entities that may have greater financial resources than we do and better relationships with lenders and sellers of real estate. These entities may be able to accept more risk than we can prudently manage and may have greater marketing and financial resources. Further, new or existing competitors may significantly reduce their rates, as they have in the past, or offer greater convenience, services or amenities, significantly expand or improve resorts, including the addition of “thrill rides,” in markets in which we operate. Such events could materially adversely affect our business and results of operations.

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

Since 1999, we have experienced substantial growth as we have grown from one resort to our current portfolio of 11 resorts at December 31, 2012. We intend to continue to develop additional resorts and manage additional licensed resorts owned either by joint ventures in which we have an equity interest or by third parties. Our anticipated growth could place a strain on our management, employees and operations. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our ability to compete effectively and to achieve and/or manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the loss of or failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

We provide periodic reports as a “voluntary filer” pursuant to our contractual obligations in the indenture governing the first mortgage notes, which contractual obligations may be amended without your consent.

We currently anticipate that our reporting obligations pursuant to Section 15(d) of the Exchange Act will terminate after we file this Annual Report on Form 10-K because our first mortgage notes were held by fewer than 300 persons on January 1, 2013. Notwithstanding the anticipated automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of our first mortgage notes with copies of any filed reports as a “voluntary filer” in compliance with the indenture governing the first mortgage notes. We expect that such periodic reports filed by us as a voluntary filer will comply fully with all applicable rules and regulations of the SEC. However, we could eliminate the periodic reporting covenant in the indenture governing the first mortgage notes with the consent of the holders of at least a majority of the first mortgage notes, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

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

Accidents or injuries at our resorts, particularly in our waterparks, may subject us to liability, and accidents or injuries at our resorts or at competing resorts with waterparks could adversely affect our brand and/or our safety reputation and ability to attract customers, which would harm our business, financial condition and results of operations.

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

If accidents or injuries occur at any of our resorts, we may be held liable for costs related to the injuries. We maintain insurance of the types and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but we cannot be certain that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. The liability insurance carried by Great Lakes prior to our initial public offering (IPO) in 2004 may not be adequate or available to cover any liability related to incidents occurring prior to our IPO. Our business, financial condition and results of operations would be adversely affected to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

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

Our assets and operations are concentrated in a single industry segment – family entertainment resorts. Our primary current strategy is to expand the number of our resorts and improve our existing resorts. Therefore, a downturn in the entertainment, travel or vacation industries, in general, and the family entertainment resort segment, in particular, could have an adverse effect on our business and financial condition.

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

Labor is our largest resort-level operating expense. As of December 31, 2012, we employed approximately 4,600 hourly-wage and salaried employees in our resorts. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the applicable minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including resort managers, lifeguards, waterpark maintenance professionals and resort staff. The number of qualified individuals needed to fill these positions is in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new resorts. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

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

We believe that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, this Annual Report on Form 10-K does not include an attestation of our registered public accounting firm regarding our internal controls over financial reporting.

Sustained increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

With approximately 4,900 employees, as of December 31, 2012, our profitability is substantially affected by costs of current medical benefits. In some recent years, we experienced significant increases in these costs as a result of factors beyond our control, including increases in health care costs. At least some of these factors continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, we cannot be certain that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

The rights to use the land at the Grand Mound, WA resort, which is owned by a joint venture in which we have a 49% ownership interest, are based upon the joint venture’s interest under a long-term ground lease. Pursuant to the terms of the ground lease for this resort, the joint venture is required to pay all rent due and comply with all other lessee obligations. As of December 31, 2012, the terms of this ground lease (including renewal options) is 45 years. Any pledge of the joint venture’s interest in this ground lease may also require the consent of the lessor and its lenders. As a result, the joint venture may not be able to sell, assign, transfer or convey its lessee’s interest in the resort subject to the ground lease in the future absent consent of such third parties even if such transactions may be in the best interest of the joint venture’s owners.

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

We are required to test our goodwill and other intangible assets at least yearly for impairment or when circumstances indicate that the carrying value of those assets may be impaired. We are also required to test our long-lived assets (such as resorts) when circumstances indicate that the carrying value of those assets may not be recoverable.

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

During the three months ending December 31, 2012, we determined that the carrying value of our MagiQuest brand name was impaired in light of the reduced estimated revenue for CK. Because of the reduced revenue, we performed a recoverability test of our MagiQuest brand name to determine if further assessment for potential impairment was required. Based on this analysis of undiscounted cash flows, we determined the carrying value of our MagiQuest brand name intangible asset was not recoverable. As a result, we recorded a $1,200 impairment charge for the period May 5, 2012 through December 31, 2012.

The amount of any future annual or interim asset impairment charges could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Investments in Property and Equipment.” Any operating losses resulting from impairment charges could have an adverse effect on the market price of our securities.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials. Our properties are also subject to various environmental laws and regulations that govern certain aspects of our ongoing operations. These laws and regulations control such things as the nature and volume of our wastewater discharges, quality of our water supply and our waste management practices. The costs of complying with these requirements, and of paying penalties, fines, assessments and the like related to non-compliance, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations. Specifically, the wastewater treatment plant at our Pocono Mountains resort is subject to numerous state, federal and other regulations. The cost of compliance with such regulations for penalties, remediation and other costs arising out of non compliance, can be large, as occurred in 2006 when we agreed to pay an assessment of approximately $800 and incurred other costs in excess of $1,000 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. In 2010 we incurred other costs of $458 to remediate wastewater discharges that were out of compliance with applicable permits and to prevent further out-of-compliance discharges. We had no costs as it relates to remediating the wastewater discharges in 2011. In 2012, our Poconos Mountains resort paid a $27 fine for a deficiency in our wastewater management reporting.

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

For the year ended December 31, 2012, the DSCR for this loan was 0.93. In September 2010 the loan’s master servicer implemented the lock-box cash management arrangement. That lock-box cash management arrangement currently requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses monthly to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability at December 31, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2012, the loan is not in default, and the principal balance is not due currently.

At our request, in October 2010 the loan was transferred to its special servicer.

Given operating trends and performance at the properties during 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2013 will be insignificant to our overall operations.

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

Great Wolf Resorts, Inc. has provided a $14,500 payment guarantee of the mortgage loan and related interest secured by our Concord resort. This loan requires quarterly principal payments of $125 in the first year of the loan term and $375 thereafter. The underlying cash flows from the Concord resort may not be able to satisfy the debt service obligations under the mortgage loan. In addition, the loan agreement contains various customary financial and operating debt compliance covenants, and the entity owning the Concord resort and Great Wolf Resorts, Inc. may not be able to comply with those covenants. If the borrower defaults under the loan agreement, Great Wolf Resorts, Inc. would be required to assume certain obligations under the loan, including the payment of up to $14,500 of outstanding debt amounts. While the property itself is subject to a mortgage to secure the mortgage loan, even in the event the property could be sold in a foreclosure to satisfy all or a portion of the outstanding debt, to the extent the proceeds of such sale are insufficient to satisfy the outstanding debt, we would be liable for the remaining outstanding amount.

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

We are indirectly controlled by Apollo who will be able to make important decisions about our business and capital structure.

Approximately 99.0% of the common stock of our parent is beneficially owned by investment funds affiliated with Apollo. As a result, Apollo controls our parent, which controls us, and Apollo therefore has the power to control all matters requiring approval by stockholders, including any determination with respect to a merger, a sale of all or substantially all assets, amendments to our charter, and the election of our directors. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

We own an equity interest in eight family entertainment resorts that are currently operating. Unless otherwise indicated, we own a 100% fee interest in these properties. We are organized into a single operating division. Within that operating division, we had two reportable segments in 2012:

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

•

Great Wolf Lodge of Williamsburg is located on 84 acres in Williamsburg, Virginia, of which 48 acres have been developed (2 of which are leased to another entity) and 36 acres remain undeveloped and may be subdivided and developed separately.

•

Great Wolf Lodge of the Pocono Mountains is located on 95 acres in Pocono Township, near Stroudsburg, Pennsylvania, of which 45 acres are developed and 50 acres remain undeveloped, 28 of which may be subdivided and developed separately.

•	Great Wolf Lodge of Mason is located on 39 acres in Mason, Ohio. All 39 acres of this property are developed.

•	Great Wolf Lodge of Grapevine is located on 51 acres in Grapevine, Texas, of which 30 acres are developed and 21 acres remain undeveloped, 14 of which may be subdivided and developed separately.

•	Great Wolf Lodge of Concord is located on 37 acres in Concord, North Carolina, of which 34 acres are developed and 3 acres may be subdivided and developed separately.

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

For additional information regarding our resort properties see “Item 1. Business – Property Descriptions” above.

We lease the following space at December 31, 2012:

•	Approximately 23,000 square feet of office space for our corporate headquarters office in Madison, Wisconsin;

•	Approximately 9,800 square feet of office space for our central reservations call center operations in Madison, Wisconsin;

•	Approximately 1,400 square feet of office space in Woodbridge, Virginia (this lease was terminated in January 2013);

•	Approximately 2,700 square feet of office space in Lorain, Ohio;

•	Approximately 20,000 square feet of office and warehouse space in Tillamook, Oregon (this lease was terminated in January 2013); and

•	Approximately 19,000 square feet of retail space in Myrtle Beach, South Carolina.

We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below

(with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries). The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. As of March 29, 2013, we had 1 shareholder of record.

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

The following summary consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K. The condensed consolidated statements of operations data for the periods January 1, 2012 – May 4, 2012 and May 5, 2012 – December 31, 2012 and for the years ended December 31, 2011, 2010, 2009 and 2008, are derived from our audited condensed consolidated financial statements. The financial statements for the years ended prior to 2012 have been revised as described in Note 18 to the consolidated financial statements.

Our consolidated financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•

beginning in June 2010, our CK subsidiary, which is a developer of experiential gaming products, less our noncontrolling interest through December 28, 2012, at which time CK became our wholly-owned subsidiary; and

•

our equity interests in the Wisconsin Dells and Sandusky resorts through August 2009, when we sold our minority ownership interests in those resorts, and our equity interest in the Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.

	Successor	Predecessor
	Period May 5, 2012 through December 31, 2012	Period January 1, 2012 through May 4, 2012	Year ended December 31,
			2011	2010	2009	2008
			(as revised)	(as revised)	(as revised)	(as revised)
		(Dollars in thousands)
Revenues:
Rooms	$120,963	$63,793	$174,325	$158,985	$150,565	$138,173
Food, beverage and other	64,624	33,193	92,417	87,663	77,413	69,698
Management and other fees	2,418	1,398	2,812	2,646	1,990	2,798
Management and other fees – affiliates	3,582	1,414	4,981	4,594	4,973	5,346
Other revenue from managed properties(1)	7,887	4,193	11,315	11,083	4,166	0
Other revenue from managed properties – affiliates(1)	7,712	3,901	10,858	10,989	17,132	19,826

Total revenues	207,186	107,892	296,708	275,960	256,239	235,841

Operating expenses by department:
Rooms	18,039	9,458	25,069	23,106	21,405	18,953
Food, beverage and other	51,260	26,396	72,955	67,106	62,457	56,576
Other operating expenses:
Selling, general and administrative	51,930	42,205	64,332	65,075	58,731	49,100
Selling, general and administrative – affiliates	193	0	0	0	0	0
Property operating costs	23,365	11,347	35,373	33,004	36,212	35,199
Depreciation and amortization	31,422	16,469	53,723	58,318	53,369	42,286
Impairment loss on investment in affiliates	0	0	0	0	0	18,777
Goodwill impairment	0	0	0	0	0	17,430
Asset impairment loss	1,200	0	0	18,741	0	0
Loss on disposition of property	182	47	1,513	19	255	19
Other expenses from managed properties(1)	7,887	4,193	11,315	11,083	4,166	0
Other expenses from managed properties – affiliates(1)	7,712	3,901	10,858	10,989	17,132	19,826

Total operating expenses	193,190	114,016	275,138	287,441	253,727	258,166

Net operating income (loss)	13,996	(6,124)	21,570	(11,481)	2,512	(22,325)
Gain on sale of unconsolidated affiliates	0	0	0	0	(962)	0

Investment income – affiliates	(577)	(303)	(902)	(1,088)	(1,330)	(2,187)
Interest income	(128)	(82)	(210)	(543)	(637)	(1,405)
Interest expense	26,126	16,016	47,902	45,540	33,304	26,645

Loss before income taxes and equity in unconsolidated affiliates	(11,425)	(21,755)	(25,220)	(55,390)	(27,863)	(45,378)
Income tax expense (benefit)	1,062	269	1,132	785	180	825
Equity in unconsolidated affiliates, net of tax	607	(551)	13	648	2,432	4,501

Net loss from continuing operations	(13,094)	(21,473)	(26,365)	(56,823)	(30,475)	(50,704)
Discontinued operations, net of tax	(9)	23	(6,634)	509	27,917	4,027

Net loss	(13,085)	(21,496)	(19,731)	(57,332)	(58,392)	(54,731)
Net income attributable to noncontrolling interest, net of tax	(83)	(15)	(18)	(9)	0	0

Net loss attributable to Great Wolf Resorts, Inc.	$(13,002)	$(21,481)	$(19,713)	$(57,323)	$(58,392)	$(54,731)

Other comprehensive loss, net of tax:
Net loss	$(13,085)	$(21,496)	$(19,731)	$(57,332)	$(58,392)	$(54,731)
Unrealized (gain) loss on interest rate swaps	0	0	0	0	0	(382)

Comprehensive loss	$(13,085)	$(21,496)	$(19,731)	$(57,332)	$(58,392)	$(54,349)
Comprehensive loss attributable to noncontrolling interest	(83)	(15)	(18)	(9)	0	0

Comprehensive loss attributable to Great Wolf Resorts, Inc.	$(13,002)	$(21,481)	$(19,713)	$(57,323)	$(58,392)	$(54,349)

Cash Flows:
Cash flows provided by (used in):
Operating activities	$17,678	$1,678	$28,868	$29,112	$12,215	$33,534
Investing activities	(12,503)	(5,773)	(5,013)	(4,478)	(36,659)	(144,612)
Financing activities	(4,826)	(1,897)	(27,076)	(8,559)	31,126	106,712
Balance Sheet Data (end of period):
Total assets	$881,594		$711,322	$758,623	$800,446	$834,462
Total debt	523,764		515,174	552,298	550,071	507,051
Non-GAAP financial Measures:
EBITDA(2)	$45,432	$11,198	$83,012	$47,666	$31,791	$18,181
Adjusted EBITDA(3)	$57,412	$31,321	$80,488	$68,978	$66,009	$67,567

(1)	Reflects reimbursement of payroll, benefits and costs related to the operations of properties managed by us.
(2)	EBITDA is a non-GAAP performance measure. We define EBITDA as net income (loss) attributable to Great Wolf Resorts, Inc. on a consolidated basis, adjusted to exclude the following items:

•	interest expense, net of interest income,

•	income tax expense or benefit, and

•	depreciation and amortization.

(3)	Adjusted EBITDA is a non-GAAP performance measure. We define Adjusted EBITDA as EBITDA plus:

•	non-cash employee and director compensation,

•	costs associated with early extinguishment of debt or potential capital markets transactions,

•	opening costs of projects under development,

•	equity in earnings (loss) of unconsolidated related parties,

•	gain or loss on disposition of property or investments,

•	separation payments to senior executives,

•	environmental liability costs,

•	asset impairment charges,

•	non-controlling interests,

•	acquisition-related expenses, and

•	other unusual or non-recurring items.

Our management uses EBITDA and Adjusted EBITDA: (i) as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items directly resulting from our asset base (primarily depreciation and amortization) from our operating results; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as measures in determining the value of other acquisitions and dispositions.

We believe that EBITDA and Adjusted EBITDA are operating performance measures, and not liquidity measures, that provide investors and analysts with measures of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. We also present EBITDA and Adjusted EBITDA because they are used by some investors as a way to measure our ability to incur and service debt, make capital expenditures and meet working capital requirements. We believe EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because: (i) a significant portion of our assets consists of property and equipment that are depreciated over their remaining useful lives in accordance with generally accepted accounting principles (GAAP); (ii) they are widely used in the hospitality and entertainment industries to measure operating performance without regard to items such as depreciation and amortization; and (iii) we believe they help investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of items directly resulting from our asset base (primarily depreciation and amortization) from our operating results. EBITDA and Adjusted EBITDA are measures commonly used in our industry, and we present EBITDA and Adjusted EBITDA to enhance your understanding of our operating performance. We use EBITDA and Adjusted EBITDA as criterion for evaluating our performance relative to that of our peers.

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA and Adjusted EBITDA for the periods presented (prior to the reclassification for discontinued operations):

			Year Ended December 31,
	Period May 5, 2012 through December, 31, 2012	Period January 1, 2012 through May 4, 2012	2011	2010	2009	2008
			(as revised)	(as revised)	(as revised)	(as revised)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net income (loss) attributable to Great Wolf Resorts, Inc.	$(13,002)	$(21,481)	$(19,713)	$(57,323)	$(58,392)	$(54,731)
Adjustments:
Interest expense, net of interest income	25,998	15,934	47,768	45,721	33,430	25,853
Income tax expense	1,014	276	1,134	801	375	978
Depreciation and amortization	31,422	16,469	53,823	58,467	56,378	46,081

EBITDA	45,432	11,198	83,012	47,666	31,791	18,181
Costs of resorts under development	4,789	0	0	156	6,877	6,685
Non-cash employee and director compensation	1,517	3,348	2,252	2,665	1,139	222
Loss on disposition of assets	182	47	1,513	19	255	317
Equity in loss (income) of unconsolidated affiliates	(663)	557	12	636	2,416	4,421
Net (income) loss attributable to noncontrolling interest	90	14	(19)	(9)	0	0
Separation payments	70	191	385	0	467	1,258
Gain on disposition of property included in discontinued operations	0	0	(6,667)	0	0	0
Environmental liability costs	0	0	0	(1,292)	26	276

			Year Ended December 31,
	Period May 5, 2012 through December, 31, 2012	Period January 1, 2012 through May 4, 2012	2011	2010	2009	2008
Acquisition – related costs	0	0	0	396	0	0
Impairment loss on investment in affiliates	0	0	0	0	0	18,777
Goodwill impairment	0	0	0	0	0	17,430
Gain on sale of investment	0	0	0	0	(962)	0
Merger-related costs	3,022	15,966	663	0	0	0
Professional fees	875	0	0	0	0	0
Reimbursement agreement	193	0	0	0	0	0
Creative Kingdoms acquisition costs	775	0	0	0	0	0
Asset impairment loss	1,200	0	0	18,741	24,000	0

Adjusted EBITDA	$57,482	$31,321	$81,151	$68,978	$66,009	$67,567

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is a discussion and analysis of the financial condition, results of operations and liquidity and capital resources. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” included elsewhere in this report. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” above as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report.

As described in Note 18 to the condensed consolidated financial statements, in connection with the preparation of the condensed consolidated financial statements for the second quarter of 2012, we identified an error in the manner in which deferred tax balances were calculated. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we will revise our previously issued financial statements to correct the effect of this error. This non-cash revision does not impact our operating income or cash flows for any prior period.

As a result of the May 4, 2012 merger with K-9 Acquisition, Inc., we have a Predecessor period from January 1, 2012 to May 4, 2012 and a Successor period from May 5, 2012 to December 31, 2012. In order to present Management’s Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined Predecessor and Successor periods to arrive at the year ended December 31, 2012 amounts and compared to the Predecessor year ended December 31, 2011; however, these combined results for 2012 are considered non-GAAP financial measures. The combined results for 2012 have not been prepared on a pro forma basis adjusting for merger-related items, including changes in basis that resulted from the merger. As noted below, in the combined results for 2012 those changes primarily affected selling, general and administrative expenses; depreciation and amortization of property, plant and equipment and intangible assets; and interest expense.

All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.

Overview

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

Business. We are a family entertainment resort company that provides our guests with a high-quality vacation at an affordable price. We are the largest owner, operator and developer in North America of drive-to, destination family resorts featuring indoor waterparks and other family-oriented entertainment activities. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our target customer base: families with children ranging in ages from 2 to 12 years old that live within a convenient driving distance of our resorts. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge brand name. We have entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.

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

Transactions

On May 4, 2012, the Company merged (the Merger) with K-9 Acquisition, Inc., a Delaware corporation (Merger Sub) and subsidiary of a fund managed by an affiliate of Apollo Global Management, LLC (together with its subsidiaries, Apollo), in the Merger (as discussed in Note 3 to the Consolidated Financial Statements). Although the Company continued as the same legal entity after the Merger, the Company’s capital structure changed significantly as a result of the Merger and our financial statement presentations distinguish between a “Predecessor” for periods prior to the Merger and a “Successor” for periods subsequent to the Merger. The Merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. We obtained the assistance of independent third parties in determining the fair value of certain tangible assets, identifiable intangible assets, and liabilities. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

In 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK). On December 28, 2012 we acquired the remaining 37.6% equity interest in CK. The acquisition of the noncontrolling interest was accounted for as an equity transaction, therefore no gain or loss as a result of the acquisition was recognized. Noncontrolling interest in the accumulated deficit of CK in the amount of $1,866 was reclassified to additional paid in capital. CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at all of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions.

On March 24, 2011, we sold our Blue Harbor Resort in Sheboygan, Wisconsin to Claremont New Frontier Resort LLC (Claremont) for a purchase price of $4,200, less a $540 credit for purposes of real estate property tax payments to be made by Claremont for periods after the closing. We paid $2,000 to the City of Sheboygan with respect to real estate taxes relating to the Sheboygan property and contributed $300 toward a lease termination fee payable to a tenant at the property. We continue to license the Blue Harbor Resort and related trade names to Claremont at no fee. As of March 24, 2011, we no longer operate this resort or managed the condominium units there and the related trade name has no carrying value.

Our Equity Sponsor

Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2012, Apollo and its subsidiaries had assets under management of approximately $113 billion invested in its private equity, credit and real estate businesses.

Properties. The following table presents an overview of our portfolio of resorts. As of December 31, 2012, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts. We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand.

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
(4)

Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of December 31, 2012, and each of those five properties had total revenues equal to ten percent or more of our total revenues for the period January 1 – May 4, 2012, and the period May 5 – December 31, 2012.
(5)	An affiliate of Ripley Entertainment, Inc. (Ripley), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016 for a licensing fee.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (Chehalis) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

While no standard industry definition for a family entertainment resort featuring an indoor waterpark has developed, we generally consider resorts with at least 200 rooms featuring indoor waterparks larger than 25,000 square feet, as well as a variety of water slides and other water-based attractions, to be competitive with our resorts. A Hotel & Leisure Advisors, LLC (H&LA) survey as of January 2013 indicates that there are 131 open indoor waterpark resort properties in the United States and Canada. Of the total, 47 are considered “indoor waterpark destination resorts” offering more than 30,000 square feet of indoor waterpark space. Of these 47 properties, 11 are our properties.

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

Outlook. We believe that no other operator or developer other than us has established a national portfolio of destination family entertainment resorts that feature indoor waterparks. Our resorts do, however, compete directly with other family entertainment resorts in several of our markets. We intend to continue to expand our portfolio of resorts throughout the United States and to seek out opportunities to leverage our brand and operating expertise internationally as well. The resorts we plan to develop in the future require significant industry knowledge and substantial capital resources.

Our primary business objective is to increase long-term value. We believe we can increase long-term value by executing our business and growth strategies, including:

•	expanding our brand footprint in target markets,

•	continuing innovative expansions of and enhancement to our existing resorts,

•	maximizing total resort revenues while minimizing total resort costs,

•	building upon our existing brand awareness and loyalty, and

•	expanding operations of our subsidiary Creative Kingdoms.

In attempting to execute our internal and external growth strategies, we are subject to a variety of business challenges and risks. These risks include those described under “Risk Factors – Risks Related to Our Business Activities” and “Risk Factors – Risks Related to Regulation.” We seek to meet these challenges by providing sufficient management oversight to site selection, development and resort operations; concentrating on growing and strengthening awareness of our brand and demand for our resorts; and maintaining our focus on safety.

Revenue and Key Performance Indicators. We seek to generate positive cash flows and maximize our return on invested capital from each of our owned resorts. Our rooms revenue represents sales to guests of room nights at our resorts and is the largest contributor to our cash flows and earnings before interest, taxes, depreciation and amortization, (EBITDA). Rooms revenue accounted for approximately 67% of our total consolidated resort revenue for the year ended December 31, 2012. We employ sales and marketing efforts to increase overall demand for rooms at our resorts. We seek to optimize the relationship between room rates and occupancies through the use of yield management techniques that attempt to project demand in order to selectively increase room rates during peak demand. These techniques are designed to assist us in managing our higher occupancy nights to achieve maximum rooms revenue and include such practices as:

•	monitoring our historical trends for occupancy and estimating our high occupancy nights,

•	offering the highest discounts to previous guests in off-peak periods to build guest loyalty and enhance our ability to charge higher rates in peak periods,

•	structuring rates to allow us to offer our previous guests the best rate while simultaneously working with a promotional partner or offering internet specials,

•	monitoring sales of room types daily to evaluate the effectiveness of offered discounts, and

•	offering specials on standard suites and yielding better rates on larger suites when standard suites sell out.

In addition, we seek to maximize the amount of time and money spent on-site by our guests by providing a variety of revenue-generating amenities.

We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR;

•	total revenue per occupied room, or Total RevPOR;

•	total revenue per available room, or Total RevPAR;

•	non-rooms revenue per occupied room;

•	earnings before interest, taxes, depreciation and amortization, or EBITDA; and

•	EBITDA adjusted for certain items, or Adjusted EBITDA.

Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations and are calculated as follows:

•	Occupancy is calculated by dividing total occupied rooms by total available rooms.

•	ADR is calculated by dividing total rooms revenue by total occupied rooms.

•	RevPAR is the product of occupancy and ADR.

Total RevPOR, Total RevPAR and non-rooms revenue per occupied room are calculated as follows:

•	Total RevPOR is calculated by dividing total revenue by total occupied rooms.

•	Total RevPAR is calculated by dividing total revenue by total available rooms.

•	Non-rooms revenue per occupied room is calculated by taking the difference between Total RevPOR and ADR.

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies. ADR allows us to measure the effectiveness of our yield management strategies. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. We consider Total RevPOR and Total RevPAR to be key performance indicators for our business because we derive a significant portion of our revenue from food and beverage and other amenities. For the year ended December 31, 2012, approximately 33% of our total consolidated resort revenues consisted of non-rooms revenue.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operating is based on our consolidated financial statements, which are prepared in accordance with GAAP. As discussed in Note 18 to the consolidated financial statements, the consolidated financial statements as of December 31, 2011, and 2010 have been revised. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unconsolidated financial statements, as well as revenue and expenses during reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Goodwill – The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The first step of the quantitative impairment test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized. We determine our reporting units’ fair values using a discounted cash flow model.

We base our fair value estimates on projected financial information which we believe to be reasonable. There are inherent assumptions and estimates used in developing future cash flows requiring management’s judgment. In applying these judgments and estimates to the analysis of the carrying value of our intangible assets we consider projected revenues, EBITDA, the cost of capital, and royalty rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. Actual future results may differ from those projections, and those differences may be material. These changes can result in future impairments.

As part of our annual impairment analysis, we concluded that certain reporting units may become impaired in future periods. The amount of any impairment is dependent on the performance of the resort which is dependent upon a number of variables which cannot be predicted with certainty.

In connection with the acquisition of the majority interest in Creative Kingdoms, LLC (CK) in 2010, we recorded $1,365 of goodwill. In 2012 in connection with the Merger, we recorded $124,435 of goodwill as part of purchase accounting.

Balance as of January 1, 2011 (Predecessor)
Goodwill recorded related to the acquisition of the majority interest in CK	$1,365

Balance as of December 31, 2011 and May 4, 2012 (Predecessor)	$1,365
Goodwill removed as a result of the Merger	(1,365)
Goodwill recorded related to the Merger	124,435

Balance as of December 31, 2012 (Successor)	$124,435

Noncontrolling Interests – We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statement of operations. CK was a consolidated subsidiary with a noncontrolling interest through December 28, 2012, at which time we purchased the noncontrolling interest.

Acquisition Accounting – We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Investments in Property and Equipment – We record investments in property and equipment at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	20-45 years
Fixtures and equipment, including waterpark equipment	3-15 years

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

Intangibles – Our intangible assets consist of the value of our brand name, management contracts and patented and unpatented technologies. A summary of our intangibles is as follows:

	Successor December 31, 2012	Predecessor December 31, 2011
Brand name	$39,600	$23,829
Management contracts, net of amortization	7,844	0
Patented and unpatented technologies	0	1,481

	$47,444	$25,310

The brand name intangible asset has an indefinite useful life. We do not amortize the brand name intangible, but instead test for possible impairment at least annually or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.

Investments in Affiliates – When circumstances, such as adverse market conditions, indicate that the carrying value of our investments in affiliates may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. To test investment in affiliates for impairment, we compare the fair value of the investment in affiliates with its carrying amount. If the fair value of the investment in affiliates is less than its carrying value, an impairment loss is recognized. Any impairment losses are recorded as operating expenses, which reduce net income. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these assets.

We do not believe current circumstances indicate that the carrying value of our minority investment in the joint venture that owns our Grand Mound resort may be impaired. The carrying value of our 49% interest in our joint venture that owns the Great Wolf Lodge in Grand Mound was $24,425 as of December 31, 2012.

Accounting for Income Taxes – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

As of December 31, 2012 and 2011, we recorded valuation allowances of $72,979 and $67,321, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

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

	Year Ended December 31,
	2012	2011	2010
	Successor/ Predecessor	(As revised) Predecessor	(As revised) Predecessor
Net income (loss) attributable to Great Wolf Resorts, Inc.	$(34,483)	$(19,713)	$(57,323)
Adjustments:
Interest expense, net of interest income	41,932	47,768	45,721
Income tax expense	1,290	1,134	801
Depreciation and amortization	47,891	53,823	58,467

EBITDA	56,630	83,012	47,666
Costs of resorts under development	4,789	0	156
Non-cash employee and director compensation	4,865	2,252	2,665
Loss on disposition of assets	229	1,513	19
Equity in loss (income) of unconsolidated affiliates	(106)	12	636
Net (income) loss attributable to noncontrolling interest	104	(19)	(9)
Separation payments	261	385	0
Gain on disposition of property included in discontinued operations	0	(6,667)	0
Environmental liability costs	0	0	(1,292)
Acquisition – related costs	0	0	396
Merger-related costs	18,988	663	0
Professional fees	875	0	0
Reimbursement agreement	193	0	0
Creative Kingdoms acquisition costs	775	0	0

	Year Ended December 31,
	2012	2011	2010
Asset impairment loss	1,200	0	18,741

Adjusted EBITDA	$88,803	$81,151	$68,978

Results of Operations

General

Our financial information includes:

•	our subsidiary entity that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	beginning in June 2010, our CK subsidiary which is a developer of experiential gaming products; and

•	our equity interest in Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.

Revenues. Our revenues consist of:

•	lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts;

•	revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues;

•	management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and

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

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

The following table shows key operating statistics for our resorts for the years ended December 31, 2012 and 2011:

	Same Store Comparison(a)
			Increase
	Successor/
	Predecessor	Predecessor
	2012	2011	$	%
Occupancy	66.4%	63.3%	N/A	4.9%
ADR	$261.55	$260.10	$1.45	0.6%
RevPAR	$173.69	$164.58	$9.11	5.5%
Total RevPOR	$399.30	$395.18	$4.12	1.0%
Total RevPAR	$265.17	$250.05	$15.12	6.0%
Non-rooms revenue per occupied room	$137.75	$135.08	$2.67	2.0%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2012 and 2011.

The positive changes in key operating statistics for the year ended December 31, 2012, compared to the year ended December 31, 2011, are due to an increase in overall consumer demand for our properties.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Successor/
	Predecessor	Predecessor
	2012	(As revised) 2011	Increase (Decrease)
Revenues	$315,078	$296,708	$18,370
Operating expenses:
Departmental operating expenses	105,153	98,024	7,129
Selling, general and administrative	94,135	64,332	29,803
Depreciation and amortization	47,891	53,723	(5,832)
Asset impairment loss	1,200	—	1,200
Loss on disposition of assets	229	1,513	(1,284)
Net operating income (loss)	7,872	21,570	(13,698)
Interest expense, net of interest income	41,932	47,692	(5,760)
Discontinued operations, net of tax	14	(6,634)	6,648
Net loss attributable to Great Wolf Resorts, Inc.	(34,483)	(19,713)	(14,770)

Revenues. Total revenues increased due to an increase in consumer demand for our properties.

Operating expenses.

•	Departmental operating expenses increased by $7,129 during the year ended December 31, 2012, as compared to the year ended December 31, 2011, related primarily to our increase in revenues.

•

Selling, general and administrative expenses increased by $29,803 during the year ended December 31, 2012, as compared to the year ended December 31, 2011, due primarily due to non-recurring expenses related to the Merger transaction.

•

Total depreciation and amortization decreased for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to changes in depreciation and amortization as a result of fair value adjustments from the Merger transaction.

•	Asset impairment loss is due to an impairment loss incurred by one of our entities during the year ended December 31, 2012. There is no similar loss during the year ended December 31, 2011.

•

Loss on disposition of assets decreased primarily due to a loss incurred by one of our entities during the year ended December 31, 2011. There was no similar loss during the year ended December 31, 2012.

Net operating income. During the year ended December 31, 2012, we had net operating income of $7,872 as compared to net operating income, of $21,570 for the year ended December 31, 2011.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. increased primarily due to a decrease in net operating income of $13,698 and there being no gain recorded in discontinued operations in the year ended December 31, 2012 as there was in the year ended December 31, 2011. These changes were partially offset by a decrease in interest expense, net of interest income, of $5,760, which was primarily due to effects of recording purchase accounting adjustments related to the Merger transaction.

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

The following table shows key operating statistics for our resorts for the years ended December 31, 2011 and 2010:

	All Properties	Same Store Comparison(a)
				Increase (Decrease)
	Predecessor	Predecessor	Predecessor
	2011	2011	2010	$	%
Occupancy	63.0%	63.3%	59.7%	N/A	6.0%
ADR	$259.52	$260.10	$252.30	$7.80	3.1%
RevPAR	$163.51	$164.58	$150.60	$13.98	9.3%
Total RevPOR	$394.64	$395.18	$387.83	$7.35	1.9%
Total RevPAR	$248.65	$250.05	$231.50	$18.55	8.0%
Non-rooms revenue per occupied room	$135.12	$135.08	$135.53	$(0.45)	(0.3)%

(a)	Same store comparison includes properties that were open for the full periods and with comparable number of rooms in 2011 and 2010 (that is, all properties other than our Blue Harbor Resort in Sheboygan, WI).

The positive changes in key operating statistics for the year ended December 31, 2011, compared to the year ended December 31, 2010, appear to be the result of an increase in overall consumer demand for our properties.

Presented below are selected amounts from our consolidated statements of operations for the years ended December 31, 2011 and 2010:

	Predecessor	Predecessor
	(As revised) 2011	(As revised) 2010	Increase (Decrease)
Revenues	$296,708	$275,960	$20,748
Operating expenses:
Departmental operating expenses	98,024	90,212	7,812
Property operating costs	35,373	33,004	2,369
Depreciation and amortization	53,723	58,318	(4,595)
Asset impairment loss	—	18,741	(18,741)
Loss on disposition of assets	1,513	19	1,494
Net operating income (loss)	21,570	(11,481)	33,051
Interest expense, net of interest income	47,692	44,997	2,695
Discontinued operations, net of tax	(6,634)	509	(7,143)
Net loss attributable to Great Wolf Resorts, Inc.	(19,713)	(57,323)	37,610

Revenues. Total revenues increased due to the following:

•	An increase in consumer demand for our properties; and

•	The inclusion of CK as a consolidated subsidiary for a full twelve months in 2011 following our acquisition of a 62.4% equity interest in June 2010.

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

•

Total depreciation and amortization decreased, primarily due to a smaller write-off of unamortized debt issuance costs during the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2012, we wrote off $1,850 of unamortized debt issuance costs related to our Concord loan that we refinanced. During the year ended December 31, 2010 we wrote off $3,500 related to our then-

existing Williamsburg, Mason and Grapevine loans that were repaid with the net proceeds of the first mortgage notes.

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

These increases were partially offset by an increase in net interest expense of $2,695, mainly due to interest expense related to our first mortgage notes issued in April 2010.

Segments

We have two reportable segments:

•	resort ownership/operation – aggregated operating results derived from our consolidated owned resorts; and

•	resort third-party management/licensing – aggregated operating results derived from management, license and other related fees from unconsolidated managed resorts;

See our Segments section in our Summary of Significant Accounting Policies, in Note 16 to our consolidated financial statements.

	Year Ended December 31,			Increase (Decrease)
	Successor/
	Predecessor	Predecessor	Predecessor	2012 – 2011	2011 – 2010
	2012	2011	2010

Resort Ownership/Operation
Revenues	$278,077	$260,585	$240,346	$17,492	$20,239
EBITDA	76,027	75,371	40,561	656	34,810
Resort Third-Party Management/Licensing
Revenues	32,505	29,966	29,312	2,539	654
EBITDA	8,812	7,793	7,240	1,019	553
Other
Revenues	4,496	6,157	6,302	(1,661)	(145)
EBITDA	(28,209)	(152)	(135)	(28,057)	(17)

The Other items in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in Resort Ownership/Operation or Resort Third-Party Management/License segments. For the period May 5, 2012 through December 31, 2012 Other EBITDA includes $1,200 for an asset impairment loss. In 2010 Resort Ownership/Operation EBITDA includes $18,741 for an asset impairment loss.

For a reconciliation of consolidated EBITDA for each of the periods presented, see the table included in the “Non-GAAP Financial Measures” section.

Liquidity and Capital Resources

As of December 31, 2012, we had total indebtedness of $515,059, summarized as follows:

	Carrying Value		Principal Amounts
	Successor	Predecessor	Successor
	December 31, 2012	December 31, 2011	December 31, 2012
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$62,215	$65,591	$63,845
Pocono Mountains mortgage loan	93,114	93,015	91,692
Concord mortgage loan	49,158	54,055	48,977
First mortgage notes (net of discount of $8,046 as of December 31, 2011)	258,293	221,954	230,000
Other Long-Term Debt:
Junior subordinated debentures	60,984	80,545	80,545
Other	0	14	0

	523,764	515,174	515,059
Less current portion of long-term debt	(66,768)	(67,678)	(66,768)

Total long-term debt	$456,996	$447,496	$448,291

The carrying value amounts as of December 31, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date (see Note 3 to the Consolidated Financial Statements). We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of December 31, 2012 was $8,705.

Traverse City/Kansas City Mortgage Loan – This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2012.

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

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the year ended December 31, 2012, the DSCR was below 1.35.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of December 31, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2012, the loan is not in default, and the principal balance is not due currently.

Given operating trends and performance at the properties during 2011 and 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2013 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2013 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan – This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2012.

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

Concord Mortgage Loan – This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at December 31, 2012). This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter. The loan was amended in March 2012 to extend the maturity to December 31, 2016.

As part of the loan agreement, if the Concord resort does not achieve certain financial performance thresholds the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $14,500 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2012.

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

First Mortgage Notes – In April 2010, we completed, in a private placement followed by a registered exchange offer, an offering of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes. Prior to the Merger, we were amortizing the discount over the life of the Notes using the straight-line method, which approximated the effective interest method. As part of the acquisition method of accounting done in conjunction with the Merger, the Notes were recorded at fair value.

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

Junior Subordinated Debentures – In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,550 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

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

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust that is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through July 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in July 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

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

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III, Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary, issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter (effective rate of 5.81% at December 31, 2012). The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities – Future principal maturities on long-term debt are as follows:

Through December 31,
2013	$4,806
2014	5,029
2015	63,058
2016	46,173
2017	344,443
Thereafter	51,550

Total	$515,059

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of December 31, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,882 in 2013, $2,015 in 2014, and $59,948 in 2015.

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

Long-Term Liquidity Requirements

Our long-term liquidity requirements generally consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months:

•	scheduled debt maturities, potentially including a portion of debt maturities of our unconsolidated subsidiary;

•	costs associated with the development of new resorts;

•	renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and

•	capital contributions and loans to unconsolidated joint ventures.

We expect to meet these needs through a combination of:

•	existing working capital,

•	cash provided by operations,

•	proceeds from investing activities, and

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

Other than debt maturities, our largest long-term liquidity requirements are expected to be for capital expenditures for our existing resorts, capital expenditures for development of future resorts, and capital contribution or loans to existing joint ventures or joint ventures owning resorts under construction or development. Expenditures related to capital expenditures for our existing resorts were $10,571 for the year ended December 31, 2012.

Off Balance Sheet Arrangements

As of December 31, 2012, we have one unconsolidated joint venture arrangement with The Confederated Tribes of the Chehalis Reservation with respect to the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. We account for the joint venture using the equity method of accounting. See Note 4 to the consolidated financial statements of the Company.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payment Terms
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations(1)	$659,227	$39,931	$133,807	$433,939	$51,550
Operating lease obligations	3,956	1,013	1,732	1,211	0
Reserve on unrecognized tax benefits(2)	1,298	—	—	—	1,298

Total	$664,481	$40,944	$135,539	$435,150	$52,848

(1)	Amounts include interest (for fixed rate debt) and principal.
(2)	We have not identified the corresponding payment terms on the unrecognized tax benefits as we are unable to do so at this time.

If we develop future resorts where we are the majority owner, we expect to incur significant additional debt and construction contract obligations.

Working Capital

We had $28,124 of available cash and cash equivalents and a working capital deficit of $61,054 (current assets less current liabilities) at December 31, 2012, compared to the $33,767 of available cash and cash equivalents and a working capital deficit of $63,403 at December 31, 2011. The primary reasons for the working capital deficit as of December 31, 2012 and December 31, 2011 is the classification of our Traverse City/Kansas City mortgage loan (principal balance of $63,845 as of December 31, 2012) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2012, the loan is not in default, and the principal balance is not currently due.

Cash Flows

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Increase/ (Decrease)
Net cash provided by operating activities	$19,356	$28,868	$(9,512)
Net cash used in investing activities	(18,276)	(5,013)	(13,263)
Net cash used in financing activities	(6,723)	(27,076)	20,353

Operating Activities. The decrease in net cash provided by operating activities resulted primarily from an increase in net loss and accounts receivable and other assets, which is partially offset by an increase in accounts payable, accrued expenses and other liabilities during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2012, as compared to the year ended December 31, 2011, resulted primarily from the proceeds received from our sale of our Sheboygan resort during the year ended December 31, 2011 and an increase in restricted cash related to escrow activity, in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Financing Activities. The decrease in net cash used in financing activities resulted primarily from a decrease in principal payments on long term debt as it relates to our Concord loan during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease is also due to us receiving a capital contribution in connection with the Merger during the year ended December 31, 2012. No similar capital contribution was received during the year ended December 31, 2011. These decreases are partially offset by an increase due to distributions made to the noncontrolling investors relating to the CK acquisition. There was no similar distributions for the year ended December 31, 2011.

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

As of December 31, 2012, the total carrying value of our indebtedness was $523,764, of which $515,059 is the principal amount due to third parties. The carrying amounts as of December 31, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date. We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. Our indebtedness consisted of:

•

$62,215 of fixed rate debt secured by two of our resorts, of which $63,845 is the principal amount due to a third party. This debt bears interest at a face rate of 6.96%. This loan matures in January 2015.

•

$93,114 of fixed rate debt secured by one of our resorts, of which $91,692 is the principal amount due to a third party. This debt bears interest at a face rate of 6.10%. This loan matures in January 2017.

•

$49,158 of variable rate debt secured by one of our resorts, of which $48,977 is the principal amount due to a third party. This debt bears interest at a floating annual rate of LIBOR plus a spread of 500 basis points, with a minimum face rate of 6.00% per annum. The effective face rate was 6.00% at December 31, 2012. This loan matures in December 2016.

•

$258,293 of Notes that are secured by first priority liens on three of our resorts, of which $230,000 is the principal amount due to third parties. The Notes bear interest at a face rate of 10.875%. The Notes are due April 2017.

•

$35,393 of subordinated notes, of which $51,550 is the principal amount due to third parties. The notes bear interest at a fixed face rate of 7.80% through March 2015 and then at a floating rate of LIBOR plus 310 basis points thereafter. The securities mature in March 2035.

•

$25,591 of subordinated notes, of which $28,995 is the principal amount due to third parties. The notes bear interest at a fixed face rate of 7.90% through July 2012 and then at a floating rate of LIBOR plus 550 basis points thereafter. The effective rate was 5.81% at December 31, 2012. The securities mature in July 2017.

As of December 31, 2012, we estimate the total fair value of the indebtedness described above to be approximately equal to their total carrying values.

If LIBOR were to increase by 1% or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $290 annually, based on our debt balances outstanding and current interest rates in effect as of December 31, 2012. If LIBOR were to decrease by 1% or 100 basis points, the decrease in interest expense on our variable rate debt would be approximately $290 annually, based on our debt balances outstanding as of December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Page No.
Consolidated Financial Statements of Great Wolf Resorts, Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2012 and 2011	68
Consolidated Statements of Operations for the periods January 1, 2012 through May 4, 2012 and May 5, 2012 through December 31, 2012 and the years ended December 31, 2011 and 2010	70
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010	71
Consolidated Statements of Cash Flows for the periods January 1, 2012 through May 4, 2012 and May 5, 2012 through December 31, 2012 and the years ended December 31, 2011 and 2010	73
Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Great Wolf Resorts, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, equity, and cash flows present fairly, in all material respects, the financial position of Great Wolf Resorts, Inc. and its subsidiaries (the Successor) at December 31, 2012, and the results of its operations and its cash flows in the period beginning May 5, 2012 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

March 28, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Great Wolf Resorts, Inc.:

In our opinion, the accompanying consolidated statements of operations, equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Great Wolf Resorts, Inc. and its subsidiaries’ (the Predecessor) in the period beginning January 1, 2012 through May 4, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We also have audited the adjustments to revise the 2011 and 2010 consolidated financial statements to correct an error, as described in Note 18. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 and 2010consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 and 2010 consolidated financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Great Wolf Resorts, Inc.

We have audited, before the effects of the adjustments for the correction of the immaterial error described in Note 18, the consolidated balance sheet of Great Wolf Resorts, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 (the 2011 consolidated financial statements before the effects of the adjustments discussed in Note 18 are not presented herein). These 2011 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2011 consolidated financial statements referred to above, which are before the effects of the adjustments for the correction of the immaterial error described in Note 18, present fairly, in all material respects, the financial position of Great Wolf Resorts, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the immaterial error described in Note 18, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

February 23, 2012

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2012	2011
		(as revised)
	Successor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$28,124	$33,767
Restricted cash	4,159	2,973
Escrows	7,022	2,618
Accounts receivable, net of allowance for doubtful accounts of $0 and $5	7,620	3,660
Accounts receivable – affiliates	5,145	3,243
Inventory	7,203	7,570
Other current assets	4,284	3,239

Total current assets	63,557	57,070
Property and equipment, net	615,055	576,262
Investment in and advances to affiliates	25,697	24,311
Other assets	5,406	20,556
Goodwill	124,435	1,365
Intangible assets	47,444	25,310

Total assets	$881,594	$704,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$66,768	$67,678
Accounts payable	7,459	5,301
Accounts payable – affiliates	1,741	27
Accrued interest payable	7,858	8,012
Accrued expenses	23,888	24,211
Advance deposits	8,360	7,715
Gift certificates payable	6,882	7,051
Other current liabilities	1,655	478

Total current liabilities	124,611	120,473
Mortgage debt	396,012	366,951
Other long-term debt	60,984	80,545
Deferred tax liability	43,713	11,907
Deferred compensation liability	2,164	1,502

Total liabilities	627,484	581,378
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock, $0.01 par value, 1,000 and 250,000,000 shares authorized at December 31, 2012 and 2011; 200 and 32,470,524 shares issued and outstanding at December 31, 2012 and 2011	—	325
Preferred stock, $0.01 par value, 0 and 10,000,000 shares authorized at December 31, 2012 and 2011; no shares issued or outstanding at December 31, 2011	—	—
Additional paid-in capital	267,112	404,714
Accumulated deficit	(13,002)	(281,314)
Deferred compensation	—	(200)

Total Great Wolf Resorts stockholders’ equity	254,110	123,525
Noncontrolling interest	—	(29)

	December 31,
	2012	2011

Total equity	254,110	123,496

Total liabilities and stockholders’ equity	$881,594	$704,874

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor	Predecessor	Predecessor
	Period May 5, 2012 through December 31,	Period January 1, 2012 through May 4,	Year ended December 31,
	2012	2012	2011	2010
			(as revised)	(as revised)
Revenues:
Rooms	$120,963	$63,793	$174,325	$158,985
Food and beverage	33,471	17,273	46,507	44,434
Other	31,153	15,920	45,910	43,229
Management and other fees	2,418	1,398	2,812	2,646
Management and other fees – affiliates	3,582	1,414	4,981	4,594

	191,587	99,798	274,535	253,888
Other revenue from managed properties	7,887	4,193	11,315	11,083
Other revenue from managed properties – affiliates	7,712	3,901	10,858	10,989

Total revenues	207,186	107,892	296,708	275,960

Operating expenses by department:
Rooms	18,039	9,458	25,069	23,106
Food and beverage	24,931	12,946	35,492	33,172
Other	26,329	13,450	37,463	33,934
Other operating expenses:
Selling, general and administrative	51,930	42,205	64,332	65,075
Selling, general and administrative – affiliates	193	0	0	0
Property operating costs	23,365	11,347	35,373	33,004
Depreciation and amortization	31,422	16,469	53,723	58,318
Asset impairment loss	1,200	0	0	18,741
Loss on disposition of assets	182	47	1,513	19

	177,591	105,922	252,965	265,369
Other expenses from managed properties	7,887	4,193	11,315	11,083
Other expenses from managed properties – affiliates	7,712	3,901	10,858	10,989

Total operating expenses	193,190	114,016	275,138	287,441

Net operating income (loss)	13,996	(6,124)	21,570	(11,481)
Investment income – affiliates	(577)	(303)	(902)	(1,088)
Interest income	(128)	(82)	(210)	(543)
Interest expense	26,126	16,016	47,902	45,540

Loss from continuing operations before income taxes and equity in unconsolidated affiliates	(11,425)	(21,755)	(25,220)	(55,390)

Income tax expense	1,062	269	1,132	785
Equity in unconsolidated affiliates, net of tax	607	(551)	13	648

Net loss from continuing operations	(13,094)	(21,473)	(26,365)	(56,823)
Discontinued operations, net of tax	(9)	23	(6,634)	509

Net loss	(13,085)	(21,496)	(19,731)	(57,332)
Net income attributable to noncontrolling interest, net of tax	(83)	(15)	(18)	(9)

Net loss attributable to Great Wolf Resorts, Inc.	$(13,002)	$(21,481)	$(19,713)	$(57,323)

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Noncontrolling Interest	Total Equity
Predecessor:
Balance, January 1, 2010, as revised	31,278,889	$313	$400,930	$(204,278)	$(200)	$—	$196,765
Issuance of equity shares under the stock-based compensation plan	1,060,236	10	0	0	0	0	10
Stock-based compensation	0	0	2,022	0	0	0	2,022
Net loss attributable to Great Wolf Resorts, Inc., as revised	0	0	0	(57,323)	0	(9)	(57,332)

Balance, December 31, 2010, as revised	32,339,125	323	402,952	(261,601)	(200)	(9)	141,465
Issuance of equity shares under the stock-based compensation plan	131,399	2	0	0	0	0	2
Stock-based compensation	0	0	1,762	0	0	0	1,762
Other	0	0	0	0	0	(2)	(2)
Net loss, as revised	0	0	0	(19,713)	0	(18)	(19,731)

Balance, December 31, 2011, as revised	32,470,524	325	404,714	(281,314)	(200)	(29)	123,496
Issuance of equity shares under the stock-based compensation plan	915,766	9	0	0	0	0	9
Issuance of Top-Up shares	66,751,948	667	0	0	0	0	667
Stock-based compensation	0	0	2,696	0	0	0	2,696
Sale of common stock – deferred compensation plan	0	0	(200)	0	200	0	0
Net loss	0	0	0	(21,481)	0	(15)	(21,496)

Balance, May 4, 2012	100,138,238	1,001	407,210	(302,795)	0	(44)	105,372

Successor:
Purchase accounting adjustments	(100,138,238)	(1,001)	(407,210)	302,795	0	44	(105,372)
Issuance of stock related to Merger	200	0	262,773	0	0	0	262,773
Stock-based compensation	0	0	1,465	0	0	0	1,465
Capital contributions	0	0	1,091	0	0	0	1,091
Purchase of noncontrolling interest	0	0	1,783	0	0	83	1,866
Net loss	0	0	0	(13,002)	0	(83)	(13,085)

Balance, December 31, 2012	200	$0	$267,112	$(13,002)	$0	$0	$254,110

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor	Predecessor
	Period May 5, 2012 through December 31,	Period January 1, 2012 through May 4,	Year ended December 31,
	2012	2012	2011	2010
			(as revised)	(as revised)
Operating activities:
Net loss	$(13,085)	$(21,496)	$(19,731)	$(57,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,422	16,469	53,823	58,467
Bad debt expense	132	26	29	226
Amortization of debt fair value	(3,279)	0	0	0
Asset impairment loss	1,200	0	0	18,741
Write off of development costs	4,749	0	0	0
Non-cash employee compensation and professional fees expense	1,518	3,348	2,252	2,664
Loss on disposition of assets	182	47	1,513	18
Gain on disposition of property included in discontinued operations	0	0	(6,667)	0
Equity in income (losses) of unconsolidated affiliates	663	(559)	13	639
Deferred tax expense (benefit)	462	73	208	(94)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(7,286)	103	(1,520)	(1,138)
Accounts payable, accrued expenses and other liabilities	1,000	3,667	(1,052)	6,921

Net cash provided by operating activities	17,678	1,678	28,868	29,112

Investing activities:
Capital expenditures for property and equipment	(8,334)	(2,237)	(9,323)	(8,683)
Loan repayment from unconsolidated affiliate	0	0	807	1,715
Investment in unconsolidated affiliates	(460)	0	0	0
Investment in development	(58)	(75)	(422)	(517)
Proceeds from the sale of a discontinued operation	0	0	4,200	0
Proceeds from sale of assets	0	3	2	19
Cash acquired in acquisition of Creative Kingdoms, LLC	0	0	0	324
Purchase of minority interest	(1,525)	0	0	0
(Increase) decrease in restricted cash and escrows	(2,126)	(3,464)	(277)	2,664

Net cash used in investing activities	(12,503)	(5,773)	(5,013)	(4,478)

Financing activities:
Principal payments on long-term debt	(5,857)	(1,777)	(81,561)	(217,110)
Proceeds from issuance of long-term debt	0	0	56,000	219,337
Payment of loan costs	(60)	(120)	(1,515)	(10,786)
Capital contributions	1,091	0	0	0

Net cash used in financing activities	(4,826)	(1,897)	(27,076)	(8,559)

Net increase (decrease) in cash and cash equivalents	349	(5,992)	(3,221)	16,075
Cash and cash equivalents, beginning of year	27,775	33,767	36,988	20,913

Cash and cash equivalents, end of year	$28,124	$27,775	$33,767	$36,988

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$24,549	$20,499	$48,502	$40,904
Cash paid for income taxes, net of refunds	$488	$211	$702	$549
Non-cash items:
Construction in process accruals	$41	$0	$0	$0
Loan cost accruals	$0	$0	$0	$679
Conversion of note receivable and accrued interest to equity investment	$0	$0	$0	$9,963
Transfer of fixed assets to inventory	$0	$0	$1,883	$0
Conversion of intangible assets to investment in affiliate	$1,379	$0	$0	$0
Investment in unconsolidated affiliate	$460	$0	$0	$0

See accompanying notes to consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we” and “our” are used in this report to refer to Great Wolf Resorts, Inc.® and its consolidated subsidiaries.

Business Summary

We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to destination family resorts featuring indoor waterparks and other family-oriented entertainment activities. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our primary target customer base: families with children ranging in ages from 2 to 12 years old that live within a convenient driving distance of our resorts. Several of our resorts have significant meeting space or conference centers, allowing us to also attract groups in addition to our leisure guests. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge® brand name. We own and operate several of the resorts in our portfolio; we have also entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.

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

On May 4, 2012, the Company merged (the Merger) with K-9 Acquisition, Inc., a Delaware corporation (Merger Sub) and subsidiary of a fund managed by an affiliate of Apollo Global Management, LLC (together with its subsidiaries, Apollo), in the Merger (as discussed in Note 3 below). Although the Company continued as the same legal entity after the Merger, the Company’s capital structure changed significantly as a result of the Merger and our financial statement presentations distinguish between a “Predecessor” for periods prior to the Merger and a “Successor” for periods subsequent to the Merger. The Merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. We obtained the assistance of independent third parties in determining the fair value of certain tangible assets, identifiable intangible assets, and liabilities. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

In 2010, we acquired a 62.4% equity interest in Creative Kingdoms (CK). On December 28, 2012 we acquired the remaining 37.6% equity interest in CK. The acquisition of the noncontrolling interest was accounted for as an equity transaction, therefore no gain or loss as a result of the acquisition was recognized. Noncontrolling interest in the accumulated deficit of CK in the amount of $1,866 was reclassified to additional paid in capital. CK is a developer of experiential gaming products including MagiQuest®, an interactive game attraction available at all of our resorts. CK also owns or has sold to other parties several stand-alone MagiQuest facilities or similar attractions. The following table presents an overview of our portfolio of resorts. As of December 31, 2012, we operated, managed and/or were party to licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts (our signature Northwoods-themed resorts). We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand, but we may operate and/or enter into licensing arrangements with other resorts using different brands in appropriate markets.

On March 24, 2011, we sold our Blue Harbor Resort in Sheboygan, WI. We continue to license the Blue Harbor Resort and related trade names to the buyer at no fee. As of March 24, 2011, we no longer operate this resort or manage the condominium units there.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications – Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

•	On our consolidated balance sheets we have classified restricted cash on a separate line, it was previously included in other current assets; and

•	On our consolidated balance sheets we have classified gift certificates payable on a separate line, it was previously included in other current liabilities.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when acquired. Cash is invested with federally insured institutions that are members of the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution, the FDIC or any other government agency. Cash and cash equivalents does not include cash escrowed under loan agreements, cash that is held by a loan servicer under a lock-box arrangement, or cash restricted in connection with deferred compensation payable.

Accounts Receivable – Accounts receivable primarily represents receivables from resort guests who occupy rooms and utilize resort amenities. We provide an allowance for doubtful accounts when we determine that it is more likely than not a specific account will not be collected. Bad debt expense for the period January 1, 2012 through May 4, 2012, the period May 5, 2012 through December 31, 2012, and the years ended December 31, 2011, and 2010 was $26, $132, $29, and $226,

respectively. Writeoffs of accounts receivable for the period January 1, 2012 through May 4, 2012, the period May 5, 2012 through December 31, 2012, and for the years ended December 31, 2011, and 2010 were $26, $127, $21, and $138, respectively.

Inventory – Inventories are comprised primarily of retail and food and beverage inventories and are recorded at the lower of cost or an average cost basis or market.

Property and Equipment – Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings and improvements	20-45 years
Fixtures and equipment, including waterpark equipment	3-15 years

We periodically review the estimated useful lives we have assigned to our depreciable assets to determine whether those useful lives are reasonable and appropriate.

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance expenditures are expensed as incurred. Construction in process includes costs such as site work, permitting and construction related to resorts under development. Interest is capitalized on construction in process balances during the construction period. We had no capitalized interest for the years ended December 31, 2012 and 2011.

Loan Fees – Loan fees are capitalized and amortized over the term of the loan using a method that approximates the effective interest method. Loan fees, net of accumulated amortization, were $31 and $10,305 as of December 31, 2012 and 2011, respectively. Amortization of loan fees was $754, $29, $5,193, and $8,443 for the period January 1, 2012 through May 4, 2012, the period May 5, 2012 through December 31, 2012 and the years ended December 31, 2011, and 2010, respectively. Included in loan fee amortization for the years ended December 31, 2011 and 2010 were approximately $1,850, and $3,500, respectively, of loan fees that were written off due to repayments of related debt.

Acquisition Accounting – We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operation.

Partially-Owned Entities – In determining whether we had controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We record profits and losses from our partially-owned entities according to the terms of the operating agreements.

Investments In and Advances to Unconsolidated Affiliates – We use the equity method to account for our investments in unconsolidated joint ventures, as we do not have a controlling interest. Net income or loss is allocated between the partners in the joint ventures based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Periodically we may make advances to our affiliates.

Intangibles – Our intangible assets consist of the value of our brand name, management contracts and patented and unpatented technologies. A summary of our intangibles is as follows:

	Successor December 31, 2012	Predecessor December 31, 2011
Brand name	$39,600	$23,829
Management contracts, net of amortization	7,844	0
Patented and unpatented technologies	0	1,481

	$47,444	$25,310

The brand name intangible asset has an indefinite useful life. We do not amortize the brand name intangible, but instead test for possible impairment at least annually or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.

As a result of the Merger we recognized a $1,200 intangible asset for the MagiQuest brand name held by CK. During the three months ending December 31, 2012, we determined that the carrying value of our MagiQuest brand name was impaired in light of the reduced estimated revenue for CK. Because of the reduced revenue, we performed an impairment analysis of our MagiQuest brand name to determine if further assessment for potential impairment was required. Based on this analysis, we determined the carrying value of our MagiQuest brand name intangible asset was not recoverable. As a result, we recorded a $1,200 impairment charge for the period May 5, 2012 through December 31, 2012. The impairment charge is included in our Other segment.

We amortize our management contract intangibles over the remaining life of the contracts, ranging from 4 years to 45 years.

Amortization expense of our intangibles was $67, $593, $194 and $281 for the periods January 1, 2012 through May 4, 2012 and May 5, 2012 through December 31, 2012 and the years ended December 31, 2011 and 2010, respectively.

The estimated amortization expense of other intangible assets for the next five years:

2013	$684
2014	684
2015	684
2016	434
2017	309

$2,793

In connection with our acquisition of the entire equity interests of CK in December 2012, CK contributed certain patented technologies to a separate company in which it owns 25%.

Goodwill – The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The first step of the quantitative impairment test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized. We determine our reporting units’ fair values using a discounted cash flow model.

In connection with the acquisition of the majority interest CK in 2010, we recorded $1,365 of goodwill. In 2012 in connection with the Merger, we recorded $124,435 of goodwill as part of purchase accounting.

Balance as of January 1, 2011 (Predecessor)
Goodwill recorded related to the acquisition of the majority interest in CK	$1,365

Balance as of December 31, 2011 and May 4, 2012 (Predecessor)	$1,365
Goodwill removed as a result of the Merger	(1,365)
Goodwill recorded related to the Merger	124,435

Balance as of December 31, 2012 (Successor)	$124,435

Impairment of Long-Lived Assets – When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.

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

Revenue Recognition – We earn revenues from our resort operations and management of resorts and other related services. We recognize revenue from rooms, food and beverage, and other operating departments at the resorts and from product sales, admission fees and retail revenues from our subsidiary that is the developer of experiential gaming products, as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits on the consolidated balance sheets. We recognize resort management, license and other related fees as they are contractually earned. We recognize development and construction management fees as earned under the completed contract method for projects with a short duration, and the percentage of completion method (based on contract-to-date services performed or costs incurred compared to services performed or total expected costs) for longer-term projects.

Other Revenue and Other Expenses From Managed Properties – We employ the staff at our managed properties. Under our management agreements, the resort owners reimburse us for payroll, benefits and certain other costs related to the staff we employ at the managed properties. The reimbursement of payroll, benefits and costs is recorded as “other revenue from managed properties” on our statements of operations, with a corresponding expense recorded as “other expenses from managed properties.”

Noncontrolling Interests – We record the non-owned equity interests of our consolidated subsidiaries as a separate component of our consolidated equity on our consolidated balance sheet. The net earnings attributable to the controlling and noncontrolling interests are included on the face of our statement of operations. CK was a consolidated subsidiary with a noncontrolling interest through December 28, 2012, at which time we purchased the noncontrolling interest.

Income Taxes – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

As of December 31, 2012 and 2011, we recorded valuation allowances of $72,979 and $67,321, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance we recorded is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and Canada. All of the tax years since the date of our initial public offering (IPO) in 2004 are open in all jurisdictions. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including interpretations of tax law applied to the facts of each matter.

Derivatives – Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective; there is an offsetting adjustment to the basis of the item hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value or the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. Our policy is to execute derivative financial instruments with creditworthy banks and not to enter into such instruments for speculative purposes.

Share-based compensation – We account for share-based compensation based on the fair value of the award at the date of grant over the requisite service period. Grant price of restricted stock is authorized by our board of directors based on the calculated fair value as determined via a third party valuation.

Advertising – Advertising costs are expensed as incurred. Advertising expense for the period January 1, 2012 through May 4, 2012, the period May 5, 2012 through December 31, 2012 and the years ended December 31, 2011, and 2010 was $5,081, $11,587, $16,885, and $17,982, respectively.

Use of Estimates – To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements – In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. An entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a the asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

3. PURCHASE ACCOUNTING IN CONNECTION WITH THE MERGER

On March 12, 2012, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with K-9 Holdings, Inc., a Delaware corporation (K-9), and Merger Sub, a direct wholly-owned subsidiary of K-9. Pursuant to the terms of the Merger Agreement, among other things, K9 and Merger Sub agreed to make a tender offer (the Offer) for all of the outstanding shares (each, a Share) of common stock (including restricted shares), par value $0.01 per share, of the Company (the Common Stock) at a price of $7.85 per share, net to the seller in cash, without interest (the Offer Price). Approximately 76% of the outstanding Shares were tendered in the Offer and the Company accepted all such tendered Shares for payment.

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

At the effective time of the Merger, each share of Common Stock issued and outstanding immediately prior thereto (other than Common Stock owned or held (i) in treasury by the Company or any wholly-owned subsidiary of the Company, (ii) by K-9 or any of its subsidiaries (including the Top-Up Shares), or (iii) by stockholders who have validly exercised their appraisal rights), was canceled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax. At the Merger date, the authorized shares of common stock were reduced from 250,000,000 to 1,000 and the authorized preferred stock was eliminated.

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

•	Recorded as goodwill the excess of consideration in the purchase transaction over the estimated fair value of net tangible and intangible assets.

Purchase of Great Wolf Resorts, Inc. common equity	$262,773
Less: Historical book value of Great Wolf Resorts, Inc. net assets acquired	105,414

Excess of purchase price over historical book value of net assets acquired	$157,359
Allocated to:
Goodwill	$124,435
Property, plant and equipment	74,776
Intangible assets	24,231
Investments in and advances to affiliates	219
Other assets	(9,801)
Debt	(19,502)
Non-controlling interest	(4,932)
Net deferred tax liabilities	(32,067)

Total Adjustments	$157,359

As a result of the Merger, we had $124,435 of goodwill at May 4, 2012, all of which related to the application of purchase accounting in conjunction with the Merger. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions. We do not expect any of the goodwill amounts recorded in conjunction with the Merger to be deductible for tax purposes.

During the fourth quarter of fiscal 2012, we finalized our purchase accounting for the Merger. As part of this finalization we completed our detailed analysis of the valuation of the acquired deferred tax assets and determined that because the useful lives of some of the property and equipment we acquired will extend beyond the carryforward period for the net operating losses we acquired, we required an additional valuation allowance to reduce the net value of our deferred tax assets. As such, we made a measurement period adjustment to the fair value of the acquired assets and assumed liabilities during the fourth quarter of 2012. The fair values presented above reflect these changes, which are primarily comprised of a reduction in the value of the net assets acquired due to the recognition of additional valuation allowance on our deferred tax assets (included within the Net Deferred Tax Liabilities line item above) and an increase in the goodwill acquired in the merger of $26,938.

The following table presents the unaudited pro forma results as if the Merger had occurred as of January 1, 2011:

	Year ended ended December 31,
	2012	2011
Revenues	$315,078	$296,708
Net income (loss) from continuing operations	(12,352)	(11,860)
Net income (loss) attributable to Great Wolf Resorts, Inc.	(13,655)	(6,353)

4. INVESTMENT IN AFFILIATES

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

At December 31, 2012, the joint venture had aggregate outstanding indebtedness to third parties of $93,768. Neither joint venture partner guarantees the third party debt in the years presented. As of December 31, 2012, we have made combined loan and equity contributions, net of loan repayments, of $27,179 to the joint venture to fund a portion of construction costs of the resort. There were no capital contributions made to the joint venture for the years ended December 31, 2012 and 2011. The loan we had extended to the joint venture was fully repaid in 2011.

We had receivables from the joint venture of $5,145 and $3,243 as of December 31, 2012 and 2011, respectively, that relates primarily to accrued preferred equity returns and management fees. We had payables to the joint venture of $1,741 and $27 as of December 31, 2012 and 2011, respectively. The amount of investment income and management fee income recorded by us is included in the Investment income – affiliates and Management and other fees – affiliates line items, respectively, on our consolidated statements of operations.

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

We have equity investments in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington as described in Note 4. We manage that resort and we have concluded that the joint venture is a variable interest entity due to the management contract that provides us with certain rights. However, we have concluded that we are not the primary beneficiary because the majority equity owner has substantive participating rights over the activities that most significantly impact the economic performance of the joint venture. As a result, we have concluded that power is shared between us and the other equity investor. As we share power with the majority equity owner, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity. We have not provided any support to this entity that we were not contractually obligated to provide as of December 31, 2012 and 2011. Our maximum exposure to loss related to our involvement with this entity as of December 31, 2012 and 2011 is limited to the carrying value of our equity investments in the joint venture and receivables as of that date. Our exposure is limited because of the non-recourse nature of the borrowings of the joint venture. The total carrying values of those items on our balance sheet as of December 31, 2012 and 2011 is $29,570 and $27,554, respectively, and are included in the Accounts receivable – affiliates and Investments in and advances to affiliates line items on our consolidated balance sheet.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2012	2011
	Successor	Predecessor
Land and improvements	$54,720	$57,665
Building and improvements	383,435	417,385
Furniture, fixtures and equipment	207,203	344,825
Construction in process	434	142

	645,792	820,017
Less accumulated depreciation	(30,737)	(243,755)

Property and equipment, net	$615,055	$576,262

The above amounts as of December 31, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Merger date (see Note 3).

Depreciation expense from continuing operations was $15,623, $30,753, $48,254, and $49,449 for the periods January 1, 2012 through May 4, 2012 and May 5, 2012 through December 31, 2012 and the years ended December 31, 2011 and 2010, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	Carrying Value		Principal Amounts
	Successor	Predecessor	Successor
	December 31, 2012	December 31, 2011	December 31, 2012
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$62,215	$65,591	$63,845
Pocono Mountains mortgage loan	93,114	93,015	91,692
Concord mortgage loan	49,158	54,055	48,977
First mortgage notes (net of discount of $8,046 as of December 31, 2011)	258,293	221,954	230,000
Other Long-Term Debt:
Junior subordinated debentures	60,984	80,545	80,545
Other	0	14	0

	523,764	515,174	515,059
Less current portion of long-term debt	(66,768)	(67,678)	(66,768)

Total long-term debt	$456,996	$447,496	$448,291

The carrying value amounts as of December 31, 2012, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of debt as of the Merger date (see Note 3). We are amortizing these adjustments as offsets to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of December 31, 2012 was $8,705.

Traverse City/Kansas City Mortgage Loan – This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2012. While recourse under the loan is limited to the property owner’s interest in the mortgaged property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.

The loan also contains limitations on our ability, without lender’s consent, to (i) make payments to our affiliates if a default exists; (ii) enter into transactions with our affiliates; (iii) make loans or advances; or (iv) assume, guarantee or become liable in connection with any other obligations.

The loan requires us to maintain a minimum debt service coverage ratio (DSCR) of 1.35, calculated on a quarterly basis. This ratio is defined as the two collateral properties’ combined trailing twelve-month net operating income divided by the greater of (i) the loan’s twelve-month debt service requirements and (ii) 8.5% of the amount of the outstanding principal indebtedness under the loan. Failure to meet the minimum DSCR is not an event of default and does not accelerate the due date of the loan. Not meeting the minimum DSCR, however, subjects the two properties to a lock-box cash management arrangement, at the discretion of the loan’s servicer. The loan also contains a similar lock-box requirement if we open any Great Wolf Lodge or Blue Harbor Resort within 100 miles of either resort, and the two collateral properties’ combined trailing twelve-month net operating income is not at least equal to 1.8 times 8.5% of the amount of the outstanding principal indebtedness under the loan. For the year ended December 31, 2012, the DSCR was below 1.35.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. We believe that this arrangement constitutes a traditional lock-box arrangement as discussed in authoritative accounting guidance. Based on that guidance, we have classified the entire outstanding principal balance of the loan as a current liability as of December 31, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of December 31, 2012, the loan is not in default, and the principal balance is not due currently.

Given operating trends and performance at the properties during 2011 and 2012, we currently expect the properties to generate sufficient cash flow so that our subsidization of debt service, if any, for 2013 will be insignificant to our overall operations. As a result, we currently believe the most likely course of action for 2013 is to continue to operate these properties, assuming these trends continue.

Pocono Mountains Mortgage Loan – This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at December 31, 2012.

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

Concord Mortgage Loan – This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at December 31, 2012). This loan requires four quarterly principal payments of $125 each beginning October 1, 2011, and quarterly principal payments of $375 thereafter. The loan was amended in March 2012 to extend the maturity to December 31, 2016.

As part of the loan agreement, if the Concord resort does not achieve certain financial performance thresholds the lender requires excess cash from the Concord resort to be swept to the lender on a monthly basis. The lender will hold the excess cash until the end of each quarter and then will either fund the cash back to us to cover any projected cash shortfalls at the property or if there are no shortfalls projected, use the excess cash to repay the loan principal balance. The lender has a $14,500 loan principal guarantee from Great Wolf Resorts. This loan has customary financial and operating debt compliance covenants associated with an individual mortgaged property. We were in compliance with all covenants under this loan at December 31, 2012.

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

First Mortgage Notes – In April 2010, we completed, in a private placement followed by a registered exchange offer, an offering of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the Notes) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. The proceeds of the Notes were used to retire the outstanding mortgage debt on our Mason, Williamsburg, and Grapevine properties and for general corporate purposes. Prior to the Merger, we were amortizing the discount over the life of the Notes using the straight-line method, which approximated the effective interest method. As part of the acquisition method of accounting done in conjunction with the Merger, the Notes were recorded at fair value.

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

Junior Subordinated Debentures – In March 2005 we completed a private offering of $50,000 of trust preferred securities (TPS) through Great Wolf Capital Trust I (Trust I), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,550 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

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

In June 2007 we completed a private offering of $28,125 of TPS through Great Wolf Capital Trust III (Trust III), a Delaware statutory trust that is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate which is fixed at 7.90% through July 2012 and then floats at LIBOR plus a spread of 300 basis points thereafter. The securities mature in July 2017 and are callable at no premium after June 2012. In addition, we invested $870 in the Trust’s common securities, representing 3% of the total capitalization of Trust III.

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

On March 12, 2012, in a privately-negotiated exchange with the holder of the TPS of Trust III, Great Wolf Capital Trust IV (Trust IV), a newly-formed Delaware statutory trust that is our subsidiary, issued $28,125 of new TPS in exchange for all $28,125 of TPS of Trust III. The new TPS pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 31, 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter (effective rate of 5.81% at December 31, 2012). The new TPS mature on July 31, 2017 and are callable by the issuer at par after July 31, 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV. Following the exchange transaction, the TPS of Trust III and the related junior subordinated debentures were cancelled.

Our consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of operations.

Future Maturities – Future principal maturities on long-term debt are as follows:

Through December 31,
2013	$4,806
2014	5,029
2015	63,058

Through December 31,
2016	46,173
2017	344,443
Thereafter	51,550

Total	$515,059

As discussed above, the Traverse City/Kansas City mortgage loan is classified as a current liability as of December 31, 2012, due to the implementation of a traditional lock-box arrangement, although the loan is not in default and the full principal balance of the loan is not due currently. The future maturities table above reflects future cash principal repayments currently required under the provisions of that loan of $1,882 in 2013, $2,015 in 2014, and $59,948 in 2015.

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

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis:

December 31, 2012

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$115	$—	$115

December 31, 2011

	Level 1	Level 2	Level 3	Total
Interest rate caps	$—	$77	$—	$77

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of December 31, 2012, we estimate the total fair value of the indebtedness described above to be approximately equal to their total carrying values.

The carrying amounts for cash and cash equivalents, escrows, other current assets, accounts payable, accrued expenses, advance deposits and other current liabilities approximate fair value because of the short-term nature of these instruments.

9. INCOME TAXES

Income Tax Expense – Income tax expense (benefit) consists of:

	Current	Deferred	Total
Period May 5, 2012 through December 31, 2012 (Successor)
Federal	$—	$657	$657
State and local	484	(195)	289
Foreign	68	—	68

	$552	$462	$1,014

	Current	Deferred	Total
Period January 1, 2012 through May 4, 2012 (Predecessor)
Federal	$—	$427	$427
State and local	163	(354)	(191)
Foreign	40	—	40

	$203	$73	$276

Year ended December 31, 2011, as revised (Predecessor)
Federal	$—	$200	$200
State and local	826	8	834
Foreign	100	—	100

	$926	$208	$1,134

Year ended December 31, 2010, as revised (Predecessor)
Federal	$—	$(85)	$(85)
State and local	813	(9)	804
Foreign	82	—	82

	$895	$(94)	$801

Total tax expense is included in the following line items in our statements of operations:

	Successor	Predecessor	Predecessor
	Period May 5,	Period	Year ended December 31,
	2012 through December 31, 2012	January 1, 2012 through May 4, 2012	2011	2010
			(as revised)	(as revised)
Income tax expense	$1,062	$269	$1,132	$785
Equity in unconsolidated affiliates, net of tax	(56)	7	2	9
Discontinued operations, net of tax	7	0	0	7
Net income attributable to noncontrolling interest, net of tax	1	0	0	0

Total income tax expense	$1,014	$276	$1,134	$801

The differences between the statutory federal income tax rate and the effective income tax rate reflected in our consolidated statements of operations are as follows:

	Successor	Predecessor	Predecessor
	Period May 5,	Period	Year ended December 31,
	2012 through December 31, 2012	January 1, 2012 through May 4, 2012	2011	2010
			(as revised)	(as revised)

Federal statutory income tax benefit	(35.0)%	(35.0)%	(35.0)%	(35.0)%

State income taxes, net of federal income taxes	(0.5)%	(3.5)%	(1.7)%	(3.7)%

Nondeductible compensation expense	2.9%	(16.5)%	0	3.0%

Investment in affiliates	1.9%	0.4%	1.9%	2.2%

Change in valuation allowance	30.0%	53.7%	40.0%	33.3%

Nondeductible transaction costs	10.0%	0	0	0

Other	(0.8)%	2.2%	0.9%	1.6%

	8.5%	1.3%	6.1%	1.4%

Deferred Tax Assets and Liabilities – The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
		(as revised)
Deferred tax assets:
Net operating loss carryforwards	$64,289	$53,962
Intangibles	7,277	9,557
Investment in affiliates	1,435	1,429
Salaries and wages	2,718	1,933
Other	11,995	4,335

Total deferred tax assets	87,714	71,216

Deferred tax liabilities:
Property and equipment	(39,358)	(15,082)
Intangibles	(18,069)	0
Goodwill	(889)	0
Prepaid expenses	(927)	(720)

Total deferred tax liabilities	(59,243)	(15,802)

Valuation allowance	(72,979)	(67,321)

Net deferred tax liability	$(44,508)	$(11,907)

Our 2012 net deferred tax liability is comprised of a current deferred tax liability of $795 included in other current liabilities and a long-term deferred tax liability of $43,713. Our current deferred tax liability includes a valuation allowance of $656. Our long-term deferred tax liability includes a valuation allowance of $72,323.

Our 2011 net deferred tax liability is comprised of a current deferred tax liability of $484 included in other current liabilities and a long-term deferred tax liability of $11,423. Our current deferred tax liability includes a valuation allowance of $1,439. Our long-term deferred tax liability includes a valuation allowance of $65,882.

The change in our valuation allowance for the fiscal years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
	Successor	Predecessor
		(as revised)
Beginning deferred tax assets valuation allowance	$67,321	$59,870
Allowance established for Net Operating and Other Loss Carryforwards	5,658	7,451

Ending deferred tax assets valuation allowance	$72,979	$67,321

Net Operating Loss Carryforwards – As of December 31, 2012, we had net operating loss carryforwards of approximately $170,025 and $134,298 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. In May 2012, in connection with our Merger, we experienced a significant change to our capital structure which resulted in an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards available to be used in future years is limited under IRC Section 382.

We consider whether it is more likely than not that some portion or all of our deferred tax assets, including those related to net operating losses, will not be realized. Based on our analysis, we have recorded a valuation allowance of

$72,979 at December 31, 2012, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income solely from the reversal of existing deferred tax liabilities and the period over which deferred tax assets reverse. In the event that actual results differ from these estimates or we adjust these estimates in a future period, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated statement of operations.

As of December 31, 2011, we had net operating loss carryforwards of approximately $143,079 and $112,313 for federal and state income tax purposes, respectively. These federal and state carryforwards begin expiring in 2024 and 2014, respectively. We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our analysis, we recorded a valuation allowance of $67,321 at December 31, 2011, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.

Other – In connection with the application of the acquisition method of accounting as part of the Merger, we recorded a deferred tax liability related to purchase accounting of $32,067 as of May 5, 2012. The offset to this deferred tax liability was to goodwill.

At December 31, 2012, we had unrecognized tax benefits of $1,272, which primarily related to uncertainty regarding the sustainability of certain deductions taken on our 2005 and 2006 U.S. Federal income tax return related to transaction costs from our IPO and certain deductions taken on our 2006 U.S. Federal income tax return related to a tax assessment. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. We do not expect the total amount of unrecognized tax benefits to change significantly in the next year. The unrecognized tax benefits are classified as a reduction of the net operating loss carryforwards. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit – December 31, 2011	$1,298
Gross increases – tax positions in current period	(26)

Unrecognized tax benefit – December 31, 2012	$1,272

10. RELATED-PARTY TRANSACTIONS

We rented office space for our headquarters through September 2010 from a company that is an affiliate of an individual who was a member of our board of directors through May 2009. Our total payments for rent and related expenses for this office space were $193 for the year ended December 31, 2010, and are included in selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss.

We regularly transact business with our unconsolidated affiliates. The following summarizes our transactions with these unconsolidated affiliates for the years indicated:

	Successor	Predecessor	Predecessor
	Period May 5, 2012 through December 31, 2012	January 1, 2012 through May 4, 2012	Year ended December 31,
			2011	2010
Management and other fees	$3,582	$1,414	$4,981	$4,594
Other revenue from managed properties	7,712	3,901	10,858	10,989
Selling, general and administrative	193	0	0	0
Other expenses from managed properties	7,712	3,901	10,858	10,989
Investment income	577	303	902	1,088
Accounts receivable	5,145		3,243	3,764
Accounts payable	1,741		27	4

11. COMMITMENTS AND CONTINGENCIES

Legal Matters – We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that an unpredictable decision adverse to the company could be reached. See Note 14 Litigation.

Guarantees – We recognize guarantees when the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Great Wolf Resorts, Inc. has provided a $14,500 payment guaranty of the mortgage loan and related interest secured by our Concord, North Carolina resort. If our subsidiary defaults on its obligations under this loan we would be required to assume certain of its obligations, including the payment of up to $14,500 of outstanding debt amounts, which are already recorded in our consolidated financial statements.

Commitments – We lease office space, storage space and office equipment under various operating leases that expire between 2013 and 2017. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

2013	$1,013
2014	1,025
2015	707
2016	620
2017	591

Total	$3,956

Rent expense was $450, $816, $1,358, and $1,244 for the periods January 1, 2012 through May 4, 2012 and May 5, 2012 through December 31, 2012 and the years ended December 31, 2011, and 2010, respectively.

12. EMPLOYEE BENEFIT PLANS

401K Plan – We maintain a 401(k) profit sharing plan for our employees. Eligibility for participation in the plan is based on an employee meeting certain minimum age and service requirements. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan. Employer matching contributions are discretionary and are based on a percentage of employee contributions. Our contributions to the plan were $360, $391, and $349 for the period January 1, 2012 through May 4, 2012 and the years ended December 31, 2011, and 2010, respectively. There were no contributions to the plan during the period May 5, 2012 through December 31, 2012.

Deferred Compensation Plan – We have a deferred compensation plan for certain of our employees. The plan allows for contributions by both the participants and us. Our employer contributions for the plan were $329, $236, and $250 for the period January 1, 2012 through May 4, 2012 and the years ended December 31, 2011, and 2010, respectively. There were no contributions to the plan during the period May 5, 2012 through December 31, 2012.

13. SHARE-BASED COMPENSATION

Overview

Prior to the Merger on May 4, 2012, the Great Wolf Resorts 2004 Incentive Stock Plan (the Old Plan) authorized us to grant up to 3,380,740 options, stock appreciation rights or shares of our common stock to employees and directors. Upon consummation of the Merger, the Old Plan was terminated. We have not issued any stock options or made any stock grants from Old Plan since the Merger.

Under the Old Plan, we recognized share-based compensation expense of $3,348, and $868, net of estimated forfeitures, for the periods January 1, 2012 – May 4, 2012, and May 5, 2012 – December 31, 2012, respectively. The total income tax (benefit) expense recognized related to share-based compensation was $43, and $49, for the periods January 1, 2012 – May 4, 2012, and May 5, 2012 – December 31, 2012, respectively.

Under the Old Plan, we recognized share-based compensation expense of $2,252 and $2,664, net of estimated forfeitures, for the years ended December 31, 2011 and 2010, respectively. The total income tax expense (benefit) recognized related to share-based compensation was $858 and $(261) for the years ended December 31, 2011 and 2010, respectively.

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

Under the K-9 Plan, we recognized share-based compensation of $650, net of estimated forfeitures, for the period May 5, 2012 through December 31, 2012. The total income tax expense recognized related to share-based compensation under the K-9 Plan was $55 for the period May 5, 2012 through December 31, 2012.

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the requisite service period of each award recipient. As of December 31, 2012, total unrecognized compensation cost related to share-based compensation awards was $9,911, which we expect to recognize over a weighted average period of approximately 5.0 years.

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

We recorded no stock option expense related to the Old Plan for the periods January 1, 2012 – May 4, 2012; May 5, 2012 – December 31, 2012; and the years ended December 31, 2011 and 2010. There were no stock options granted during the periods January 1, 2012 – May 4, 2012; May 5, 2012 – December 31, 2012; and the years ended December 31, 2011 and 2010. Upon the consummation of the Merger, all of our outstanding stock options under the Old Plan were cancelled for no consideration.

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

Stock options were granted as follows:

•

Tranche A options – 598,771 stock options, with a per share fair market value of $6.27 per share. The fair market value was estimated using the Black-Scholes pricing model and the following assumptions:

Dividend yield	0%
Risk free interest rate	0.71%
Expected life of option	5 years
Expected equity volatility	78.5%

•	Tranche B options – 598,748 stock options, with a per share fair market value of $5.64 per share. The fair market value was estimated using the Monte Carlo pricing model and the following assumptions:

Dividend yield	0%
Risk free interest rate	0.82%
Expected life of option	5.5 years
Expected equity volatility	75.2%

•	Tranche C options – 598,748 stock options, with a per share fair market value of $5.30 per share. The fair market value was estimated using the Monte Carlo pricing model and the following assumptions:

Dividend yield	0%
Risk free interest rate	0.82%
Expected life of option	5.5 years
Expected equity volatility	75.2%

We recorded stock option expense related to the K-9 Plan of $349 for the year ended December 31, 2012.

A summary of stock option activity under the K-9 Plan during the period May 5, 2012 – December 31, 2012:

	Successor
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Number of shares under option:
Outstanding at beginning of period	0
Granted	1,796,267	$10.000	5.02 years
Exercised	0
Cancelled	0

Outstanding at end of period	1,796,267	$10.000	5.02 years
Exercisable at end of period	0	$10.000	5.02 years

Market Condition Share Awards

Prior to the Merger, under the Old Plan, certain employees were eligible to receive shares of our common stock in payment of market condition share awards granted to them in accordance with the terms thereof.

We granted 407,593, 444,002 and 515,986 market condition share awards during the period January 1, 2012 – May 4, 2012 and the years ended December 31, 2011 and 2010, respectively. We recorded share-based compensation expense of $1,493 and $868 for the periods January 1, 2012 – May 4, 2012, and May 5, 2012 – December 31, 2012, respectively. We recorded share-based compensation expense of $864 and $1,245 for the years ended December 31, 2011 and 2010, respectively.

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

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $542 was recorded during the period May 5, 2012 – December 31, 2012.

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

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $156 was recorded during the period May 5, 2012 – December 31, 2012.

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

Upon the consummation of the Merger, all of the 2012 market condition shares granted were cancelled for no consideration. Unrecognized expense of $170 was recorded during the period May 5, 2012 – December 31, 2012.

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

The market condition for these shares was not met and therefore no shares related to this grant were issued. As a result, we recorded the entire fair value of the grant as expense in 2010 of $810.

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

Performance Share Awards

Prior to the Merger, under the Old Plan, certain employees were eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares were eligible to receive shares of our common stock based on the achievement of certain individual and departmental performance criteria during the calendar year in which the shares were granted. We granted 85,036, 92,633 and 111,020 performance shares during the period January 1, 2012 – May 4, 2012 and the years ended December 31, 2011 and 2010, respectively. Shares granted in 2012 were to vest over a three year period, 2012-2014; shares granted in 2011 were to vest over a three year period, 2011-2013; and shares granted in 2010 were to vest over a three year period, 2010-2012.

The per share fair value of performance shares granted during the period January 1, 2012 – May 4, 2012 and years ended December 31, 2011 and 2010 was $3.35, $3.23 and $3.18, respectively, which represents the fair value of our common stock on the grant date. We recorded share-based compensation expense of $264 for the period January 1, 2012 – May 4, 2012. There was no share-based compensation expense for the period May 5, 2012 – December 31, 2012. We recorded share-based compensation expense of $285 and $244 for the years ended December 31, 2011 and 2010, respectively. Since all shares originally granted were not earned, we recorded a reduction in expense of $19, $16 and $9 during the period January 1, 2012 – May 4, 2012 and the years ended December 31, 2011 and 2010, respectively, related to the shares not issued.

Based on their achievement of certain individual and departmental performance goals:

•	Employees earned and were issued 75,152 performance shares in February 2012 related to the 2011 grants and

•	Employees earned and were issued 96,305 performance shares in February 2011 related to the 2010 grants.

•	Employees earned and were issued 162,559 performance shares in March 2010 related to the 2009 grants.

Upon the consummation of the Merger, all of the 2012 performance share awards granted were cancelled for no consideration. Performance shares awards granted in 2010 and 2011 vested upon consummation of the Merger, and the remaining unrecognized expense of $68 and $135, respectively, was recorded in the period ending May 4, 2012.

On August 13, 2012, under the K-9 Plan, certain employees received shares of K-9’s common stock, which will vest on the date that those employees receive a bonus in respect of 2012 from the Company. To the extent the bonus payable to the employees for fiscal year 2012 is less than a certain threshold, the employees will forfeit a number of shares with a value equal to the shortfall. We granted 37,500 performance shares during the period August 13, 2012 – December 31, 2012. The per share fair value of the performance shares was $10.00, which represents the fair value of K-9’s common stock on the grant date as determined by the board of directors. We recorded share-based compensation expense of $301 for the period May 5, 2012 through December 31, 2012.

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

We account for the change in fair value of the shares held in the trust as a charge to compensation cost. We recorded share-based compensation income of $34 for the period January 1, 2012 – May 4, 2012. There was no share-based compensation expense for the period May 5, 2012 – December 31, 2012. We recorded share-based compensation expense of $3 and $3, for the years ended December 31, 2011 and 2010, respectively.

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

We recorded share-based compensation expense related to non-vested shares of $1,644 for the period January 1, 2012 – May 4, 2012. There was no share-based compensation expense related to non-vested shares for the period May 5, 2012 – December 31, 2012. We recorded share-based compensation expense related to non-vested shares of $1,094 and $1,123 for the years ended December 31, 2011 and 2010, respectively.

Subsequent to the Merger, under the K-9 Plan, we granted non-vested shares to certain employees for shares earned under the Performance Share Awards as described above.

A summary of non-vested shares activity for the period May 5, 2012 – December 31, 2012 is as follows:

	Successor
	Shares	Weighted Average Grant Date Fair Value
Non-vested shares balance at beginning of period	0
Granted	37,500	$10.00
Forfeited	0
Vested	0

Non-vested shares balance at end of period	37,500	$10.00

Vested Shares

We have an annual short-term incentive plan for certain employees that provides them the potential to earn cash bonus payments. In 2010 certain of these employees had the option to elect to have some or all of their annual bonus compensation paid in the form of shares of our common stock rather than cash. Employees making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash bonus payments are fully vested upon issuance.

•

In connection with the elections related to 2010 bonus amounts, we issued 33,545 shares in February 2011. We valued these shares at $96 based on the closing market value of our common stock on the date of the grant.

•	There were no shares issued during the year ended December 31, 2010 related to 2009 bonus amounts.

During the years ended December 31, 2011 and 2010, our directors had the option to elect to have some or the entire cash portion of their annual fees paid in the form of shares of our common stock rather than cash. Directors making this election received shares having a market value equal to 125% of the cash they would otherwise receive. Shares issued in lieu of cash fee payments are fully vested upon issuance.

We recorded non-cash professional fees expense of $22 and $58 for the years ended December 31, 2011 and 2010, respectively, related to these elections to received shares in lieu of cash. We issued 10,188 and 26,693 shares in the years ended December 31, 2011 and 2010, respectively, related to these elections.

14. LITIGATION

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

On and after March 14, 2012, the Company and certain of its current and former officers and directors and, in some cases, some or all of K-9 Investors, L.P., Apollo Management VII, L.P., Apollo Global Management, LLC and K-9 and Merger Sub were named as defendants in five class action lawsuits filed in the Delaware Court of Chancery which were ultimately consolidated into a single class action (the Delaware Action). In the Delaware Action, the plaintiffs, on behalf of a putative class of stockholders, sought to enjoin the proposed transaction that was the subject of the Merger Agreement. Other lawsuits were filed in Wisconsin state and federal court – two in the Circuit Court, Civil Division for Dane County, one of which was dismissed by the plaintiff prior to settlement (the surviving action, Wisconsin State Court Action), and one in the United States District Court for the Western District of Wisconsin (the Wisconsin Federal Court Action).

On April 25, 2012, the parties to the Delaware Action and the Wisconsin State Court Action reached an agreement in principle to settle those cases. The proposed settlement, which is subject to court approval, provides for, among other things, the dismissal with prejudice of plaintiffs’ complaints and of all claims asserted therein, that all parties would grant all applicable releases of claims against all other parties, and that the parties to the Delaware Action and the Wisconsin State Court Action have acknowledged that the plaintiffs and their counsel in those cases would petition the appropriate court or courts for an award of attorneys’ fees and expenses in connection with the cases. Any award of fees and expenses to plaintiffs’ counsel is subject to approval by the appropriate court or courts. Pursuant to an order from the Delaware Court of Chancery, notice to the class was mailed on October 19, 2012.

On April 30, 2012, the parties to the Wisconsin Federal Court Action agreed to settle that case, subject to court approval of the proposed class-wide settlement in the Delaware Action and entry of a final order dismissing the Delaware Action in its entirety. Pursuant to their agreement, the parties to the Wisconsin Federal Court Action filed with the court, on April 30, 2012, a stipulation providing that the Wisconsin Federal Court Action be voluntarily dismissed with respect to all defendants and that such dismissal will be with prejudice as to the plaintiff upon the consummation of the settlement of the Delaware Action.

On September 27, 2012, the parties to the Delaware Action agreed to settle that case. Pursuant to their agreement, the parties to the Delaware Action filed with the Delaware Court of Chancery on September 27, 2012, a stipulation providing that the Delaware Action be voluntarily dismissed with respect to all defendants and that such dismissal will be with prejudice as to the plaintiff.

On December 18, 2012, the Delaware Court of Chancery approved the class-wide settlement in the Delaware Action and entered a final order dismissing the Delaware Action in its entirety. It awarded counsel for the plaintiffs in the Delaware Action fees and expenses in the amount of $1,940,000.

The Company, the members of the Board of Directors, Apollo Management VII, L.P., Apollo Global Management, LLC, K-9 and Merger Sub each have denied, and continue to deny, that they committed or attempted to commit any violation of law or breach of fiduciary duty owed to the Company and/or its stockholders, aided or abetted any breach of fiduciary duty, or otherwise engaged in any of the wrongful acts alleged in all of these cases. All of the defendants expressly maintain that they complied with their fiduciary and other legal duties. However, in order to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegation made in the actions or any liability with respect thereto, the defendants concluded that it was desirable to settle the claims against them on the terms reflected in the settlements.

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

A summary of balance sheet data and operating activity related to this discontinued operation as of the date of the transaction is as follows:

Balance sheet data:
Total assets	$6,463
Total liabilities	$13,587

As part of the sale transaction on March 23, 2011, we wrote off $5,699 of property and equipment and $11,563 of other long-term debt.

	2012	2011	2010
Revenues	$0	$1,578	$8,246
Operating expenses	(14)	(1,535)	(8,026)
Gain on sale	0	6,667	0
Interest expense, net of interest income	0	(76)	(724)
Income tax expense	0	0	(5)

(Loss) income from discontinued operations, net of tax	$(14)	$6,634	$(509)

16. SEGMENTS

We have two reportable segments:

•	Resort ownership/operation – aggregated operating results derived from our consolidated owned resorts; and

•	Resort third-party management/licensing – aggregated operating results derived from management, license and other related fees from unconsolidated managed resorts.

The following summarizes significant financial information regarding our segments:

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period May 5, 2012 through December 31, 2012 (Successor)
Revenues	$182,201	$21,599	$3,386	$207,186

Depreciation and amortization	(28,088)	—	(3,334)	(31,422)
Asset impairment loss	—	—	(1,200)	(1,200)
Net operating income (loss)	21,408	6,000	(13,412)	13,996
Investment income – affiliates	—	—	—	(577)
Interest income	—	—	—	(128)
Interest expense	—	—	—	26,126

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(11,425)
Additions to long-lived assets	7,526	—	808	$8,334

Total assets	766,643	6,323	108,628	$881,594

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period January 1, 2012 through May 4, 2012 (Predecessor)
Revenues	$95,876	$10,906	$1,110	$107,892

Depreciation and amortization	(15,476)	—	(993)	(16,469)
Net operating income (loss)	11,070	2,813	(20,007)	(6,124)
Investment income – affiliates	—	—	—	(303)
Interest income	—	—	—	(82)
Interest expense	—	—	—	16,016

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(21,755)

Additions to long-lived assets	2,173	—	64	$2,237

	Resort Ownership/ Operation	Resort Third-Party Management/ Licensing	Other	Totals per Financial Statements
Year Ended December 31, 2011 (Predecessor)
Revenues	$260,585	$29,966	$6,157	$296,708

Depreciation and amortization	(50,561)	—	(3,162)	$(53,723)
Net operating income (loss)	18,300	7,793	(4,523)	$21,570
Investment income – affiliates	—	—	—	(902)
Interest income	—	—	—	(210)
Interest expense	—	—	—	47,902

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(25,220)

Additions to long-lived assets	8,919	—	404	$9,323

Total assets, as revised	599,463	1,725	103,686	$704,874

	Resort Ownership/ Operation	Resort Third-Party Management/ Licensing	Other	Totals per Financial Statements
Year Ended December 31, 2010 (Predecessor)
Revenues	$240,346	$29,312	$6,302	$275,960

Depreciation and amortization	(55,440)	—	(2,878)	$(58,318)
Asset impairment loss	(18,741)	—	—	$(18,741)
Net operating (loss) income	(14,819)	7,240	(3,902)	$(11,481)
Investment income – affiliates	—	—	—	(1,088)
Interest income	—	—	—	(543)
Interest expense	—	—	—	45,540

Loss from continuing operations before income taxes and equity in income of unconsolidated affiliates	—	—	—	$(55,390)

Additions to long-lived assets	7,463	—	1,220	$8,683

Total assets, as revised	646,578	1,778	110,267	$758,623

The Other items in the table above includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. Total assets for all segments are within the United States.

17. SUPPLEMENTAL GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

On April 7, 2010, our subsidiaries, GWR Operating Partnership, L.L.L.P. and Great Wolf Finance Corp. were co-issuers (the “Issuers”) with respect to $230,000 in principal amount of 10.875% first mortgage notes. In connection with the issuance, certain of our subsidiaries (the “Subsidiary Guarantors”) have guaranteed the first mortgage notes. Certain of our other subsidiaries (the “Non-Guarantor Subsidiaries”) have not guaranteed the first mortgage notes.

The following tables present the consolidating balances sheets of the Company (“Parent”), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2012 and December 31, 2011, the consolidating statements of operations for the periods January 1, 2012 through May 4, 2012, May 5, 2012 through December 31, 2012, the years ended December 31, 2011 and 2010, and the consolidating statements of cash flows for the periods January 1, 2012 through May 4, 2012, May 5, 2012 through December 31, 2012 and for the years ended 2011 and 2010. The Subsidiary Guarantors have guaranteed the first mortgage notes on a joint and several basis, and such guarantees are full and unconditional.

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

CONSOLIDATING BALANCE SHEET

December 31, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,188	$7,524	$1,260	$9,152	$0	$28,124
Restricted cash	1,026	0	0	3,133	0	4,159
Escrows	0	0	0	7,022	0	7,022
Accounts receivable	1,510	0	3,593	2,517	0	7,620
Accounts receivable – affiliate	1	0	3,475	1,669	0	5,145
Accounts receivable – consolidating entities	286,950	516,074	532,841	72,650	(1,408,515)	0
Inventory	0	0	2,809	4,394	0	7,203
Other current assets	149	0	2,249	1,886	0	4,284

Total current assets	299,824	523,598	546,227	102,423	(1,408,515)	63,557
Property and equipment, net	0	0	327,346	287,709	0	615,055
Investment in consolidating entities	260,465	273,538	0	0	(534,003)	0
Investment in and advances to affiliate	0	0	1,476	24,221	0	25,697
Other assets	2,472	1	2,789	144	0	5,406
Goodwill	0	0	55,468	68,967	0	124,435
Intangible assets	0	0	47,444	0	0	47,444

Total assets	$562,761	$797,137	$980,750	$483,464	$(1,942,518)	$881,594

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$0	$66,768	$0	$66,768
Accounts payable	0	1,773	3,146	2,633	(93)	7,459
Accounts payable – affiliate	0	1,739	2	0	0	1,741
Accounts payable – consolidating entities	194,546	268,601	734,219	210,327	(1,407,693)	0
Accrued interest payable	625	6,253	0	980	0	7,858
Accrued expenses	3,301	13	13,547	7,027	0	23,888
Advance deposits	0	0	3,220	5,140	0	8,360
Gift certificates payable	4,687	0	960	1,235	0	6,882
Other current liabilities	795	0	278	1,311	(729)	1,655

Total current liabilities	203,954	278,379	755,372	295,421	(1,408,515)	124,611
Mortgage debt	0	258,293	0	137,719	0	396,012
Other long-term debt	60,984	0	0	0	0	60,984
Deferred tax liability	43,713	0	0	0	0	43,713
Deferred compensation liability	0	0	2,164	0	0	2,164

Total liabilities	308,651	536,672	757,536	433,140	(1,408,515)	627,484
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	0	0	0	0	0	0
Preferred stock	0	0	0	0	0	0
Additional paid-in-capital	267,112	262,773	207,615	55,158	(525,546)	267,112

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Accumulated deficit	(13,002)	(2,308)	15,599	(4,834)	(8,457)	(13,002)
Deferred compensation	0	0	0	0	0	0

Total Great Wolf Resorts stockholders’ equity	254,110	260,465	223,214	50,324	(534,003)	254,110
Noncontrolling interest	0	0	0	0	0	0

Total equity	254,110	260,465	223,214	50,324	(534,003)	254,110

Total liabilities and equity	$562,761	$797,137	$980,750	$483,464	$(1,942,518)	$881,594

CONSOLIDATING BALANCE SHEET

December 31, 2011

Predecessor

(As revised, dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,039	$15,980	$814	$6,934	$0	$33,767
Restricted cash	1,026	0	0	1,947	0	2,973
Escrows	0	0	0	2,618	0	2,618
Accounts receivable	327	0	1,335	1,998	0	3,660
Accounts receivable – affiliate	0	0	1,461	1,782	0	3,243
Accounts receivable – consolidating entities	10,417	472,289	582,378	206,399	(1,271,483)	0
Inventory	0	0	2,882	4,688	0	7,570
Other current assets	112	0	1,673	1,454	0	3,239

Total current assets	21,921	488,269	590,543	227,820	(1,271,483)	57,070
Property and equipment, net	0	0	330,496	245,766	0	576,262
Investment in consolidating entities	200,123	274,959	0	0	(475,082)	0
Investment in and advances to affiliate	0	0	0	24,311	0	24,311
Other assets	4,272	6,702	7,964	1,618	0	20,556
Goodwill	1,365	0	0	0	0	1,365

Intangible assets	0	0	4,668	20,642	0	25,310

Total assets	$227,681	$769,930	$933,671	$520,157	$(1,746,565)	$704,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$14	$67,664	$0	$67,678
Accounts payable	1	0	1,907	3,393	0	5,301
Accounts payable – affiliate	0	0	10	17	0	27
Accounts payable – consolidating entities	5,730	341,588	747,086	177,079	(1,271,483)	0
Accrued interest payable	723	6,253	0	1,036	0	8,012
Accrued expenses	866	12	13,702	9,631	0	24,211
Advance deposits	0	0	2,685	5,030	0	7,715
Gift certificates payable	4,384	0	961	1,706	0	7,051
Other current liabilities	0	0	171	307	0	478

Total current liabilities	11,704	347,853	766,536	265,863	(1,271,483)	120,473
Mortgage debt	0	221,954	0	144,997	0	366,951
Other long-term debt	80,545	0	0	0	0	80,545
Deferred tax liability	11,907	0	0	0	0	11,907
Deferred compensation liability	0	0	1,502	0	0	1,502

Total liabilities	104,156	569,807	768,038	410,860	(1,271,483)	581,378
Commitments and contingencies
Great Wolf Resorts stockholders’ equity:
Common stock	325	0	0	0	0	325
Preferred stock	0	0	0	0	0	0
Additional paid-in-capital	404,714	456,693	163,514	293,179	(913,386)	404,714
Accumulated deficit	(281,314)	(256,570)	2,119	(183,853)	438,304	(281,314)
Deferred compensation	(200)	0	0	0	0	(200)

Total Great Wolf Resorts stockholders’ equity	123,525	200,123	165,633	109,326	(475,082)	123,525
Noncontrolling interest	0	0	0	(29)	0	(29)

Total equity	123,525	200,123	165,633	109,297	(475,082)	123,496

Total liabilities and equity	$227,681	$769,930	$933,671	$520,157	$(1,746,565)	$704,874

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period May 5, 2012 through December 31, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$62,993	$57,970	$0	120,963
Food and beverage	0	0	17,275	16,196	0	33,471
Other	0	0	14,553	17,290	(690)	31,153
Management and other fees	333	0	5,400	13	(3,328)	2,418
Management and other fees – affiliates	0	0	3,582	0	0	3,582

	333	0	103,803	91,469	(4,018)	191,587
Other revenue from managed properties	0	0	7,887	0	0	7,887
Other revenue from managed properties – affiliates	0	0	7,712	0	0	7,712

Total revenues	333	0	119,402	91,469	(4,018)	207,186

Operating expenses by department:
Rooms	0	0	8,715	9,881	(557)	18,039
Food and beverage	0	0	13,190	11,741	0	24,931
Other	0	0	11,993	15,007	(671)	26,329
Other operating expenses:
Selling, general and administrative	6,638	84	27,054	20,927	(2,773)	51,930
Selling, general and administrative – affiliates	0	193	0	0	0	193
Property operating costs	0	0	11,473	11,910	(18)	23,365
Depreciation and amortization	2	2	15,458	15,960	0	31,422
Asset impairment loss	0	0	0	1,200	0	1,200
Loss on disposition of assets	0	0	0	182	0	182

	6,640	279	87,883	86,808	(4,019)	177,591
Other expenses from managed properties	0	0	7,887	0	0	7,887
Other expenses from managed properties – affiliates	0	0	7,712	0	0	7,712

Total operating expenses	6,640	279	103,482	86,808	(4,019)	193,190

Net operating (loss) income	(6,307)	(279)	15,920	4,661	1	13,996
Investment income – affiliates	0	0	0	(577)	0	(577)
Interest income	(117)	(3)	0	(8)	0	(128)
Interest expense	3,998	12,797	0	9,331	0	26,126

(Loss) income from continuing operations before income taxes and equity in unconsolidated affiliates	(10,188)	(13,073)	15,920	(4,085)	1	(11,425)
Income tax (benefit) expense	506	0	321	235	0	1,062
Equity in unconsolidated affiliates, net of tax	2,308	(10,765)	0	606	8,458	607

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income from continuing operations	(13,002)	(2,308)	15,599	(4,926)	(8,457)	(13,094)
Discontinued operations, net of tax	0	0	0	(9)	0	(9)

Net (loss) income	(13,002)	(2,308)	15,599	(4,917)	(8,457)	(13,085)
Net income attributable to noncontrolling interest, net of tax	0	0	0	(83)	0	(83)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(13,002)	$(2,308)	$15,599	$(4,834)	$(8,457)	$(13,002)

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

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2011

Predecessor

(As revised, dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rooms	$0	$0	$88,161	$86,164	$0	174,325
Food and beverage	0	0	24,431	22,076	0	46,507
Other	0	0	20,577	25,333	0	45,910
Management and other fees	586	0	23,271	34	(21,079)	2,812
Management and other fees – affiliates	0	0	4,981	0	0	4,981

	586	0	161,421	133,607	(21,079)	274,535
Other revenue from managed properties	0	0	11,315	0	0	11,315
Other revenue from managed properties – affiliates	0	0	10,858	0	0	10,858

Total revenues	586	0	183,594	133,607	(21,079)	296,708

Operating expenses by department:
Rooms	0	0	14,573	13,993	(3,497)	25,069
Food and beverage	0	0	18,899	16,593	0	35,492
Other	0	0	16,758	20,705	0	37,463
Other operating expenses:
Selling, general and administrative	3,397	132	46,727	31,572	(17,496)	64,332
Property operating costs	0	0	16,480	18,893	0	35,373
Depreciation and amortization	303	1,370	25,486	26,564	0	53,723
Loss on disposition of assets	0	0	135	1,378	0	1,513

	3,700	1,502	139,058	129,698	(20,993)	252,965
Other expenses from managed properties	0	0	11,315	0	0	11,315
Other expenses from managed properties – affiliates	0	0	10,858	0	0	10,858

Total operating expenses	3,700	1,502	161,231	129,698	(20,993)	275,138

Net operating (loss) income	(3,114)	(1,502)	22,363	3,909	(86)	21,570
Investment income – affiliates	0	0	0	(902)	0	(902)
Interest income	(196)	(5)	0	(9)	0	(210)
Interest expense	6,343	26,544	1	15,014	0	47,902

(Loss) income from continuing operations before income taxes and equity in unconsolidated affiliates	(9,261)	(28,041)	22,362	(10,194)	(86)	(25,220)
Income tax (benefit) expense	216	0	488	428	0	1,132
Equity in unconsolidated affiliates, net of tax	10,236	(17,805)	0	15	7,567	13

Net (loss) income from continuing operations	(19,713)	(10,236)	21,874	(10,637)	(7,653)	(26,365)
Discontinued operations, net of tax	0	—	—	(6,550)	(84)	(6,634)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	(19,713)	(10,236)	21,874	(4,087)	(7,569)	(19,731)
Net income attributable to noncontrolling interest, net of tax	0	0	0	(18)	0	(18)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(19,713)	$(10,236)	$21,874	$(4,069)	$(7,569)	$(19,713)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2010

Predecessor

(As revised, dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rooms	$0	$0	$80,021	$78,964	$0	158,985
Food and beverage	0	0	23,484	20,950	0	44,434
Other	0	0	19,051	24,178	0	43,229
Management and other fees	451	0	21,777	66	(19,648)	2,646
Management and other fees – affiliates	0	0	4,594	0	0	4,594

	451	0	148,927	124,158	(19,648)	253,888
Other revenue from managed properties	0	0	11,083	0	0	11,083
Other revenue from managed properties – affiliates	0	0	10,989	0	0	10,989

Total revenues	451	0	170,999	124,158	(19,648)	275,960

Operating expenses by department:
Rooms	0	0	13,574	12,722	(3,190)	23,106
Food and beverage	0	0	17,603	15,569	0	33,172
Other	0	0	15,865	18,069	0	33,934
Other operating expenses:
Selling, general and administrative	2,850	144	46,538	31,570	(16,027)	65,075
Property operating costs	0	0	16,208	16,796	0	33,004
Depreciation and amortization	153	940	30,356	26,869	0	58,318
Asset impairment loss	0	0	0	18,741	0	18,741
Loss on disposition of assets	0	0	9	10	0	19

	3,003	1,084	140,153	140,346	(19,217)	265,369
Other expenses from managed properties	0	0	11,083	0	0	11,083
Other expenses from managed properties – affiliates	0	0	10,989	0	0	10,989

Total operating expenses	3,003	1,084	162,225	140,346	(19,217)	287,441

Net operating (loss) income	(2,552)	(1,084)	8,774	(16,188)	(431)	(11,481)
Investment income – affiliates	0	0	0	(1,088)	0	(1,088)
Interest income	(531)	(13)	(2)	3	0	(543)
Interest expense	6,343	19,466	3,860	15,871	0	45,540

(Loss) income from continuing operations before income taxes and equity in affiliates	(8,364)	(20,537)	4,916	(30,974)	(431)	(55,390)
Income tax expense (benefit)	(159)	0	557	429	(42)	785
Equity in unconsolidated affiliates, net of tax	49,118	28,581	0	648	(77,699)	648

Net (loss) income from continuing operations	(57,323)	(49,118)	4,359	(32,051)	77,310	(56,823)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Discontinued operations, net of tax	0	0	0	898	(389)	509

Net (loss) income	(57,323)	(49,118)	4,359	(32,949)	77,699	(57,332)
Net income attributable to noncontrolling interest, net of tax	0	0	0	(9)	0	(9)

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(57,323)	$(49,118)	$4,359	$(32,940)	$77,699	$(57,323)

CONSOLIDATING STATEMENT OF CASH FLOWS

Period May 5, 2012through December 31, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(13,002)	$(2,308)	$15,599	$(4,917)	$(8,457)	$(13,085)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2	2	15,458	15,960	0	31,422
Bad debt expense	0	0	19	113	0	132
Amortization of debt fair value	84	(3,607)	0	244	0	(3,279)
Asset impairment loss	0	0	0	1,200	0	1,200
Write off of development costs	0	0	4,749	0	0	4,749
Non-cash employee compensation and professional fee expense	0	0	1,518	0	0	1,518
Loss on disposition of assets	0	0	0	182	0	182
Equity in unconsolidated affiliates	2,308	(10,765)	0	662	8,458	663
Deferred tax expense	462	0	0	0	0	462
Changes in operating assets and liabilities	99,967	137,526	(80,488)	(162,468)	(823)	(6,286)

Net cash provided by (used in) operating activities	89,821	120,848	(43,145)	(149,024)	(822)	17,678

Investing activities:
Capital expenditures for property and equipment	4	0	(4,043)	(4,295)	0	(8,334)
Investment in unconsolidated affiliates	0	0	0	(460)	0	(460)
Investment in development	0	0	(58)	0	0	(58)
Purchase of minority interest	0	0	0	(1,525)	0	(1,525)
(Increase) decrease in restricted cash	0	0	0	(2,126)	0	(2,126)

Net cash used in investing activities	4	0	(4,101)	(8,406)	0	(12,503)

Financing activities:
Principal payments on long-term debt	0	0	0	(5,857)	0	(5,857)
Payment of loan costs	(4)	(3)	0	(53)	0	(60)
Capital contributions	1,091	0	0	0	0	1,091
Advances from consolidating entities, net	(104,064)	(117,230)	52,447	168,025	822	0

Net cash (used in) provided by financing activities	(102,977)	(117,233)	52,447	162,115	822	(4,826)

Net increase in cash and cash equivalents	(13,152)	3,615	5,201	4,685	0	349
Cash and cash equivalents, beginning of period	23,340	3,909	(3,941)	4,467	0	27,775

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash and cash equivalents, end of period	$10,188	$7,524	$1,260	$9,152	$0	$28,124

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

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2011

Predecessor

(As revised, dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(19,713)	$(10,236)	$21,874	$(4,087)	$(7,569)	$(19,731)
Adjustment to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	303	1,371	25,486	26,663	0	53,823
Bad debt expense	0	0	(13)	42	0	29
Non-cash employee compensation and professional fee expense	0	0	2,252	0	0	2,252
Loss on disposition of assets	0	0	137	1,376	0	1,513
Gain on disposition of property included in discontinued operations	0	0	0	(6,667)	0	(6,667)
Equity in unconsolidated affiliates	10,236	(17,805)	0	13	7,569	13
Deferred tax expense	208	0	0	0	0	208
Changes in operating assets and liabilities	2,433	(679)	(3,921)	(405)	0	(2,572)

Net cash (used in) provided by operating activities	(6,533)	(27,349)	45,815	16,935	0	28,868

Investing activities:
Capital expenditures for property and equipment	0	0	(3,515)	(5,808)	0	(9,323)
Loan repayment from unconsolidated affiliate	0	0	0	807	0	807
Investment in development	0	0	(422)	0	0	(422)
Proceeds from sale of a discontinued operation	0	0	0	4,200	0	4,200
Proceeds from sale of assets	0	0	0	2	0	2
(Increase) decrease in restricted cash	(1,001)	0	0	724	0	(277)

Net cash used in investing activities	(1,001)	0	(3,937)	(75)	0	(5,013)

Financing activities:
Principal payments on long-term debt	0	1,532	(33)	(83,060)	0	(81,561)
Proceeds from issuance of long-term debt	0	0	0	56,000	0	56,000
Payment of loan costs	(111)	(123)	0	(1,281)	0	(1,515)
Advances from consolidating entities, net	7,637	17,752	(40,703)	15,314	0	0

Net cash provided by (used in) financing activities	7,526	19,161	(40,736)	(13,027)	0	(27,076)

Net increase in cash and cash equivalents	(8)	(8,188)	1,142	3,833	0	(3,221)
Cash and cash equivalents, beginning of period	10,047	24,168	(328)	3,101	0	36,988

Cash and cash equivalents, end of period	$10,039	$15,980	$814	$6,934	$0	$33,767

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2010

Predecessor

(As revised, dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(57,323)	$(49,118)	$4,359	$(32,949)	$77,699	$(57,332)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	153	940	30,356	27,018	0	58,467
Bad debt expense	0	0	145	81	0	226
Asset impairment loss	0	0	0	18,741	0	18,741
Non-cash employee compensation and professional fees expense	0	0	2,664	0	0	2,664
Loss on disposition of assets	0	0	9	9	0	18
Equity in unconsolidated affiliates	49,118	28, 581	0	639	(77,699)	639
Deferred tax benefit	(94)	0	0	0	0	(94)
Changes in operating assets and liabilities	1,645	6,930	(2,446)	(346)	0	5,783

Net cash (used in) provided by operating activities	(6,501)	(12,667)	35,087	13,193	0	29,112

Investing activities:
Capital expenditures for property and equipment	0	0	(4,142)	(4,541)	0	(8,683)
Loan repayment from unconsolidated affiliate	0	0	0	1,715	0	1,715
Investment in development	0	0	(517)	0	0	(517)
Proceeds from sale of assets	0	0	0	19	0	19
Cash acquired in acquisition of Creative Kingdoms, LLC	0	0	0	324	0	324
Decrease (increase) in restricted cash	0	0	4,430	(1,766)	0	2,664

Net cash (used in) provided by investing activities	0	0	(229)	(4,249)	0	(4,478)

Financing activities:
Principal payments on long-term debt	0	1,124	(214,865)	(3,369)	0	(217,110)
Proceeds from issuance of long-term debt	0	219,298	0	39	0	219,337
Payment of loan costs	49	(8,887)	(1,836)	(112)	0	(10,786)
Advances from consolidating entities, net	11,476	(189,238)	183,105	(5,343)	0	0

Net cash provided by (used in) financing activities	11,525	22,297	(33,596)	(8,785)	0	(8,559)

Net increase in cash and cash equivalents	5,024	9,630	1,262	159	0	16,075
Cash and cash equivalents, beginning of period	5,023	14,538	(1,590)	2,942	0	20,913

Cash and cash equivalents, end of period	$10,047	$24,168	$(328)	$3,101	$0	$36,988

18. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

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

The following tables present the effect of this correction on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Equity and Statements of Cash Flows for all Predecessor periods affected:

	As Previously Reported	Adjustment	As Revised
December 31, 2011
Consolidated Balance Sheet
Other current assets	$4,194 *	$(955)	$3,239 *
Total current assets	58,025	(955)	57,070
Other assets	26,049	(5,493)	20,556
Total assets	711,322	(6,448)	704,874
Deferred tax liability	0	11,907	11,907
Total liabilities	569,471	11,907	581,378
Accumulated deficit	(262,959)	(18,355)	(281,314)
Total Great Wolf Resorts, Inc. stockholders’ equity	141,880	(18,355)	123,525
Total equity	141,851	(18,355)	123,496
Total liabilities and equity	711,322	(6,448)	704,874

* Restricted cash was presented separately in the current year and the prior year presentation was conformed to the current year presentation.

Year Ended December 31, 2011
Consolidated Statement of Operations
Income tax expense	$7,086	$(5,954)	$1,132
Equity in loss of unconsolidated affiliates, net of tax	18	(5)	13
Net loss from continuing operations	(32,324)	5,959	(26,365)
Net loss	(25,690)	5,959	(19,731)
Net income attributable to noncontrolling interest, net of tax	(27)	9	(18)

	As Previously Reported	Adjustment	As Revised
Net loss attributable to Great Wolf Resorts, Inc.	(25,663)	5,950	(19,713)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(1.03)	$0.19	$(0.84)
Income from discontinued operations, net of tax	0.21	0.00	0.21

Basic and diluted loss per common share	$(0.82)	$0.19	$(0.63)

Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	$(25,663)	$5,950	$(19,713)
Accumulated deficit	(262,959)	(18,355)	(281,314)
Consolidated Statement of Cash Flow
Net loss	$(25,690)	$5,959	$(19,731)
Deferred tax expense	6,167	(5,959)	208

	As Previously Reported	Adjustment	As Revised
Year Ended December 31, 2010
Consolidated Statement of Operations
Income tax expense (benefit)	$(5,403)	$6,188	$785
Equity in loss of unconsolidated affiliates, net of tax	576	72	648
Net loss from continuing operations	(50,563)	(6,260)	(56,823)
Discontinued operations, net of tax	455	54	509
Net loss	(51,018)	(6,314)	(57,332)
Net loss attributable to Great Wolf Resorts, Inc.	(51,009)	(6,314)	(57,323)
Loss per share of common stock basic and diluted:
Loss from continuing operations, net of net income attributable to noncontrolling interest, net of tax	$(1.63)	$(0.20)	$(1.83)
Loss from discontinued operations, net of tax	(0.02)	0.00	(0.02)

Basic and diluted loss per common share	$(1.65)	$(0.20)	$(1.85)

Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	$(51,009)	$(6,314)	$(57,323)
Accumulated deficit	(237,296)	(24,305)	(261,601)
Consolidated Statement of Cash Flow
Net loss	$(51,018)	$(6,314)	$(57,332)
Deferred tax expense	(6,408)	6,314	(94)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified pursuant to the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of 2012. In making this evaluation, we necessarily applied our judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2012.

Conclusion

Management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

THE BOARD OF DIRECTORS

The following table sets forth the names, ages, positions held and business experience of the Company’s directors as of March 1, 2013.

AARON J. STONE, age 40

Mr. Stone has been a member of our board of directors since the consummation of the merger in May 2012. Mr. Stone is a senior partner of Apollo, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 16 years of experience financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, was instrumental in his selection as a member of our board of directors. Mr. Stone also serves on the board of directors of CORE Entertainment Holdings, Inc. Mr. Stone was on the board of directors of AMC Entertainment Inc., from December 2004 to August 2012; Connections Academy, LLC, from September 2004 to November 2011; Hughes Communications, Inc., from December 2005 to June 2011; Hughes Telematics, Inc., from March 2009 to July 2012; Mobile Satellite Ventures, L.P., from June 2005 to November 2008; Parallel Petroleum, LLC, from October 2009 to December 2011and SkyTerra Communications, from June 2005 to November 2008.

Committees: Audit; Compensation

JAMES P. CHAMBERS, age 27

Mr. Chambers has been a member of our board of directors since the consummation of the merger in May 2012. Mr. Chambers is a principal at Apollo. Mr. Chambers joined Apollo in 2009 and has focused on private equity investments across a wide range of industries. Prior to that time, Mr. Chambers was a member of the Consumer and Retail Group in the Investment Banking Division of Goldman, Sachs & Co where he advised a number of companies on a variety of strategic transactions and capital raising activities. Mr. Chambers also serves on the board of directors of Veritable Maritime Holdings, LLC and Principal Maritime Holdings, LLC. Mr. Chambers graduated from Duke University with an AB in Political Science and a certificate in Markets and Management studies.

Committees: Audit; Compensation

SCOTT I. ROSS, age 33

Mr. Ross has been a member of our board of directors since the consummation of the merger in May 2012. Mr. Ross is a partner of Apollo. Mr. Ross joined Apollo and has been employed by Apollo since 2004 (except for the period from August 2008 until September 2009 when he was employed by Shumway Capital Partners). Prior to 2004, Mr. Ross was a member of the Fixed Income, Currencies and Commodities Division and then a member of the Merchant Banking Division of Goldman, Sachs & Co. Mr. Ross also serves on the Board of Directors of EVERTEC, Inc. and EVERTEC Group, LLC. Mr. Ross has significant experience in making and managing private equity investments on behalf of Apollo and over ten years of experience in financing, analyzing and investing in public and private companies.

Committees: Audit (Chair); Compensation (Chair)

KIMBERLY K. SCHAEFER, age 47	Ms. Schaefer has served as our Chief Executive Officer since January 2009, and was elected to our Board of Directors in February 2009. She previously served as our Chief Operating Officer since 2005, and also our Chief Brand Officer since we commenced operations in 2004. From 1997 until completion of the our initial public offering in 2004, Ms. Schaefer served as Senior Vice President of Operations of The Great

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
Committees: None

ALLEN R. WEISS, age 58	Mr. Weiss has been a member of the Company’s Board of Directors since August 2012. Mr. Weiss served as President of Worldwide Operations for the Walt Disney Parks and Resorts business of The Walt Disney Company from 2005 until his retirement in 2011. Prior to that, Mr. Weiss served in a number of roles for The Walt Disney Company since 1972, including most recently as President of Walt Disney World Resort, Executive Vice President of Walt Disney World Resort and Vice President of Resort Operations Support. Mr. Weiss also serves on the board or council of a number of community and civic organizations.
Committees: None

THE NAMED EXECUTIVE OFFICERS

Ms. Schaefer is an executive officer and director and her biographical information is set forth under “The Board of Directors.” The names, positions, business experience, terms of office and ages of our other executive officers are as follows:

TIMOTHY D. BLACK, age 47	Mr. Black has served as Executive Vice President and Chief Operating Officer of the Company since October 2012. Mr. Black previously served as our Executive Vice President of Operations since January 2009, as our Senior Vice President of Operations since June 2008, and as our Regional Vice President of Operations from December 2005 through June 2008. From October 2004 through December 2005, Mr. Black served as the General Manager of our Great Wolf Lodge resort located in Lake Delton, Wisconsin. Prior to that, Mr. Black spent eighteen years at Six Flags Theme Park in various senior management positions, serving most recently as Vice President and General Manager of Six Flags Great America from August 2003 through October 2004.

JAMES A. CALDER, age 50	Mr. Calder has served as our Chief Financial Officer since we commenced operations in May 2004. From 1997 to 2004, Mr. Calder served in a number of management positions with Interstate Hotels & Resorts, Inc., a public company, and its predecessor company, serving most recently as chief financial officer. Additionally, from 2001 to 2002, Mr. Calder served as chief accounting officer of MeriStar Hospitality Corporation, a public company. Mr. Calder holds a B.S. degree in Accounting from The Pennsylvania State University. Mr. Calder is a certified public accountant, is president and treasurer of the Thomas W. Hetrick Memorial Scholarship Fund, a private, non-profit organization, and is treasurer of Harvest Resources Associates, LLC, a private organization.

ALEXANDER P. LOMBARDO, age 44	Mr. Lombardo has served as our Treasurer since 2004. From 1998 to 2004, Mr. Lombardo served in a number of positions with Interstate Hotels & Resorts, Inc., a public company, and its predecessor company, serving most recently as vice president of finance. Additionally, from 1998 to 2002, Mr. Lombardo served in a number of positions with MeriStar Hospitality Corporation, a public company, serving most recently as assistant treasurer. From 1996 to 1998, Mr. Lombardo served as cash manager of ICF Kaiser International, Inc., a public company.

Mr. Lombardo holds a B.B.A. degree from James Madison University.

J. SCOTT MAUPIN, age 41	Mr. Maupin has served as our Senior Vice President of Operations since January 2012. Mr. Maupin previously served as our Regional Vice President of Operations since 2008. From 2007 to 2008, Mr. Maupin served as General Manager of our Great Wolf Lodge resort located in Lake Delton, Wisconsin. Prior to that, Mr. Maupin served 16 years at Six Flags Theme Parks, Inc. and Premier Parks, Inc., both public companies, in various senior and operational management positions, serving most recently as President of The Six Flags Great Escape Lodge and Indoor Waterpark as well as The Great Escape theme park from 2004-2007.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, executive officers and any persons beneficially owning more than 10% of a registered class of our equity securities are required to report their ownership and any changes in that ownership to the SEC. These persons are also required by SEC rules and regulations to furnish us with copies of these reports. The SEC has established due dates for these reports, and we are required to report in this information statement any failure to timely file these reports by those due dates by our directors and executive officers during 2012.

Based solely upon our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that all of these filing requirements were satisfied by our directors and executive officers and all persons beneficially owning more than 10% of a registered class of our equity securities during 2012.

Audit Committee

Our Board of Directors has established an Audit Committee, which as of December 31, 2012 consisted of Messrs. Chambers, Ross, and Stone, with Mr. Ross serving as its chairman.

Our Audit Committee operates under a written charter adopted by our Board of Directors. A copy of this charter is available on our Web site under “Investor Relations” at greatwolf.com. Among other duties, this committee:

•	Reviews and discusses with management and our independent auditor our financial reports, financial statements and other financial information;

•

If we become subject to the SEC filing requirement with respect to management’s report on internal control over financial reporting and the independent auditor’s attestation thereof, reviews and discusses with management and our independent auditor such report and attestation prior to the filing of our Form 10-K;

•	Is directly responsible for the appointment, retention, compensation and oversight of our independent registered public accounting firm;

•

Reviews and discusses with our independent auditor their reports regarding critical accounting policies and practices to be used; all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditor; and other material written communications between the independent auditor and management;

•	Approves all professional services provided by our independent auditor;

•	Evaluates the qualifications, performance and independence of our independent auditor;

•	Obtains and reviews a statement from our independent auditor regarding their fees billed for audit and non-audit services; and

•

Reviews and discusses with management and the our independent auditor any major issues as the scope of the annual audit, the adequacy of our internal controls, any special audit steps adopted in light of material control deficiencies and the adequacy of disclosures about changes in internal control over financial reporting.

Our Audit Committee met four times in 2012.

Availability of Corporate Governance Materials.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s principal executive officer and the Company’s principal financial officer (who is also the Company’s principal accounting officer). Parties may view our corporate governance materials, including the charters of our Audit Committee and our Compensation Committee, and our Code of Business Conduct and Ethics, on our Web site under “Investor Relations” at greatwolf.com.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee oversees our compensation program for our senior executives, including our Named Executive Officers (NEOs). The Compensation Committee’s responsibilities include:

•	Recommending to the Board for approval our general compensation philosophy and objectives,

•

Reviewing and approving our goals and objectives relevant to the compensation of our CEO, and evaluating the CEO’s performance in light of those goals and objectives, determining the CEO’s compensation level, and making recommendations with respect to the CEO’s equity compensation,

•	Approving all non-equity compensation for non-CEO executive officers and making recommendations with respect to all equity-based compensation for non-CEO executive officers,

•	Approving all employment agreement, severance agreements, consulting agreements, change in control provisions and agreements and similar arrangements providing for payments to executive officers,

•

Reviewing and making recommendations to the Board with respect to non-equity incentive compensation plans, policies and benefit programs for employees generally, and overseeing the activities of the individuals and committees responsible for administering these plans,

•	Reviewing and making recommendations to the compensation committee of K-9 Holdings, Inc., our parent company, with respect to equity-based compensation and equity-based plans,

•	Reviewing and discussing with management the disclosures made in Compensation Discussion and Analysis prior to the filing of our annual report on Form 10-K,

•	Reviewing and assessing the adequacy of the Compensation Committee’s charter and recommending any proposed changes to the Board for approval,

•	Reviewing and making recommendations to the Board with respect to stock ownership guidelines for the CEO and other executive officers and monitoring compliance with such guidelines,

•	Overseeing the risk assessment of our compensation arrangements applicable to our executive officers and other employees,

•	Reviewing and making recommendations to the Board with respect to the non-equity components of compensation for members of the Board,

•	Developing a succession plan for senior management and the CEO, and

•

Reviewing and approving any additional services to be performed for us by a compensation consultant retained to provide advice or recommendations on the form or amount of compensation for executives and/or members of the Board.

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

Each member of the Compensation Committee is a non-employee director as defined in the Compensation Committee’s charter.

General Compensation Policy/Philosophy

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

Our overall executive compensation philosophy is based on a pay-for-performance model. In general, our executive compensation is structured to reward performance through a combination of competitive base salaries coupled with cash-based and equity-based incentives. The “at risk” components of our executive compensation (cash annual incentives and equity-based long-term incentives) are designed to provide incentives that are predicated on us and/or the NEO meeting or exceeding predefined goals.

We believe that the performance goals and incentive plan structures generally established under our annual and long-term incentive programs would not contribute to excessive risk by our senior executives or employees. The approved goals under our incentive programs are consistent with our financial operating plans and strategies, and these programs are discussed and reviewed by the Compensation Committee. Our compensation systems are balanced, rewarding both short-term and long-term performance. Our results are largely team oriented rather than individually focused, and tied to measurable factors that are both transparent to the Board and drivers of their returns. The Compensation Committee is actively engaged in setting compensation systems, monitoring these systems during the year and using discretion in making rewards, as necessary. As a result of the procedures and practices described above, the Compensation Committee believes that our compensation policies and practices for our employees do not encourage risk taking that is reasonably likely to have a material adverse effect on us.

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

At December 31, 2012, our NEOs were:

•	Kimberly K. Schaefer, Chief Executive Officer (Principal Executive Officer)

•	Timothy D. Black, Executive Vice President of Operations

•	James A. Calder, Chief Financial Officer (Principal Financial Officer)

•	Alexander P. Lombardo, Treasurer

•	J. Scott Maupin, Senior Vice President of Operations

2012 Executive Officer Compensation

For 2012, the Compensation Committee in place prior to the Merger used as a reference tool the overall compensation structure recommendations for our NEOs (other than for Mr. Maupin) developed for 2010-2012 by FPL Associates Compensation (FPL), an independent compensation consultant. In 2009, the Compensation Committee engaged FPL to assist the Compensation Committee in determining appropriate fiscal year 2010 compensation for certain of our NEOs, as well as an appropriate structure for long-term incentive compensation for the period 2010-2012. FPL conducted for the Compensation Committee an executive benchmarking analysis of a competitive peer group of 11 public companies that competed with us for talent, investment dollars and/or business. Based on that analysis and discussions with the Compensation Committee, FPL made executive compensation recommendations for certain of our NEOs in a report to the Compensation Committee, of appropriate levels of:

•	Base salary,

•	Annual cash incentives, and

•	Long-term incentive compensation.

The structure and amounts of the base salary, annual incentives and long-term incentives compensation components for all NEOs other than Mr. Maupin for 2012 as detailed in this Compensation Discussion and Analysis were initially based on the final recommendations of FPL in its report. Following the Merger in May 2012, however, we modified certain components of the long-term incentives structure for our NEOs, as described further below.

Competitive Peer Group

The competitive peer group FPL used in its report included primarily companies that were focused on operating within the public hospitality / leisure sectors as the foundation for our compensation practices. Those peer group companies included ones that:

•	Owned and operated local / regional / national family entertainment facilities dependent on discretionary consumer spending,

•	Owned and/or operated branded hotels or resorts, and/or

•	Licensed branded hospitality locations.

These companies owned and/or operated facilities such as theme parks, meeting and convention resorts, nationally-branded hotels, cruise lines, timeshare resorts, spas and movie theaters. The peer group consisted of the following companies:

Cedar Fair, L.P.	Silverleaf Resorts, Inc.
Gaylord Entertainment Company, Inc.	Six Flags, Inc.
LaSalle Hotel Properties, Inc.	Steiner Leisure Limited
The Marcus Corporation	Strategic Hotels & Resorts, Inc.
Red Lion Hotels Corporation	Vail Resorts, Inc.
Royal Caribbean Cruises, Ltd.

Executive Compensation Structure

Utilizing the information in FPL’s report and other benchmarking data, the Compensation Committee in place prior to the Merger approved total remuneration for executive compensation for NEOs other than Mr. Maupin for 2012 structured as follows:

•	Base salaries at a level commensurate with each executive’s role / responsibilities, tenure and other factors, referenced to median market practices.

•	Short-term incentive compensation consisting of annual cash incentive bonuses based on specified threshold, target and high earnings levels, defined as follows:

•

Threshold performance – solid achievement but falls short of expectations. Would be considered less than meeting a budget plan. This represents the minimum level of performance that must be achieved before any bonus will be earned.

•	Target performance – achievement that normally signifies meeting business objectives. In many situations, represents budget level performance, and

•	High performance – significant achievement that would be considered upper-tier or exceptional performance by industry standards.

•	Long-term incentive compensation in the form of restricted stock grants based on specified threshold, target and high earnings levels, consisting of:

•	Annual equity grants with performance metrics and/or

•	Multi-year program equity grants with performance metrics and/or time-based vesting.

Following the Merger in May 2012, the Compensation Committee modified the long-term incentive compensation structure to consist of:

•	Time-based restricted stock grants for certain NEOs and

•	Stock options that included both time-based and performance-based vesting features for certain NEOs.

For 2012, the Compensation Committee designed annual cash incentives and long-term incentives for NEOs other than Mr. Maupin that created an overall compensation program that can provide for superior compensation when primary Company-wide financial goals and individual performance goals are met or exceeded, and, conversely, total compensation below competitive levels when such goals are not met. For Mr. Maupin, the Compensation Committee felt a total compensation structure that was less likely to provide total compensation significantly above or below competitive levels was appropriate, due to other executive officers having broader responsibilities for overseeing our overall performance.

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

The Compensation Committee reviewed the salaries for our NEOs other than Mr. Maupin in December 2011; Mr. Maupin’s base salary was reviewed in February 2012. As part of those reviews, the Compensation Committee considered, among other items, base salary benchmarking data in FPL’s report for individuals with similar levels of responsibility at the Company’s peer group companies, and FPL’s recommendation that the Company focus relative salary comparisons against the 25th percentile and median values of the peer group information. As a result of these reviews, base salaries established for 2012 and the percentage increase from prior base salaries are shown below:

Name	2012 Base Salary ($)	Increase From Prior Base Salary (%)

Ms. Schaefer	561,000	2.0
Mr. Black	319,770	2.0
Mr. Calder	392,700	2.0
Mr. Lombardo	204,000	2.0
Mr. Maupin	275,000	7.8

Annual Cash Incentive

For NEOs other than Mr. Maupin

For these NEOs, annual cash incentives exist in the form of bonuses as a means of linking compensation to objective performance criteria that are within the control of the NEOs. Consistent with the guidelines in FPL’s report, at the beginning of each year, the Compensation Committee establishes a potential bonus amount range for each executive and identifies performance targets for each NEO to meet in order to receive the full bonus. The range incorporates the threshold, target and high (maximum) performance concepts as described above in “2012 Executive Officer Compensation.”

Our annual incentive program utilizes multiple aspects or dimensions of performance to establish a “line-of-sight” between the individual and the reward. The emphasis on one dimension versus another depends on the level and type of position. Three dimensions we consider in the annual incentive program for these NEOs are:

Corporate – overall corporate performance is the primary dimension for executive and senior management.

Department / Business Unit – refers to key functional areas. This dimension is utilized to link individuals to the performance of their collective work group and is intended to foster cooperation, and

Individual – refers to specific goals and objectives developed for each individual participant.

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

The Compensation Committee employs clearly defined, objective measures of performance to support the annual cash incentive awards for our NEOs. Within the annual incentive award component of the compensation program, performance measures are often based on operational / financial initiatives as well as individual /subjective performance, providing a balance with long-term incentive award components, which are generally primarily tied to value creation.

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

As part of its report for the Compensation Committee, FPL recommended a structure for annual cash incentives for our NEOs that provided for threshold, target and maximum levels of opportunity, as discussed above. The Compensation Committee considered annual cash incentive benchmarking data in FPL’s report for individuals with similar levels of responsibility at the Company’s peer group companies, including recommended amounts (expressed as a percentage of each NEO’s base salary) for threshold, target and maximum levels of performance, and FPL’s recommendations for each NEO’s annual cash incentive structure. Based primarily on the recommendations of FPL in its report, the Compensation Committee established overall threshold, target and maximum annual incentive opportunities for our NEOs for 2012, expressed as a percentage of each executive’s 2012 base salary, as follows:

	2012 Annual Incentive Opportunity
	Threshold		Target		Maximum
Name	(%)	($)	(%)	($)	(%)	($)

Ms. Schaefer	50.0	280,500	100.0	561,000	150.0	841,500
Mr. Black	33.3	106,590	66.7	213,180	100.0	319,770
Mr. Calder	40.0	157,080	80.0	314,160	120.0	471,240
Mr. Lombardo	16.7	34,000	33.3	68,000	50.0	102,000

For 2012, the annual cash incentive amounts awarded to our NEOs were subject to a number of performance objectives, including:

•	Our Company achieving certain levels of Adjusted EBITDA for 2012, and

•

The individual achieving certain individual, business unit and/or departmental performance goals in 2012, as determined by the Compensation Committee. Examples of the types of management performance goals established for 2012 included:

•	Achieving target levels of RevPAR growth for our resorts.

•	Accessing capital markets to refinance near-term debt maturities.

•	Securing financing for the Company’s future development projects.

•	Signing letters of intent for future management and/or licensing opportunities.

•	Identifying and working with potential equity partners to create a joint venture structure to acquire and convert an existing full-service hospitality property to a Great Wolf Lodge resort.

•	Improving the operating results of our subsidiary Creative Kingdoms, LLC, a developer of experiential gaming products.

•

Performance by our NEOs in connection with the acquisition of our Company by K-9 Holdings in 2012 and efforts by the NEOs to integrate the Company’s operations, policies, procedures and reporting to requirements of the Company’s parent company following that acquisition.

The threshold, target and maximum amounts for the financial measure performance objective (Adjusted EBITDA) for 2012 were as follows:

Financial Measure Performance Objective	Threshold ($)	Target ($)	Maximum ($)

Adjusted EBITDA	82.7 million	87.0 million	91.4 million

The relative weightings for the performance objectives were primarily based on the recommendations of FPL in its report. For 2012, the Compensation Committee, in consultation with our CEO, reviewed and approved the performance criteria and weighting of those criteria for each NEO. The weightings of the performance criteria may vary among the NEOs by position due to functional accountability, responsibility and other factors the Compensation Committee deems relevant. For 2012, weightings for our NEOs and corresponding maximum bonus amounts available for each bonus measure were as follows:

	Cash Bonus Performance Objectives
	Adjusted EBITDA		Individual, Business Unit and/or Departmental Performance Goals
Name	Weighting (%)	Maximum Bonus Amount Available ($)	Weighting (%)	Maximum Bonus Amount Available ($)

Ms. Schaefer	50.0	420,750	50.0	420,750
Mr. Black	75.0	239,828	25.0	79,942
Mr. Calder	50.0	235,620	50.0	235,620
Mr. Lombardo	25.0	25,500	75.0	76,500

For our NEOs, the Compensation Committee reviewed in February 2013 the level of Adjusted EBITDA we had achieved for 2012 and the success of each of those NEOs in achieving their specified individual, business unit and/or departmental performance goals in 2012 as discussed above. Based on that review:

•	We achieved Adjusted EBITDA of $89.2 million.

•	The Compensation Committee determined the individual/departmental goal achievements as follows: Ms. Schaefer – 100%; Mr. Black – 100%; Mr. Calder – 72%; and Mr. Lombardo – 100%.

•	The Compensation Committee awarded additional discretionary cash bonus amounts, as follows: Ms. Schaefer – $25,000; Mr. Black – $75,000; and Mr. Lombardo – $14,060.

Also, the cash bonus amounts calculated for Ms. Schafer and Mr. Black were reduced by $250,000 and $125,000, respectively, in accordance with the terms of their employment agreements.

Based on the level of achievement of the various financial and other factors for 2012 as described above, the NEOs earned the following amounts for the various performance objectives:

Cash Bonus Performance Objective	Ms. Schaefer	Mr. Black	Mr. Calder	Mr. Lombardo

Adjusted EBITDA:
• Maximum Bonus Amount	$420,750	$239,828	$235,620	$25,500
• % earned	83.1%	83.1%	83.1%	83.1%
• Bonus Amount Earned	$349,780	$199,375	$195,876	$21,190
Individual, Business Unit and/or
Departmental Goals:
• Maximum Bonus Amount	$420,750	$79,942	$235,620	$76,500
• % earned	100.0%	100.0%	72.0%	100.0%
• Bonus Amount Earned	$195,749 (1)	$29,942	$170,594 (1)	$76,500 (1)
Total Bonus Amount Earned	$545,529	$229,317	$366,470	$111,750
• % of Base Salary	97.2%	71.7%	93.3%	54.8%

(1)	Amount includes additional discretionary cash bonus award amounts and reductions in accordance with the terms of employment agreements as described above.

For Mr. Maupin

For 2012, the maximum annual incentive opportunity established for Mr. Maupin was 40.0% of base salary. For Mr. Maupin, annual cash incentives for 2012 existed in the form of a bonus available based on achieving individual and/or departmental performance goals in 2012, as determined by the Compensation Committee. Based on the Compensation Committee’s determination, Mr. Maupin was awarded a total bonus amount of $80,000 for 2012.

Long-Term Incentive Compensation

Prior to the Merger, for our NEOs other than Mr. Maupin, the long-term incentive component of executive compensation was targeted toward providing rewards for long-term performance. The Compensation Committee believes that long-term incentives are important to motivate and reward these executives for maximizing stockholder value. Prior to the Merger in May 2012, long-term incentives were provided primarily by grants of stock under our 2004 Incentive Stock Plan, which was administered by the Compensation Committee. The purpose of our 2004 Incentive Stock Plan was to assist us in recruiting and retaining key employees, by enabling such persons to participate in the future success of our Company, and to align their interests with those of our stockholders.

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

For 2012, the Compensation Committee approved maximum long-term, stock-based incentive compensation amounts for the NEOs other than Mr. Maupin. The stock-based compensation amounts consisted of shares of our Common Stock subject to time-based vesting over three / four years.

Establishing 2012 Award Amounts – Prior to the Merger

Stock-based compensation for 2012 for our NEOs other than Mr. Maupin consisted of annual equity grant (AEG) amounts and/or multi-year program equity grant (MYPEG) amounts. The process in establishing the number of shares awarded as stock-based compensation to the NEOs as AEGs and MYPEGs for 2012 involved five steps, as follows:

•

First, as part of its report for the Compensation Committee, FPL recommended a structure for long-term incentives for our NEOs that provided for maximum levels of annual opportunity from stock-based compensation. The Compensation Committee considered stock-based compensation benchmarking data in FPL’s report for individuals with similar levels of responsibility at the Company’s peer group companies, including recommended amounts (expressed as a percentage of each NEO’s base salary) for maximum levels of performance, and FPL’s recommendations for each NEO’s stock-based compensation structure. Based on the benchmarking data and recommendations by FPL in its reports, we computed the maximum annual dollar value of stock-based compensation (that is, the sum of an NEO’s AEG amount and one year of MYPEG amount) as a percentage of each NEO’s January 1, 2012 base salary. Applicable percentages and the resulting maximum annual dollar value amounts were as follows:

Name	January 1, 2012 Base Salary ($)	Percentage of Base Salary Used to Compute Maximum Annual Dollar Value (%)	Maximum Annual Dollar Value ($)

Ms. Schaefer	561,000	225.0	1,262,250
Mr. Black	319,770	112.5	359,741
Mr. Calder	392,700	150.0	589,050
Mr. Lombardo	204,000	75.0	153,000

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

	AEG Award Maximum Amount		One Year of MYPEG Award Maximum Amount
Name	(%)	($)	(%)	($)

Ms. Schaefer	60.0	757,350	40.0	504,900
Mr. Black	60.0	215,845	40.0	143,896

Mr. Calder	60.0	353,430	40.0	235,620
Mr. Lombardo	100.0	153,000	—	—

•

Third, for each NEO, the total maximum dollar value of stock-based compensation awards amount listed above was then converted to a maximum number of shares to be awarded by dividing (a) the maximum dollar value amount by (b) $2.90, the closing price of our Common Stock on NASDAQ on December 31, 2011. Based on this conversion, the maximum number of shares to be awarded to each NEO was as follows:

Name	AEG Award (#)	MYPEG Award (#)	Total (#)

Ms. Schaefer	261,155	174,103	435,258
Mr. Black	74,429	49,619	124,048
Mr. Calder	121,872	81,248	203,120
Mr. Lombardo	52,759	—	52,759

•	Fourth, for each NEO to be awarded AEGs for 2012, we determined the performance factors that would determine the amount of AEG shares ultimately earned by each NEO. Those factors were:

•

A portion of the AEG award amount was earned based on our Common Stock performance in calendar year 2012 relative to the Russell 2000 stock index total return in calendar year 2012. Under this performance criterion, an individual earned:

•	No award under this performance criterion if our stock performance for 2012 was less than 80% of the Russell 2000 stock index’s performance.

•

A portion of his or her total potential award amount if our stock performance for 2012 was 80% or greater than the performance of the Russell 2000 stock index but less than 120% of the performance of the Russell 2000 stock index; and

•	The full portion amount of his or her award amount if our stock performance for 2012 was greater than 120% of the Russell 2000 stock index’s performance.

•

A portion of the award amount was earned based on the individual achieving certain individual, business unit and/or departmental performance goals in 2012, as determined by the Compensation Committee. These performance goals were similar to those described above under “Annual Cash Incentive.”

The relative weightings for the performance factors were determined by the Compensation Committee primarily based on the recommendations of FPL in its report. Weightings for the performance factors for our NEOs for the 2012 AEG awards were as follows:

	AEG Award Factor
	Relative Common Stock Performance		Individual, Business Unit and/or Departmental Performance Goals
Name	Weighting (%)	Maximum Share Award (#)	Weighting (%)	Maximum Share Award (#)

Ms. Schaefer	75.0	195,866	25.0	65,289
Mr. Black	75.0	55,822	25.0	18,607
Mr. Calder	75.0	91,404	25.0	30,468
Mr. Lombardo	75.0	39,569	25.0	13,190

•	Fifth, for each NEO to be awarded MYPEGs in 2012, we determined the performance factors that would determine the amount of MYPEG ultimately earned by each NEO. Those factors were:

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

The relative weightings for the performance factors were determined by the Compensation Committee primarily based on the recommendations of FPL in its report. Weightings for the performance factors for our NEOs for the 2012 MYPEG awards were as follows:

	MYPEG Award Factor
	Relative Common Stock Performance		Absolute Common Stock Performance		Time-Based
Name	Weighting (%)	Maximum Share Award (#)	Weighting (%)	Maximum Share Award (#)	Weighting (%)	Maximum Share Award (#)

Ms. Schaefer	37.5	65,289	37.5	65,289	25.0	43,526
Mr. Black	37.5	18,607	37.5	18,607	25.0	12,405
Mr. Calder	37.5	30,468	37.5	30,468	25.0	20,312

Also, since the Compensation Committee had previously elected to issue all time-based number MYPEG shares for the entire 2010-2012 performance period in 2010, none of the time-based shares listed in the immediately preceding table were issued in 2012.

Note that the number of shares NEOs eventually earn under MYPEG awards made in 2012 would only be determined at the end of the 2010-2012 performance period. Any shares earned under the MYPEG awards would vest 50% on December 31, 2012 and 50% on December 31, 2013.

The vesting of awards under the 2012 AEGs and MYPEGs are affected by certain termination events (namely, termination without cause (by the Company), termination for good reason (by the NEO), death or disability) as summarized in the charts below:

Type of 2012 AEG	Termination Scenario
	Absent a Change in Control	Following a Change in Control
Award related to relative GWR Common Stock performance	Participant would be entitled to a pro-rated amount of award, based upon the performance up until the time of the triggering termination event.	Participant would be entitled to the greater of (a) shares at a Target level of performance or (b) shares based upon the performance up until the time of the termination triggering event.
Award related to individual / departmental objectives	All shares are forfeited.

Type of 2012 MYPEG	Termination Scenario
	Absent a Change in Control	Following a Change in Control
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

Establishing 2012 Award Amounts – Subsequent to the Merger

In August 2012, we granted 25,000 and 12,500 shares of common stock of K-9 Holdings to Ms. Schaefer and Mr. Black, respectively. Terms of those grants are as follows:

•	Grant date – August 13, 2012.

•	Vesting – shares vest on the date the executive is paid their cash bonus for fiscal year 2012, provided that the executive is employed by the Company or an affiliate on that vesting date.

•

Minimum bonus threshold – if the amount of cash bonus payable to the executive does not meet a threshold amount ($250,000 and $125,000 in the case of Ms. Schaefer and Mr. Black, respectively), then the executive will forfeit a number of shares with a fair market value equal to the amount of the shortfall below the threshold amount.

In August 2012, we also issued stock options of K-9 Holdings to certain of our NEOs. Terms of those options are summarized as follows:

•	Grant date – August 13, 2012.

•	Expiration date – August 13, 2022.

•	Option price – $10.00 per share.

•	Vesting – options consist of Tranche A, Tranche B and Tranche C Options, with vesting as follows:

•	Tranche A – vest and become exercisable in equal installment on each of the first five anniversaries of May 4, 2012.

•

Tranche B – vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 20% and a multiple of invested capital (MOIC) that equals or exceeds two, in each case, based on cash proceeds received by K-9 Holdings.

•

Tranche C – vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 25% and a MOIC that equals or exceeds three, in each case, based on cash proceeds received by K-9 Holdings.

•	Employment – an executive must be employed by the Company or an affiliate when a vesting parameter is achieved in order for options to be exercisable.

•

Post-termination exercisability – to the extent option are vested and exercisable at the time of an executive’s termination of employment, options remain exercisable following the termination of employment (a) for 1 year if the termination is due to death or disability or (b) for 90 days if the termination is due to any reason other than death or disability.

The number of options issued to the NEOs was as follows:

Option Tranche	Ms. Schaefer	Mr. Black	Mr. Lombardo	Mr. Maupin

Tranche A	189,481	71,462	5,414	13,535
Tranche B	189,481	71,461	5,413	13,534
Tranche C	189,481	71,461	5,413	13,534

Determining Amounts of 2012 AEG and MYPEG Awards Earned

In connection with the Merger in May 2012, all of the 2012 AEGs and MYPEGs were cancelled for no consideration.

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

Clawback Provision

In line with corporate governance best practices, in 2011 the Compensation Committee adopted a “clawback” policy that allows us to seek repayment of incentive compensation that was erroneously paid. The policy provides that if the Board determines that there has been a material restatement of publicly issued financial results from those previously issued to the public, the Board will review all bonus payments made to executive officers during the three-year period prior to the restatement on the basis of having met or exceeded specific performance targets. If such payments would have been lower had they been calculated based on such restated results, the Board will (to the extent permitted by governing law) seek to recoup the payments in excess of the amount that would have been paid based on the restated results. The clawback provision applied to bonus payments earned commencing fiscal 2011.

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

Employment Agreements

We have entered into employment agreements with Ms. Schaefer and Messrs. Black, Calder and Maupin. The following provisions apply to all NEO employment contracts:

•	Base salary – Subject to annual review and periodic increases, if any, as determined by the board of directors.

•	Annual bonus – Eligibility based on criteria determined by the board of directors.

•	Benefits – Eligible to participate in our benefit plans at identical participation costs offered to all of our other employees.

•	Business expenses – Eligible to have business expenses reimbursed, subject to reimbursement policies for all other employees.

•	Severance payments – Due under various termination scenarios.

•	Restrictive covenants – NEO subject to non-solicitation, non-competition non-disclosure and non-use of confidential information covenants subsequent to employment with the Company.

See “Potential Payment Upon Termination or Change of Control” below for a discussion of certain severance payments applicable under these agreements.

Change of Control and Severance Payments

Change of control provisions applicable to our NEOs are either “single trigger,” meaning that the change of control event alone triggers either a payment or an acceleration of certain rights, or “double trigger,” meaning that the change of control coupled with either (a) the officer’s termination from service other than for “cause” (as that term is defined in the applicable NEO’s agreement) or (b) for some NEOs, the officer’s resignation for “good reason” (as that term is defined in the applicable NEO’s agreement) within a certain period of the time before or after the change of control, triggers the payment or accelerated right.

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

The change of control provisions with regard to stock options subject to time-based vesting in our stock option agreements are single trigger, reflecting our intent that the NEOs have the ability to use those shares to vote upon any proposed transaction.

Under Mr. Calder’s employment agreement, we have agreed to make an additional tax gross-up payment to the executive if any amounts paid or payable to the executive would be subject to the excise tax imposed on certain so-called “excess parachute payments” under Section 4999 of the Internal Revenue Code. However, if a reduction in the payments and benefits of $25,000 or less would render the excise tax inapplicable, then the payments and benefits will be reduced by such amount, and we will not be required to make the gross-up payment.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table for 2012

The following Summary Compensation Table shows the compensation in 2012, 2011 and 2010 for our Chief Executive Officer (Principal Executive Officer), our Chief Financial Officer (Principal Financial Officer), and our other three most highly compensated named executive officers as of December 31, 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards (1)(2) ($)	Option Awards (1)(2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Kimberly K. Schaefer Chief Executive Officer	2012	561,000	250,000	3,260,968	545,529	58,383	4,675,880
	2011	550,000	822,243	—	768,750	58,383	2,199,376
	2010	550,000	1,309,658	—	577,088	52,856	2,489,602

James A. Calder Chief Financial Officer	2012	392,700	—	—	366,470	38,500	797,670
	2011	385,000	369,779	—	366,470	38,500	1,159,749
	2010	385,000	593,735	—	311,619	38,942	1,329,296

Timothy D. Black Chief Operating Officer	2012	319,770	125,000	1,229,850	229,317	32,444	1,936,381
	2011	313,500	267,076	—	332,310	30,476	943,361
	2010	313,500	376,798	—	242,727	32,258	965,283

Alexander P. Lombardo Treasurer	2012	204,000	—	93,164	111,750	21,746	430,660

Name and Principal Position	Year	Salary ($)	Stock Awards (1)(2) ($)	Option Awards (1)(2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
	2011	200,000	124,070	—	111,750	21,742	457,562
	2010	188,700	109,199	—	94,098	22,015	414,012

J. Scott Maupin(5) Senior Vice President of Operations	2012	274,231	—	232,926	80,000	25,419	612,576
	2011	255,000	26,875	—	90,000	25,392	397,267

(1)	Stock and Option Award amounts reported in the table above for 2012 consist of the following items:

Stock and Option Award Component	Ms. Schaefer	Mr. Black	Mr. Lombardo	Mr. Maupin
Restricted shares:
Fair value on grant date ($)	250,000	125,000	—	—
Shares granted (#)	25,000	12,500	—	—

Stock options – Tranche A:
Fair value on grant date ($)	1,188,046	448,067	33,946	84,864
Options granted (#)	189,481	71,462	5,414	13,535
Stock options – Tranche B:
Fair value on grant date ($)	1,068,673	403,040	30,529	76,332
Options granted (#)	189,481	71,461	5,413	13,534
Stock options – Tranche C:
Fair value on grant date ($)	1,004,249	378,743	28,689	71,730
Options granted (#)	189,481	71,461	5,413	13,534
Stock options – Totals:
Fair value on grant date ($)	3,260,968	1,229,850	93,164	232,926
Options granted (#)	568,443	214,384	16,240	40,603

Under generally accepted accounting principles, the fair value amounts of our grants of option awards are determined at their grant dates in accordance with FASB ASC Topic 718. That fair value amount as of the grant date is then expensed ratably over the vesting period of the stock awards. The amounts reflected in the table above, however, represent the full value of each entire grant as of the grant date, even though the expense for financial reporting purposes will be recorded ratably over the vesting period.

NOTE: In connection with the Merger in May 2012, all of the 2012 AEGs and MYPEGs that had been issued were cancelled for no consideration.

(2)	The value reported for Stock Awards and Option Awards for each executive is the aggregate grant date fair value for such awards in accordance with FASB ASC Topic 718. The assumptions for making the valuation determinations are set forth in the footnote or footnote sections to our financial statements captioned “Stock Based Compensation” or “Share-Based Compensation” in our consolidated financial statements. For additional information on these awards, see the Grants of Plan-Based Awards table, below.
(3)	This column includes amounts earned under our annual cash incentives bonus plan for 2012, 2011 and 2010, as discussed in the Compensation Discussion and Analysis above.
(4)	All Other Compensation consists of our contributions to executives’ accounts in our qualified 401(k) plan and our non-tax qualified deferred compensation plan, contributions to long-term care and disability insurance premiums, and separation payments to certain executives. Pursuant to SEC rules, perquisites and personal benefits are not reported for any executive officer for whom such amounts were less than $10,000 in aggregate for the fiscal year. Our contributions to the deferred compensation plan are also reported in the Nonqualified Deferred Compensation table below.

The following table details the components of each executive’s All Other Compensation for 2012:

Name	Year	Company Contributions to 401(k) Plan ($)	Company Contributions to Deferred Compensation Plan ($)	Company Contributions to Long-Term Care and Disability Plans ($)	Total ($)
Ms. Schaefer	2012	2,450	50,100	5,833	58,383
Mr. Calder	2012	4,900	33,600	—	38,500
Mr. Black	2012	2,450	26,450	3,544	32,444
Mr. Lombardo	2012	4,900	15,100	1,746	21,746
Mr. Maupin	2012	1,668	20,465	3,286	25,419

(5)	Mr. Maupin became an executive officer of the company in 2011.

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

2012 GRANTS OF PLAN-BASED AWARDS FOR 2012

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			Grant Date Fair Value of Stock and Option Awards (4) ($)
Name	Grant Date	Type of Grant(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ms. Schaefer	N/A	Annual Cash Incentive	280,500	561,000	841,500	—	—	—	—
	8/13/12	Restricted Shares	—	—	—	25,000	25,000	25,000	250,000
	8/13/12	Stock Options – Tranche A	—	—	—	189,481	189,481	189,481	1,188,046
	8/13/12	Stock Options – Tranche B	—	—	—	189,481	189,481	189,481	1,068,673
	8/13/12	Stock Options – Tranche C	—	—	—	189,481	189,481	189,481	1,044,249
Mr. Calder	N/A	Annual Cash Incentive	157,080	314,160	471,240	—	—	—	—
Mr. Black	N/A	Annual Cash Incentive	106,590	213,180	319,770	—	—	—	—
	8/13/12	Restricted Shares	—	—	—	12,500	12,500	12,500	125,000
	8/13/12	Stock Options – Tranche A	—	—	—	71,462	71,462	71,462	448,067
	8/13/12	Stock Options – Tranche B	—	—	—	71,461	71,461	71,461	403,040
	8/13/12	Stock Options – Tranche C	—	—	—	71,461	71,461	71,461	378,743
Mr. Lombardo	N/A	Annual Cash Incentive	34,000	68,000	102,000	—	—	—	—
	8/13/12	Stock Options – Tranche A	—	—	—	5,414	5,414	5,414	33,946
	8/13/12	Stock Options – Tranche B				5,413	5,413	5,413	30,529
	8/13/12	Stock Options – Tranche C	—	—	—	5,413	5,413	5,413	28,689
Mr. Maupin	N/A	Annual Cash Incentive	—	55,000	110,000	—	—	—	—
	8/13/12	Stock Options – Tranche A	—	—	—	13,535	13,535	13,535	84,864
	8/13/12	Stock Options – Tranche B				13,534	13,534	13,534	76,332
	8/13/12	Stock Options – Tranche C	—	—	—	13,534	13,534	13,534	71,730

(1)	All equity grants listed were made under K-9 Holdings, Inc. 2012 Equity Incentive Plan.
(2)	The amounts reported in the columns include potential payouts corresponding to the achievement of the threshold, target, and maximum performance objectives under our annual cash incentive plan, as discussed in the Compensation Discussion and Analysis above. The actual payments for performance under this plan for 2012 are discussed in the Compensation Discussion and Analysis above and are reported in the Summary Compensation Table above.
(3)	The amounts reported in the columns include potential payouts corresponding to the achievement of the threshold, target, and maximum performance objectives for awards under our long-term incentive plan, as discussed in the Compensation Discussion and Analysis above. The actual award amounts earned for 2012 are discussed in the Compensation Discussion and Analysis above.
(4)	The amount represents the grant date fair value of Stock Awards and Stock Options granted in 2012, disregarding that we recognize the value of the awards for financial reporting purposes over the service period of the awards. The grant date fair value shown is calculated based on the maximum potential future payout number of shares or options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2012

The following table shows information about outstanding equity awards that had been granted to our NEOs at December 31, 2012.

					Stock Awards
	Option Awards				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (# Exer)	Number of Securities Underlying Unexercised Options(1) (# Unexer)	Option Exercise Price ($)	Option Expiration Date
Ms. Schaefer	—	568,443	10	8/13/22	25,000	250,000
Mr. Calder	—	—	—	—	—	—
Mr. Black	—	214,384	10	8/13/22	12,500	125,000
Mr. Lombardo	—	16,240	10	8/13/22	—	—
Mr. Maupin	—	40,603	10	8/13/22	—	—

(1)	The following table shows the vesting dates of the outstanding Option Awards that were unvested as of December 31, 2012:

	Vesting Date		Ms. Schaefer	Amounts Vesting (#)		Mr. Maupin
Award Type				Mr. Black	Mr. Lombardo
Restricted Stock Award	3/1/13		25,000	12,500	—	—
Stock Options Tranche A	5/4/13		37,896	14,292	1,083	2,707
Stock Options Tranche A	5/4/14		37,896	14,292	1,083	2,707
Stock Options Tranche A	5/4/15		37,896	14,292	1,083	2,707
Stock Options Tranche A	5/4/16		37,896	14,293	1,083	2,707
Stock Options Tranche A	5/4/17		37,897	14,293	1,082	2,707
Stock Options Tranche B		(2)	189,481	71,461	5,413	13,534
Stock Options Tranche C		(3)	189,481	71,461	5,413	13,534

(2)	Tranche B stock options vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 20% and a multiple of invested capital (MOIC) that equals or exceeds two, in each case, based on cash proceeds received by K-9 Holdings.
(3)	Tranche C stock options vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 25% and a MOIC that equals or exceeds three, in each case, based on cash proceeds received by K-9 Holdings.

STOCK VESTED FOR 2012

The following table provides information for the NEOs on stock awards that vested during 2012 including the number of shares acquired upon the vesting of restricted stock awards and the value realized. The value realized on vesting is based upon the closing stock price of our Common Stock on the vesting date.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ms. Schaefer	721,426	5,309,725
Mr. Calder	330,526	2,435,804
Mr. Black	223,610	1,624,233
Mr. Lombardo	59,476	383,966
Mr. Maupin	9,500	54,340

The number of shares acquired on vesting for each NEO presented in the table above includes shares that had vesting accelerated as a result of the Merger, as follows: Ms. Schaefer – 638,452 shares; Mr. Calder – 293,243 shares; Mr. Black – 189,084 shares; and Mr. Lombardo – 37,261 shares.

PENSION BENEFITS FOR 2012

We do not maintain a defined benefit pension plan or supplemental pension plan for our NEOs.

NONQUALIFIED DEFERRED COMPENSATION FOR 2012

The following table discloses contributions, earnings, balances and distributions for our NEOs under our nonqualified deferred compensation plan for 2012.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Ms. Schaefer	22,435	50,100	50,935	—	488,176
Mr. Calder	15,708	33,600	63,273	—	444,685
Mr. Black	19,189	26,450	27,022	—	223,170
Mr. Lombardo	8,158	15,100	14,300	—	176,653
Mr. Maupin	11,745	20,465	8,682	—	80,324

(1)	The values in this column include aggregate notional earnings during 2012 of each NEO’s account in the deferred compensation plan. Aggregate notional earnings in this table are not reported in the Summary Compensation Table because they are based on market rates that are determined by reference to available benchmark investment alternatives offered under the deferred compensation plan.
(2)	This column includes amounts of each NEO’s total deferred compensation plan account as of December 31, 2012. The following table reports the portion of the Aggregate Balance that was reported as base salary and bonus compensation in the Summary Compensation Tables in our prior year proxies.

Name	Amounts that were Reported as Compensation in Prior Year Proxies ($)
Ms. Schaefer	131,061
Mr. Calder	301,686
Mr. Black	48,465
Mr. Lombardo	22,910
Mr. Maupin	10,138

Narrative to the Nonqualified Deferred Compensation Table

Accounts in the deferred compensation plan are credited with notional earnings based on the market rate of return of the available benchmark investment alternatives offered under the plan. The benchmark investment alternatives are indexed to traded mutual funds or our Common Stock, and each NEO may elect among the investment alternatives in increments of 1% of his or her account. The executive may make daily changes in his or her investment election for future deferrals, and may make monthly transfers of balances between the available investment alternatives. In 2012, the benchmark investments and their respective notional annual rates of return in the deferred compensation plan were as follows:

Benchmark Investment (Ticker Symbol)	2012 Annual Rate of Return (%)
American Funds EuroPacific R4 (RGAEX)	19.2
American Funds Growth Fund of America (REREX)	20.6
Columbia Small Cap Value I Z (CSCZX)	11.4
Dodge & Cox Stock Fund (DODGX)	22.0
Fidelity Retirement Money Market Fund (FRTXX)	0.0
PIMCO All Asset (PASAX)	14.9
PIMCO Total Return Fund (PTTRX)	10.4
Vanguard Mid-Cap Index (VIMSX)	15.8

Benchmark Investment (Ticker Symbol)	2012 Annual Rate of Return (%)
Vanguard S&P 500 Index (VFINX)	15.8
Vanguard Wellington (VWELX)	12.6
Wasatch Small Cap Growth Fund (WAAEX)	16.9

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

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE OF CONTROL FOR 2012

Our NEOs are eligible to receive certain termination and/or change in control payments and acceleration rights under certain of the compensation arrangements that they hold with us. These payments and acceleration rights are contained within the executive officers’ employment agreements, employee stock option and stock grant agreements, and deferred compensation plan agreement.

Employment and Severance Agreements

As noted previously, we have entered into employment agreements with certain of our NEOs. The agreements cover the additional payments that would be due to these individuals in the following scenarios:

•	Termination of employment by us:

•	In the event of death,

•	In the event of disability,

•	For cause,

•	Without cause, or

•	Due to non-renewal of an employment contract.

•	Termination of employment by the executive:

•	As a voluntary termination or

•	For good reason.

We do not believe that we should pay our applicable NEOs any incremental compensation upon termination when the termination is by either choice or due to conduct that is potentially detrimental to our Company. Thus, we do not provide any of our NEOs any incremental severance benefits other than any amounts already earned and accrued at the date of termination if the termination is voluntary (unless for good reason, for certain NEOs) or for cause.

In the event of a termination by us without cause or by the executive for good reason (for certain NEOs), we provide severance benefits under certain NEOs’ agreements, as described more fully below. These amounts reflect our belief that it is difficult for senior managers to find comparable employment opportunities in a short period of time, particularly after experiencing a termination that was beyond their control.

Termination Events

Severance payments under the above termination event scenarios for Ms. Schaefer and Messrs. Black, Calder and Maupin are summarized below.

Termination Event	Ms. Schaefer	Mr. Black	Mr. Calder	Mr. Maupin
Death or Disability	Base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated

By Company For Cause	Base salary and annual bonus, if any, which were due and payable on the date the executive’s employment was terminated for cause.

By Company Without Cause	100% of then-current annual base salary and most recently paid annual bonus and 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates	100% of then-current annual base salary	100% of then-current annual base salary and most recently paid annual bonus and 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates	100% of then-current annual base salary

Non-renewal of employment agreement by Company	Base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated		100% of then-current annual base salary and most recently paid annual bonus and 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates	Base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated

Voluntary Termination by Executive (Without Good Reason)	Base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated

Voluntary Termination by Executive (For Good Reason)	100% of then-current annual base salary and most recently paid annual bonus and 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates	Base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated	100% of then-current annual base salary and most recently paid annual bonus and 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates	Base salary and annual bonus, if any, which were due and payable on the date the executive’s employment terminated

In the event of a termination by us without cause within 180 days prior to (for Mr. Calder), or (a) 18 months following (for Ms. Schaefer and Messrs. Black and Calder) or (b) 12 months following (for Mr. Maupin), a change of control, then certain of the severance benefits described above are modified, as follows:

•

Ms. Schaefer and Mr. Calder – for a termination by the Company without cause or voluntary termination by the executive for good reason, the multiplier for the annual base salary and most recently paid annual bonus is increased to 200%.

•

Mr. Black – for a termination by the Company without cause or voluntary termination by the executive for good reason, the executive receives (a) 200% of then-current annual base salary and most recently paid annual bonus and (b) 36 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates.

•

Mr. Maupin – for a termination by the Company without cause, the executive also receives 12 times our monthly contribution on behalf of the executive under health and welfare plans in which the executive participates.

Severance payments for Mr. Lombardo are summarized below:

•

Without cause. In the event of a termination by the Company without cause within 12 months following a change of control, Mr. Lombardo would be entitled to receive in a lump sum payment an amount equal to 100% of his then-current annual base salary.

•	All Other Termination Scenarios: Mr. Lombardo would be entitled to receive base salary and annual bonus, if any, which were due and payable on the date his employment terminated.

Conditions to Receive Payment

The covenants within the employment agreements include various non-compete and non-solicitation provisions following a termination event, including the prohibition for a period from:

•	Competing with us,

•	Soliciting or attempting to solicit any customers or potential customers competition with us, or

•	Hiring or attempting to hire our employees.

In addition, the employment agreements prohibit the executive from using confidential information (meaning any secret, confidential or proprietary information possessed by the Company relating to its businesses) that has not become generally available to the public.

Summary of Payments Due Under Different Termination Events

Assuming a December 31, 2012 termination event by the executive or the Company, including before or after a change in control as described above, payments would be as follows:

Name/Termination Event	Salary Due ($)	Bonus Due ($)	Health and Welfare Payment ($)	Excise Tax Gross-Up Payment ($)	Total Due ($)

Ms. Schaefer
- Death, disability, termination for cause, voluntary termination (absent good reason), non-renewal by Company	—	—	—	—	—
- Termination without cause, voluntary termination for good reason (all assuming no change of control)	561,000	768,750	33,235	—	1,362,985
- Termination without cause, voluntary termination for good reason or non-renewal by Company (all assuming a change of control)	1,122,000	1,537,500	33,235	—	2,692,735
Mr. Calder
- Death, disability, termination for cause, voluntary termination (absent good reason)	—	—	—	—	—
- Termination without cause, voluntary termination for good reason, non-renewal by Company (all assuming no change of control)	392,700	366,470	21,945	—	781,115
- Termination without cause, for good reason or non-renewal by Company (all assuming a change of control)	785,400	732,940	21,945	1,127,809	2,668,094
Mr. Black
- Death, disability, termination for cause, voluntary termination, non-renewal by Company	—	—	—	—	—
- Termination without cause (assuming no change of control)	319,770	—	—	—	319,770
- Termination without cause, voluntary termination for good reason (all assuming a change of control)	639,540	664,620	33,235	—	1,337,395
Mr. Lombardo
- Death, disability, termination for cause, voluntary termination	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by Company (all assuming no change of control)	—	—	—	—	—
- Termination without cause, for good reason or non-renewal by Company (all assuming a change of control)	204,000	—	—	—	204,000
Mr. Maupin
- Death, disability, termination for cause, voluntary termination, non-renewal by Company	—	—	—	—	—
- Termination without cause (assuming no change of control)	275,000	—	—	—	275,000

- Termination without cause (assuming a change of control)	275,000	—	11,078	—	286,078

Awards Under Stock Option Agreements

We have granted certain of the NEOs stock options to purchase shares of K-9 Holdings pursuant to individual option agreements. These options consist of Tranche A, Tranche B and Tranche C Options, with vesting as follows:

•	Tranche A – vest and become exercisable in equal installment on each of the first five anniversaries of May 4, 2012.

•

Tranche B – vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 20% and a multiple of invested capital (MOIC) that equals or exceeds two, in each case, based on cash proceeds received by K-9 Holdings.

•

Tranche C – vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 25% and a MOIC that equals or exceeds three, in each case, based on cash proceeds received by K-9 Holdings.

In the event of a change in control:

•	Any Tranche A options that have not vested at the time of such change in control will become vested and exercisable on the first anniversary of such change in control.

•

Any Tranche B options and Tranche C options that have not vested at the time of such change in control will continue to be subject to vesting in accordance with the terms of the original options agreement.

Additionally, for Ms. Schaefer, in the event of a termination by the Company without cause or a termination by the executive for good reason within 18 months following a change in control, any equity awards granted to the executive outstanding as of the date of termination accelerate in full and the value of those equity awards is payable as a lump sum.

All stock options held by our NEOs had an exercise price of $10.00 per share, which we estimate approximates the per share fair value of K-9 Holdings as of December 31, 2012. As a result, assuming we experienced one of the termination event scenarios described above on December 31, 2012, the NEOs would not realize any additional market value related to stock options.

Deferred Compensation Plan

Under the deferred compensation plan (see the Compensation Discussion and Analysis – Non-Qualified Deferred Compensation Plan above for more information on this plan), all of an NEO’s matching and profit-sharing contributions from the Company are subject to accelerated vesting upon the following termination events:

•	A change of control of the Company or

•	The NEO’s death or disability.

The “change of control” provisions within the deferred compensation plan are equally applicable to all participants within the plan.

Assuming a change in control or an executive’s death or disability under the deferred compensation plan at December 31, 2012, the market value to the applicable executive would be equal to the aggregate balances at fiscal yearend as presented in the Non-Qualified Deferred Compensation table on page 36.

DIRECTOR COMPENSATION

The following table shows the compensation for services in fiscal 2012 for our non-employee directors. Our officers who serve as directors do not receive additional compensation for their service as directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1)(2)(3)($)	Total ($)
Allen Weiss (4)	125,000	2,795,111	2,920,111
Scott Ross (4)	0	0	0
James Chambers (4)	0	0	0
Aaron Stone (4)	0	0	0
Joseph Vittoria (4)	67,750	0	67,750
Elan Blutinger (4)	48,250	0	48,250
Randy Churchey (4)	37,000	0	37,000
Edward Rensi (4)	30,500	0	30,500
Howard Silver (4)	53,250	0	53,250

(1)	The value reported for Option Awards for each individual is the fair value of the full grant received as of the grant date. The assumptions for making the valuation determinations are set forth in the footnote or footnote sections to our financial statements captioned “Stock Based Compensation” or “Share-Based Compensation” in our consolidated financial statements.
(2)	The following table shows the number of outstanding Option Awards held by each non-employee director as of December 31, 2012:

	Option Awards
Name	Vested (#)	Unvested (#)
Mr. Weiss	0	487,236

The following table shows the vesting dates of the outstanding Option Awards that were unvested as of December 31, 2012:

Award Type	Vesting Date		Mr. Weiss
Stock Options – Tranche A	5/4/13		32,482
Stock Options – Tranche A	5/4/14		32,482
Stock Options – Tranche A	5/4/15		32,482
Stock Options – Tranche A	5/4/16		32,483
Stock Options – Tranche A	5/4/17		32,483
Stock Options – Tranche B		(a)	162,412
Stock Options – Tranche B		(b)	162,412

(a)	Tranche B stock options vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 20% and a multiple of invested capital (MOIC) that equals or exceeds two, in each case, based on cash proceeds received by K-9 Holdings.
(b)	Tranche C stock options vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 25% and a MOIC that equals or exceeds three, in each case, based on cash proceeds received by K-9 Holdings.

(3)	The following table details the grants of Option Awards to directors during 2012:

Name	Grant Type		Grant Date	Stock Awards (#)	Grant Date Fair Value of Stock and Option Awards ($)
Mr. Weiss		(A)	8/13/12	162,412	1,018,323
		(B)	8/13/12	162,412	916,004
		(C)	8/13/12	162,412	860,784

(A)	Tranche A – vest and become exercisable in equal installment on each of the first five anniversaries of May 4, 2012.
(B)	Tranche B – vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 20% and a multiple of invested capital (MOIC) that equals or exceeds two, in each case, based on cash proceeds received by K-9 Holdings.
(C)	Tranche C – vest and become exercisable at such time as K-9 Holdings realizes an investor IRR that equals or exceeds 25% and a MOIC that equals or exceeds three, in each case, based on cash proceeds received by K-9 Holdings.

(4)	Messrs. Weiss, Chambers, Ross and Stone served as members of our Board of Directors since May 5, 2012. Messrs. Vittoria, Blutinger, Churchey, Rensi and Silver served as members of our Board of Directors through May 4, 2012.

The grant date fair value is the value of Option Awards granted in 2012, disregarding that we recognize the value of the awards for financial reporting purposes over the service period of the awards.

Narrative to the Director Compensation Table

For 2012 (pre-Merger), the Compensation Committee used as a reference tool the compensation recommendations for directors that had been developed for 2010 by FPL. For 2010, the Compensation Committee had engaged FPL to assist the Compensation Committee in determining appropriate fiscal year 2010 compensation for our directors. FPL made recommendations to the Compensation Committee of appropriate levels and components of compensation for our directors, based upon a study of a competitive peer group of 11 public companies that compete with us for talent, investment dollars and/or business. That peer group included primarily companies that are focused on operating within the public consumer/leisure sector as the foundation for our compensation practices. Those peer group companies are ones considered to appeal to family-based, consumer leisure activities, including resorts/timeshares, gaming/entertainment and amusement parks. The peer group consisted of the following companies:

Cedar Fair, L.P.	Silverleaf Resorts, Inc.
Gaylord Entertainment Company, Inc.	Six Flags, Inc.
LaSalle Hotel Properties, Inc.	Steiner Leisure Limited
The Marcus Corporation	Strategic Hotels & Resorts, Inc.
Red Lion Hotels Corporation	Vail Resorts, Inc.
Royal Caribbean Cruises, Ltd.

Utilizing this process and benchmarking data supplied by FPL, the Compensation Committee approved director compensation for 2012 (through the date of the Merger) as follows:

•	Each of our non-employee directors received an annual retainer fee of $53,000 for services as a director. Also, our chairman received an additional annual fee of $25,000.

•

The chair of the Audit Committee received an additional annual fee of $17,500 and the chairs of the Compensation Committee and the Nominating and Corporate Governance Committee each received an additional annual fee of $7,500.

•

Each member of the Audit Committee other than the chair received an additional annual fee of $13,500 and each member of the Compensation Committee and the Nominating and Corporate Governance Committee other than the chairs received an additional annual fee of $4,000.

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

Subsequent to the Merger, we compensate Mr. Weiss for services as follows:

•	An annual retainer fee of $250,000.

•	We awarded Mr. Weiss 487,236 stock options of K-9 Holdings, as described in the table above.

All other members of our board of directors subsequent to the Merger receive no consideration.

We reimburse directors for travel expenses to our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors of our company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON

COMPENSATION DECISIONS

From January 2012 through May 4, 2012, the Compensation Committee consisted of Messrs. Churchey, Rensi and Vittoria, with Mr. Churchey serving as its chairman. From May 5, 2012 through December 31, 2012, the Compensation Committee consisted of Messrs. Ross, Stone and Chambers, with Mr. Ross serving as its chairman. No member of the Compensation Committee was at any time during fiscal 2012 or at any other time an officer or employee of the company, while serving on the Committee. No member had any relationship with the company requiring disclosure as a related-party transaction in the section “Certain Relationships and Related Transactions.” In addition, no executive officer of the company has served on the Board of Directors or Compensation Committee of another entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during fiscal 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF K-9 HOLDINGS, INC. COMMON STOCK

K-9 Holdings, Inc. (K-9 Holdings) owns 100% of our common stock.

The table below sets forth certain information regarding the number of K-9 Holdings common shares beneficially owned on March 1, 2013, except where noted, by:

•	Each person or group known by us to beneficially own more than five percent (5%) of K-9 Holdings’ common stock,

•	Each of our directors and named executive officers, and

•	All of our directors and our named executive officers as a group.

A person generally “beneficially owns” shares if he or she, directly or indirectly, has or shares either the right to vote those shares or dispose of them. Except as indicated in the footnotes to this table, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

The number of shares beneficially owned by each person or group includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after March 1, 2013, including, but not limited to, upon the exercise of options or the vesting of restricted stock. References to options in the footnotes of the table below include only options to purchase shares that were exercisable on or within 60 days after March 1, 2013.

For each individual and group included in the table below, percentage ownership is calculated by dividing (a) the number of shares beneficially owned by such person or group by (b) the sum of the shares of common stock outstanding on March 1, 2013 plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 1, 2013. Unless otherwise indicated in the accompanying footnotes, all of the shares of our common stock listed below are owned directly, and the indicated person has sole voting and investment power. The address for each individual listed below is: c/o Great Wolf Resorts, Inc., 525 Junction Road, Suite 6000 South, Madison, Wisconsin 53717.

Name of Beneficial Owner Officers and Directors	Shares Beneficially Owned
	Number	Percentage
Allen R. Weiss	100,000	0.3
Aaron J. Stone	0		*
Scott I. Ross	0		*
James P. Chambers	0		*
Kimberly K. Schaefer	141,475	0.5
Timothy D. Black	45,738	0.2
James A. Calder	0		*
Alexander P. Lombardo	1,500		*
J. Scott Maupin	5,000		*

All directors and executive officers as a group (9 persons)	306,500		1.0
Beneficial Holders in Excess of 5%
K-9 Investors, L.P. (a)	29,735,900	(6)	98.8

*	Less than one percent of the outstanding shares of Common Stock.
(a)	Represents 29,735,900 shares of K-9 Holdings’ common stock owned of record by K-9 Investors, L.P. (K-9 Investors). Apollo Management VII, L.P. (Management VII) is the manager of K-9 Investors. AIF VII Management LLC (AIF VII Management) is the general partner of Management VII. Apollo Management, L.P. (Apollo Management) is the sole member and manager of AIF VII Management. Apollo Management GP, LLC (Management GP) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (Management Holdings) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (Holdings GP) is the general partner of Management Holdings. The principal address of K-9 Investors is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal address of each of Management VII, AIF VII Management, Apollo Management, Management GP, Management Holdings and Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

The number of shares reflected in the table above as beneficially owned by Apollo does not include shares held by executive officers and non-Apollo directors that are subject to the terms of the Investor Rights Agreement, dated August 13, 2012, pursuant to which, among other things, each holder party thereto has agreed to grant to Apollo the right to vote his or her shares of K-9 Holdings as a proxy until the consummation of an initial public offering of the Company (or, with respect to each holder, the earlier failure of such holder to own any shares of K-9 Holdings).

Equity Compensation Plan Information

This table provides certain information as of December 31, 2012 with respect to K-9 Holdings’ equity compensation plan approved and not approved by stockholders:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,833,767	(1)	$10.00	602,415
Equity compensation plans not approved by security holders	—		N/A	—
Total	1,833,767		$10.00	602,415

(1)	This amount consists of:

•	1,796,267 shares of K-9 Holdings shares of our Common Stock issuable upon the exercise of outstanding stock options.

•

37,500 restricted shares of K-9 Holdings. Common Stock that have been granted but not yet earned as of December 31, 2012. The number of shares, if any, to be issued pursuant to these grants will be determined by the grant recipient providing future services to us over the vesting period of the grant. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

K-9 Holdings, Inc. 2012 Equity Incentive Plan authorizes us to grant up to 2,436,182 incentive and/or nonqualified stock options, stock appreciation rights or shares of K-9 Holdings’ Common Stock to our employees and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

In accordance with our Code of Business Conduct and Ethics, all related party transactions known to us are subject to review and approval of our Audit Committee.

We and GWR Operating Partnership, L.L.L.P., a Delaware limited liability partnership (GWROP), have entered into a Consulting Agreement, dated as of August 13, 2012 (the Consulting Agreement), with Apollo Management VII, L.P. (Management VII) pursuant to which GWROP and its subsidiaries (and at its request its affiliates) will receive certain advisory services from Management VII (and its affiliates). The Consulting Agreement was entered into on August 13, 2012 but commences effective as of May 4, 2012, and will terminate on the earlier of (i) the twelfth anniversary of August 13, 2012, (ii) such time as Management VII and its affiliates then owning, directly or indirectly, beneficial economic interests in GWROP own in the aggregate, directly or indirectly, less than 5% of the beneficial economic interest of GWROP and (iii) such earlier date as is mutually agreed upon by GWROP, the Company and Management VII. As consideration for agreeing to render the services set forth in the Consulting Agreement, GWROP will pay to Management VII or its designee an annual fee (beginning in April 2013) equal to the greater of $2 million and 2% of EBITDA (as defined in the Consulting Agreement) and, if the Company, GWROP or Parent or any of Parent’s direct or indirect parents consummates a transaction involving a change of control or an initial public offering before the termination of the Consulting Agreement, then, in lieu of the annual consulting fee and subject to certain qualifications, Management VII may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the Consulting Agreement. In addition, GWROP may be required to engage Management VII to provide certain advisory, investment banking or similar services if the Company, GWROP or Parent or any of Parent’s direct or indirect parents engages in any merger, acquisition, disposition, recapitalization, issuance of securities, financing or similar transaction. In the event that Management VII provides such services, GWROP will pay to Management VII or its designee additional fees to be determined in connection with the provision of such services. The Company guarantees GWROP’s payment obligations under the Consulting Agreement. GWROP and the Company’s payment obligations under the Consulting Agreement may be limited or subject to deferral, as appropriate, to the extent such obligations would otherwise violate any prohibitions or limitations under any of their applicable debt agreements.

In addition, GWROP and the Company have entered into an Expense Reimbursement and Indemnity Agreement, dated as of August 13, 2012 (the Reimbursement Agreement), with Management VII, pursuant to which (i) upon presentation of documentation as reasonably requested by GWROP, GWROP has agreed to pay all out-of-pocket expenses of Management VII or its affiliates in connection with their provision of services under the Consulting Agreement whether incurred on, prior or after the date of the Reimbursement Agreement, including any expenses incurred in connection with the transactions contemplated by the Merger Agreement to the extent that such expenses related to the Merger Agreement were not paid or reimbursed by Parent prior to or in connection with the closing of the transactions contemplated by the Merger Agreement and (ii) GWROP has also agreed to indemnify Management VII and its affiliates and certain other parties against all liabilities arising out of or in connection with services contemplated by and/or Management VII’s engagement under the Reimbursement Agreement, subject, in each case, to deferral of such payment obligations to the extent such payments are prohibited by GWROP and the Company’s applicable debt agreements. Such reimbursement obligations are effective with respect to periods commencing on or after May 4, 2012. The Reimbursement Agreement is coterminous with the Consulting Agreement. The Company guarantees GWROP’s payment obligations under the Reimbursement Agreement. In the fiscal year ending December 31, 2013, we paid a total of $193 to Apollo under the Reimbursement Agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PwC served as our registered independent public accountants and auditors in 2012 and will continue to serve as our auditors for our fiscal year ending December 31, 2013, unless this is changed by action of our Audit Committee.

Grant Thornton, LLP served as our registered independent public accountants and auditors in 2011.

Fees

During the years ended 2012 and 2011, PwC and Grant Thornton provided services in the following categories and amounts:

	Fees Billed
PwC	2012		2011
Audit fees	$658,361	(1)	$—
Audit-related fees	$—		$—
Tax fees	$—		$—
All other fees	$—		$—

Total Fees	$658,361		$—

	Fees Billed
Grant Thornton	2012		2011
Audit fees	$24,000	(2)	$464,653	(2)
Audit-related fees	$—		$—
Tax fees	$—		$—
All other fees	$111,030	(3)	$26,000	(3)

Total Fees	$135,030		$490,653

(1)	Amount consists of (a) $580,361 for the audit of our financial statements for the year ended December 31, 2012 and (b) $78,000 for quarterly reviews of our financial statements for the year ended December 31, 2012.
(2)	Amount consists of (a) $0 and $399,653 for the audit of our financial statements for the year ended December 31, 2012 and 2011, respectively and (b) $24,000 and $65,000 for quarterly reviews of our financial statements for the years ended December 31, 2012 and 2011.
(3)	Amount relates to review of 8-Ks, actual and proposed SEC filings and SEC comment letters.

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

Dated: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KIMBERLY K. SCHAEFER	Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2013
Kimberly K. Schaefer

/S/ JAMES A. CALDER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013
James A. Calder

/s/ ALLEN R. WEISS	Chairman of the Board and Director	March 29, 2013
Allen R. Weiss

/s/ SCOTT I. ROSS	Director	March 29, 2013
Scott I. Ross

/s/ JAMES P. CHAMBERS	Director	March 29, 2013
James P. Chambers

/s/ AARON J. STONE	Director	March 29, 2013
Aaron J. Stone

INDEX TO EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Annual Report on Form 10-K.

Exhibit Number	Description

2.1**	Agreement and Plan of Merger, dated as of March 12, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2012), as amended by the First Amendment to Agreement and Plan of Merger, dated as of April 6, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012), as further amended by the Second Amendment to Agreement and Plan of Merger, dated as of April 18, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2012), and as further amended by the Third Amendment to Agreement and Plan of Merger, dated as of April 20, 2012, by and among K-9 Acquisition, Inc., K-9 Holdings, Inc. and Great Wolf Resorts, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2012)

3.1**	Amended and Restated Certificate of Incorporation of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2012)

3.2**	Amended and Restated Bylaws of Great Wolf Resorts, Inc., dated as of May 4, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 4, 2012)

4.1**	[Form of the Common Stock Certificate of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed October 21, 2004)]

4.2**	Junior Subordinated Indenture, dated as of March 15, 2005, between Great Wolf Resorts, Inc. and JPMorgan Chase Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.3**	Amended and Restated Trust Agreement, dated as of March 15, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as property trustee; Great Wolf Resorts, Inc., as depositor; and James A. Calder, Alex G. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2005)

4.4**	Junior Subordinated Indenture, dated as of June 15, 2007, between Great Wolf Resorts, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.5**	Amended and Restated Trust Agreement, dated as of June 15, 2007, by and among Great Wolf Resorts, Inc., as depositor, Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and James A. Calder, Alex P. Lombardo and J. Michael Schroeder, as administrative trustees (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2007)

4.6**	Note Purchase Agreement dated as of March 30, 2010, by and among (i) GWR Operating Partnership, L.L.L.P., a Delaware limited liability limited partnership (“GWR OP”), and Great Wolf Finance Corp., a Delaware corporation, (ii) Mason Family Resorts, LLC, Great Wolf Lodge of Grapevine, LLC and Great Wolf Williamsburg SPE, LLC, (iii) Great Wolf Resorts, Inc. and GWR OP General Partner, LLC, a Delaware limited liability company and certain other direct and indirect subsidiaries of GWR OP; and (iv) Deutsche Bank Securities, Inc., Banc of America Securities, LLC, Wells Fargo Securities, LLC and Credit Agricole Securities (USA) Inc. (incorporated herein by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010)

4.7**	Indenture governing the 10.875% First Mortgage Notes due 2017, dated as of April 7, 2010, by and among the Company and Great Wolf Finance as co-obligors, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2010)

4.8**	Security Agreement, dated as of April 7, 2010, by and among the loan parties from time to time party thereto and U.S. Bank National Association, as collateral agent (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.9**	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Mason Family Resorts, LLC, as Mortgagor to U.S. Bank National Association, in its capacity as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.10**	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Lodge of Grapevine, LLC, as Trustor to Peter S. Graf, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.11**	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 7, 2010, from Great Wolf Williamsburg SPE, LLC, as Trustor to Craig A. Johnson, as Mortgaged Property Trustee for the benefit of, U.S. Bank National Association, in its capacity as Collateral Agent, as Beneficiary (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed September 16, 2010)

4.12**	Amended and Restated Trust Agreement, dated as of March 12, 2012, by and among Great Wolf Resorts, Inc. as depositor; Wells Fargo Delaware Trust Company, National Association, as property trustee; Wells Fargo Delaware Trust Company, National Association, as Delaware trustee; and Kimberly K. Schaefer, Alexander P. Lombardo, and James A. Calder as administrative trustees (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2012)

4.13**	Junior Subordinated Indenture, dated as of March 12, 2012, between Great Wolf Resorts, Inc. and Wells Fargo Delaware Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2012)

4.14**	Exchange Agreement, dated as of March 12, 2012, by and among, Great Wolf Resorts, Inc., GW Capital Trust IV and Kodiak CDO II, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2012)

4.15**	First Amendment to Loan Agreement, dated as of March 12, 2012, by and among Great Wolf Lodge of the Carolinas, LLC, as borrower; Credit Agricole Corporate and Investment Bank and Deutsche Bank Trust Company Americas, as lenders; and Credit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 13, 2012)

4.16**	Second Supplemental Indenture, dated as of April 30, 2012 by and among, the Issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2012)

4.17**	Rights Agreement, dated as of March 12, 2012, between Great Wolf Resorts, Inc. and Registrar and Transfer Company, as rights agent (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2012)

10.1**	License Agreement, dated January 30, 2004, by and between The Great Lakes Companies, Inc. and Jim Pattison Entertainment Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.2**	Tall Pines Exclusive License and Royalty Agreement, dated July 25, 2004, between Tall Pines Development Corporation and The Great Lakes Companies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed December 7, 2004)

10.3*	Employment Agreement between Great Wolf Resorts, Inc. and Kimberly Schaefer, dated August 13, 2012

10.4**	Employment Agreement between Great Wolf Resorts, Inc. and James Calder, dated December 13, 2004

10.4a**	Separation and Release Agreement, dated November 9, 2012 between Great Wolf Resorts, Inc. and James A. Calder (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2012)

10.5*	Amended and Restated Employment Agreement between Great Wolf Resorts, Inc. and Timothy Black, dated as of October 16, 2012

10.6*	Employment Agreement between Great Wolf Resorts, Inc. and Jeffrey Scott Maupin, dated August 13, 2012

10.7*	Employment Agreement between Great Wolf Resorts, Inc. and Gary W. Ferrera, dated as of February 5, 2013

10.8**	Form of Noncompete Agreement, Trade Secret and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.9**	Form of Officers and Directors Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.10**	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed September 23, 2004)

10.11**	Form of Great Wolf Resorts, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed August 12, 2004)

10.12**	Form of Officers Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.13 to the Company’s 10-K filed February 23, 2012)

10.13**	Loan Agreement by and among Great Wolf Resorts, Inc., Citigroup Global Markets Realty Corp. and The Travelers Insurance Company (incorporated herein by reference to Exhibit 10.16 to Company’s Registration Statement on Form S-1 filed January 21, 2005)

10.14**	Purchase Agreement, dated as of March 15, 2005, among Great Wolf Resorts, Inc., Great Wolf Capital Trust I, Taberna Preferred Funding I, Ltd and Merrill Lynch International (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2005)

10.15**	Loan Agreement dated December 6, 2007, between Great Wolf Lodge of the Poconos, LLC, as borrower, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 13, 2007)

10.16**	Fifth Amendment to Lease, dated January 22, 2009, between the registrant and Hovde Building, LLC, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 28, 2009)

10.17**	Loan Agreement by and among Great Wolf Lodge of the Carolinas, LLC (as borrower), Crédit Agricole Corporate and Investment Bank (as a lender), Deutsche Bank Trust Company Americas (as a lender), Deutsche Bank Securities Inc. (as syndication agent), and Crédit Agricole Corporate and Investment Bank (as agent), dated as of July 15, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2011)

10.18*	Consulting Agreement among Great Wolf Resorts, Inc., GWR Operating Partnership, L.L.L.P. and Apollo Management VII, L.P., dated as of August 13, 2012

10.19*	Expense Reimbursement and Indemnity Agreement among Great Wolf Resorts, Inc., GWR Operating Partnership, L.L.L.P. and Apollo Management VII, L.P., dated as of August 13, 2012

10.20*	K-9 Holdings, Inc. 2012 Equity Incentive Plan

10.21*	Stock Option Agreement between K-9 Holdings, Inc. and Alexander P. Lombardo, dated as of August 13, 2012

10.22*	Stock Option Agreement between K-9 Holdings, Inc. and Jeffrey S. Maupin, dated as of August 13, 2012

10.23*	Stock Option Agreement between K-9 Holdings, Inc. and Timothy Black, dated as of August 13, 2012

10.24*	Stock Option Agreement between K-9 Holdings, Inc. and Kimberly Schaefer, dated as of August 13, 2012

12.1*	Statement of Computation of Ratios of Earnings of Fixed Charges

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Previously filed