Form 10-Q
period 2013-03-31
Great Wolf Resorts, Inc.
filed 2013-05-15
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock was 200 as of May 15, 2013.

Great Wolf Resorts, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2013

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report, and in other information we file with the Securities and Exchange Commission, or the SEC, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial results or position, business strategy, projected levels of growth, projected costs and projected performance and financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Great Wolf Resorts, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “might,” “will,” “could,” “plan,” “objective,” “predict,” “project,” “potential,” “continue,” “ongoing,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to:

•	competition in our markets;

•	changes in family vacation patterns and consumer spending habits;

•	regional or national economic downturns;

•	our ability to attract a significant number of guests from our target markets;

•	economic conditions in our target markets;

•	the impact of fuel costs and other operating costs;

•	our ability to develop new resorts in desirable markets or further develop and improve existing resorts on a timely and cost efficient basis;

•	our ability to manage growth, including the expansion of our infrastructure and systems necessary to support growth;

•	our ability to manage cash and obtain additional cash required for growth;

•	the general tightening in the U.S. lending markets;

•	potential accidents or injuries at our resorts;

•	decreases in travel due to pandemic or other widespread illness;

•	our ability to achieve or sustain profitability;

•	downturns in our industry segment;

•	extreme weather conditions;

•	reductions in the availability of credit to indoor waterpark resorts generally or to us and our subsidiaries;

•	uninsured losses or losses in excess of our insurance coverage;

•	our ability to protect our intellectual property, trade secrets and the value of our brands; and

•	current and possible future legal restrictions and requirements.

Further descriptions of these risks, uncertainties, and other matters can be found in our annual report and other reports filed from time to time with the SEC, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2012. We caution that the foregoing list of important factors is not complete, and we assume no obligation to update any forward-looking statement that we may make.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
		(as revised)
ASSETS
Current assets:
Cash and cash equivalents	$39,086	$28,124
Restricted cash	5,963	4,159
Escrows	6,612	7,022
Accounts receivable, net of allowance for doubtful accounts of $5 and $0	6,563	7,620
Accounts receivable – affiliates	5,082	5,145
Inventory	6,819	7,203
Other current assets	5,328	4,284

Total current assets	75,453	63,557
Property and equipment, net of accumulated depreciation of $42,417 and $30,737	605,466	615,055
Investments in and advances to unconsolidated affiliates	31,800	25,697
Other assets	6,376	5,406
Goodwill	124,435	124,435
Intangible assets, net of accumulated amortization of $627 and $456	47,273	47,444

Total assets	$890,803	$881,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$66,316	$66,768
Accounts payable	8,132	7,459
Accounts payable – affiliates	2,595	1,741
Accrued interest payable	14,101	7,858
Accrued expenses	25,225	24,934
Advance deposits	14,643	8,360
Gift certificates payable	5,694	6,882
Other current liabilities	1,361	1,655

Total current liabilities	138,067	125,657
Mortgage debt	392,990	396,012
Other long-term debt	61,064	60,984
Deferred tax liability, net	43,665	43,713
Deferred compensation liability	2,614	2,164

Total liabilities	638,400	628,530
Commitments and contingencies (NOTE 8)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 200 shares issued and outstanding	0	0
Additional paid-in-capital	267,297	267,112
Accumulated deficit	(14,894)	(14,048)

Total stockholders’ equity	252,403	253,064

Total liabilities and stockholders’ equity	$890,803	$881,594

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; dollars in thousands)

	Successor	Predecessor
	Three months ended March 31,
	2013	2012
		(as revised)
Revenues:
Rooms	$48,983	$45,425
Food and beverage	12,554	12,547
Other	12,481	11,305
Management and other fees	1,027	697
Management and other fees – affiliates	1,027	973

Total operating revenues	76,072	70,947
Other revenue from managed properties	3,179	3,070
Other revenue from managed properties – affiliates	2,920	2,772

Total revenues	82,171	76,789
Operating expenses by department:
Rooms	6,696	6,940
Food and beverage	9,007	9,454
Other	10,471	9,732
Other operating expenses:
Selling, general and administrative (including $911 and $0 to affiliates, respectively)	18,990	22,579
Property operating costs	8,975	7,736
Depreciation and amortization	11,875	12,019
Loss on disposition of assets	102	0

Total operating expenses	66,116	68,460
Other expenses from managed properties	3,179	3,070
Other expenses from managed properties – affiliates	2,920	2,772

Total expenses	72,215	74,302

Net operating income	9,956	2,487
Investment income – affiliates	243	220
Interest income	64	58
Interest expense	(9,699)	(11,657)
Equity in unconsolidated affiliates	(1,242)	97

Loss from continuing operations before income taxes	(678)	(8,795)
Income tax expense	(168)	(379)

Net loss from continuing operations	(846)	(9,174)
Discontinued operations, net of tax	0	(36)

Net loss	(846)	(9,210)
Net income attributable to noncontrolling interest, net of tax	0	12

Net loss attributable to Great Wolf Resorts, Inc.	$(846)	$(9,198)

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Successor	Predecessor
	Three Months Ended March 31,
	2013	2012
		(as revised)
Operating activities:
Net loss	$(846)	$(9,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,875	12,019
Bad debt expense	20	10
Amortization of debt fair value	(1,237)	0
Non-cash share-based compensation expense	297	791
Loss on disposition of assets	102	0
Equity in unconsolidated affiliates	1,242	(97)
Deferred tax expense	(48)	53
Changes in operating assets and liabilities:
Accounts receivable and other assets	1,079	(2,855)
Accounts payable, accrued expenses and other liabilities	12,043	14,039
Affiliate receivables and payables, net	917	502

Net cash provided by operating activities	25,444	15,252

Investing activities:
Capital expenditures for property and equipment	(3,175)	(1,121)
Investment in unconsolidated affiliates	(6,712)	0
Investment in development	(795)	(53)
Proceeds from sale of assets	2	0
Increase in restricted cash	(1,394)	(2,416)

Net cash used in investing activities	(12,074)	(3,590)

Financing activities:
Principal payments on debt	(2,157)	(1,435)
Payment of loan costs	(123)	(109)
Repurchase of stock for restricted stock tax withholding	(128)	0

Net cash used in financing activities	(2,408)	(1,544)

Net increase in cash and cash equivalents	10,962	10,118
Cash and cash equivalents, beginning of period	28,124	33,767

Cash and cash equivalents, end of period	$39,086	$43,885

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$4,694	$5,289
Cash paid for income taxes, net of refunds	$264	$160
Non-cash items:
Construction in process accruals	$183	$0

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Note 2 – Summary of Significant Accounting Policies

Note 3 – Revision of Prior Period Financial Statements

Note 4 – Related-Party and Affiliate Transactions

Note 5 – Debt

Note 6 – Fair Value of Financial Instruments

Note 7 – Derivative Instruments

Note 8 – Commitments and Contingencies

Note 9 – Segments

Note 10 – Supplemental Guarantor Condensed Consolidating Financial Statements

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; dollars in thousands)

1. ORGANIZATION

The terms “Great Wolf Resorts,” “us,” “we,” and “our” are used in this report to refer to Great Wolf Resorts, Inc.® and its consolidated subsidiaries.

Business Summary

We are a family entertainment resort company that provides our guests with a high quality vacation at an affordable price. We are the largest owner, licensor, operator and developer in North America of drive-to destination family resorts featuring indoor waterparks and other family-oriented entertainment activities. Each of our resorts features approximately 300 to 600 family suites, each of which sleeps from six to ten people and includes a wet bar, microwave oven, refrigerator and dining and sitting area. We provide a full-service entertainment resort experience to our primary target customer base: families with children ranging in ages from 2 to 12 years old that live within a convenient driving distance of our resorts. Several of our resorts have significant meeting space or conference centers, allowing us to also attract groups in addition to our leisure guests. Our resorts are open year-round and provide a consistent, comfortable environment where our guests can enjoy our various amenities and activities. We operate and license resorts under our Great Wolf Lodge® brand name. We own and operate the majority of the resorts in our portfolio; we have also entered into licensing and management arrangements with third parties relating to the operation of resorts under the Great Wolf Lodge brand name.

Each of our Great Wolf Lodge resorts has a Northwoods lodge theme, designed with exposed timber beams, massive stone fireplaces, Northwoods creatures including mounted wolves and an animated two-story Clock Tower that provides theatrical entertainment for younger guests. We provide our guests with a self-contained vacation experience and focus on capturing a significant portion of their total vacation spending. We earn revenues through the sale of rooms (which includes admission to our indoor waterpark), and other revenue-generating resort amenities. Each of our resorts features a combination of the following revenue-generating amenities: themed restaurants, ice cream shop and confectionery, kid spa, game arcade, gift shop, miniature golf, interactive game attraction and meeting space. We also generate revenues from licensing fees, management fees and other fees with respect to our operation or development of properties owned in whole or in part by third parties.

On May 4, 2012, the Company merged (the “Merger”) with K-9 Acquisition, Inc., a Delaware corporation (“Merger Sub”) and subsidiary of a fund managed by an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Although the Company continued as the same legal entity after the Merger, the Company’s capital structure changed significantly as a result of the Merger and our financial statement presentations distinguish between a “Predecessor” for periods prior to the Merger and a “Successor” for periods subsequent to the Merger. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — We have prepared these unaudited condensed consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of December 31, 2012 was derived from the audited financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. Our business is seasonal and for this and other reasons operating results for interim periods may not be indicative of our full year results or future performance.

Principles of Consolidation — Summary. The accompanying unaudited condensed consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

Noncontrolling Interests. CK was a consolidated subsidiary with a noncontrolling interest through December 28, 2012, at which time we purchased the noncontrolling interest. Prior to that date, the net earnings attributable to the controlling and noncontrolling interests were included on the face of our condensed consolidated statements of income.

Variable Interest Entities. A legal entity is referred to as a variable interest entity if, by design (1) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. A variable interest entity must be consolidated if it is determined that we have both the (1) power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.

In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments and management agreements, to determine if an entity in which we have a variable interest is a variable interest entity and whether we must consolidate that variable interest entity. Our analysis includes both quantitative and qualitative reviews. We based our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on a consideration of all facts and circumstances including, but not limited to, our role in establishing the variable interest entity, our ongoing rights and responsibilities, the organization structure, and relevant financial and other agreements.

We have an equity investment in the joint venture that owns the Great Wolf Lodge resort in Grand Mound, Washington as described in Note 4. We manage that resort and we have concluded that the joint venture is a variable interest entity due to the management contract that provides us with certain rights. However, we have concluded that we are not the primary beneficiary because the majority equity owner has substantive participating rights over the activities that most significantly impact the economic performance of the joint venture. As a result, we have concluded that power is shared between us and the other equity investor. As we share power with the majority equity owner, we are not the primary beneficiary of the joint venture and, therefore, we do not consolidate this entity. We have not provided any support to this entity that we were not contractually obligated to provide as of March 31, 2013 and December 31, 2012. Our maximum exposure to loss related to our involvement with this entity as of March 31, 2013 and December 31, 2012 is limited to the carrying value of our equity investments in the joint venture and receivables as of those dates. Our exposure is limited because of the non-recourse nature of the borrowings of the joint venture. The total carrying values of those items on our condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012 is $34,977 and $29,570, respectively, and are included in the “Accounts receivable — affiliates” and “Investments in and advances to unconsolidated affiliates” line items on our condensed consolidated balance sheets.

Reclassifications — We have reclassified (i) “Affiliate receivables and payables, net” in our 2012 condensed consolidated statements of cash flows on a separate line to present related-party transactions on the face of the statement, and (ii) income tax expense from “Equity in unconsolidated affiliates” to “Income tax expense” in our 2012 condensed consolidated statements of income as equity in unconsolidated affiliates is no longer presented net of tax, to conform to the 2013 presentation.

Discontinued Operations — On March 24, 2011, we sold our Blue Harbor Resort. As a result of the sale, we have included the operations of the Blue Harbor Resort in discontinued operations for all prior periods presented. The operations and cash flows of the entity have been eliminated from the ongoing operations and we do not have any significant continuing involvement in the operations of the entity after the disposal transaction.

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

New Accounting Pronouncements — We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our condensed consolidated financial statements.

3. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the first quarter of 2013, we identified an error in the timely recording for separation payments. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued financial statements to correct the effect of this error. As the revision relates to the fourth quarter of 2012, it will be reflected in future filings as applicable.

The following table presents the effect of this correction on the Company’s Consolidated Balance Sheet as of December 31, 2012 and on the Consolidated Statement of Income, Consolidated Statement of Equity and Consolidated Statement of Cash Flows for the successor period May 5, 2012 through December 31, 2012:

	As Previously Reported	Adjustment	As Revised
December 31, 2012
Consolidated Balance Sheet
Accrued expenses	$23,888	$1,046	$24,934
Total current liabilities	124,611	1,046	125,657
Total liabilities	627,484	1,046	628,530
Accumulated deficit	(13,002)	(1,046)	(14,048)
Total stockholders’ equity	254,110	(1,046)	253,064

Period May 5, 2012 through December 31, 2012
Consolidated Statement of Income
Selling, general and administrative	51,930	1,046	52,976
Total operating expenses	177,591	1,046	178,637
Total expenses	193,190	1,046	194,236
Net operating income	13,996	(1,046)	12,950
Loss from continuing operations before income taxes	(11,425)	(1,046)	(12,471)
Net loss from continuing operations	(13,094)	(1,046)	(14,140)
Net loss	(13,085)	(1,046)	(14,131)
Net loss attributable to Great Wolf Resorts, Inc.	(13,002)	(1,046)	(14,048)
Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	$(13,002)	(1,046)	(14,048)
Accumulated deficit	(13,002)	(1,046)	(14,048)
Consolidated Statement of Cash Flow
Net loss	(13,085)	(1,046)	(14,131)
Accounts payable, accrued expenses and other liabilities	1,000	1,046	2,046

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

The following table presents the effect of this correction on the Company’s Condensed Consolidated Statements of Income and Statements of Cash Flows for the three months ended March 31, 2012. See Note 2 for additional discussion of the reclassification.

	As Previously Reported	Adjustment	Reclassification	As Revised
Three Months Ended March 31, 2012
Condensed Consolidated Statement of Operations
Income tax expense	$(441)	$66	(4)	$(379)
Equity in income of unconsolidated affiliates	92	1	4	97
Net loss from continuing operations	(9,241)	67		(9,174)
Net loss	(9,277)	67		(9,210)
Net income attributable to noncontrolling interest, net of tax	13	(1)		12
Net loss attributable to Great Wolf Resorts, Inc.	(9,264)	66		(9,198)
Condensed Consolidated Statement of Cash Flow
Net loss	$(9,277)	$67		$(9,210)
Deferred tax expense	120	(67)		53

4. RELATED-PARTY AND AFFILIATE TRANSACTIONS

Our related-parties and affiliates include (i) third parties that we have licensing and management arrangements with related to the operation of resorts under the Great Wolf Lodge brand name, (ii) members of the joint venture that own the Great Wolf Lodge resort in Grand Mound, Washington and (iii) Apollo, our indirect controlling shareholder.

Our unconsolidated joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. On March 21, 2013, each joint venture partner made an additional investment of $6,712. Our ownership interest remains at 49%.

We regularly transact business with our related-parties and affiliates. The following summarizes our transactions:

	Three months ended March 31,
	2013	2012
	Successor	Predecessor
Management and other fees	$1,027	$973
Other revenue from managed properties	2,920	2,772
Selling, general and administrative	911	0
Other expenses from managed properties	2,920	2,772
Investment income	243	220

	March 31, 2013	December 31, 2012

Accounts receivable	$5,082	$5,145
Investments in and advances to unconsolidated affiliates	31,800	25,697
Accounts payable	2,595	1,741

5. DEBT

Debt consists of the following:

	Carrying Value		Principal Amounts
	March 31, 2013	December 31, 2012	March 31, 2013
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$61,926	$62,215	$63,371
Pocono Mountains mortgage loan	92,668	93,114	91,326
Concord mortgage loan	47,828	49,158	47,660
First mortgage notes	256,884	258,293	230,000
Other Long-Term Debt:
Junior subordinated debentures	61,064	60,984	80,545

	520,370	523,764	512,902
Less current portion of long-term debt	(66,316)	(66,768)	(66,316)

Total long-term debt	$454,054	$456,996	$446,586

The carrying value amounts as of March 31, 2013 and December 31, 2012, include net fair value adjustments that are amortized to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of March 31, 2013 and December 31, 2012 was $7,468 and $8,705, respectively.

Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of 6.96%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2013. While recourse under the loan is limited to the property owner’s interest in the mortgaged property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. Therefore, we have classified the entire outstanding principal balance of the loan as a current liability as of March 31, 2013 and December 31, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of March 31, 2013 and December 31, 2012, the loan is not in default, and the principal balance is not due currently.

Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at March 31, 2013.

Concord Mortgage Loan — This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at March 31, 2013 and December 31, 2012) and matures on December 31, 2016. This loan requires four quarterly principal payments of $375. We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed interest rate caps that cap the loan at an 8.00% interest rate through December 2016. See Note 7 for additional discussion of the interest rate caps. We were in compliance with all covenants under this loan at March 31, 2013.

First Mortgage Notes — In April 2010, we completed, in a private placement followed by a registered exchange offer, an offering of $230,000 in aggregate principal amount of our 10.875% first mortgage notes (the “Notes”) due April 2017. The Notes were sold at a discount that provides an effective yield of 11.875% before transaction costs. The Notes are senior obligations of GWR Operating Partnership, L.L.L.P. and Great Wolf Finance Corp (“Issuers”). The Notes are guaranteed by Great Wolf Resorts and by our subsidiaries that own three of our resorts and those guarantees are secured by first priority mortgages on those three resorts. The Notes are also guaranteed by certain of our other subsidiaries on a senior unsecured basis.

Junior Subordinated Debentures — In March 2005 we completed a private offering of $50,000 of trust preferred securities (“TPS”) through Great Wolf Capital Trust I (“Trust I”), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate fixed at 7.80% through March 2015 and then floats at LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,550 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

In March 2012 we completed an exchange through Great Wolf Capital Trust IV (“Trust IV”), a Delaware statutory trust which is our subsidiary, and issued $28,125 of TPS in exchange for all $28,125 of TPS of Great Wolf Capital Trust III (“Trust III”). The securities pay holders cumulative cash distributions at an annual rate fixed at 7.90% through July 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter (effective rate of 5.84% and 5.81% at March 31, 2013 and December 31, 2012, respectively). The securities mature in July 2017 and are callable at no premium after July 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV.

Our condensed consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of income.

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

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis:

March 31, 2013

	Level 1	Level 2	Level 3	Total
Interest rate caps	$0	$120	$0	$120

December 31, 2012

	Level 1	Level 2	Level 3	Total
Interest rate caps	$0	$115	$0	$115

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased from.

As of March 31, 2013 and December 31, 2012, we estimate the total fair value of the indebtedness described above to be approximately equal to their total carrying values. We based the fair value of the indebtedness on available market data for similar securities, which would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts for cash and cash equivalents, escrows, other current assets, accounts payable, accrued expenses, advance deposits and other current liabilities approximate fair value because of the short-term nature of these instruments.

7. DERIVATIVE INSTRUMENTS

In connection with the refinancing of the Concord Mortgage loan, we were required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed interest rate caps that cap the loan at an 8.00% interest rate through December 2016. The interest rate caps were not designated as hedges. We mark the interest rate caps to market and record the change to interest expense.

The following table summarizes the fair value of derivative instruments in our condensed consolidated balance sheets:

		Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Interest rate caps	Other Assets	$120	$115

The following table summarizes the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of income:

		Gain (Loss) Recognized (Pre-tax) Three Months Ended March 31,
	Income Statement Location	2013	2012
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$(5)	$34

8. COMMITMENTS AND CONTINGENCIES

Litigation — On and after March 14, 2012, the Company and certain of its current and former officers and directors and, in some cases, some or all of K-9 Investors, L.P., Apollo Management VII, L.P., Apollo Global Management, LLC and K-9 and Merger Sub were named as defendants in five class action lawsuits filed in the Delaware Court of Chancery which were ultimately consolidated into a single class action (the “Delaware Action”). In the Delaware Action, the plaintiff, on behalf of a putative class of stockholders, sought to enjoin the proposed transaction that was the subject of the Merger Agreement. Other lawsuits were filed in Wisconsin state and federal court — two in the Circuit Court, Civil Division for Dane County, one of which was dismissed by the plaintiff prior to settlement (the surviving action, “Wisconsin State Court Action”), and one in the United States District Court for the Western District of Wisconsin (the “Wisconsin Federal Court Action”).

On April 25, 2012, the parties to the Delaware Action and the Wisconsin State Court Action reached an agreement in principle to settle those cases. The proposed settlement, which was subject to court approval, provided for, among other things, the dismissal with prejudice of plaintiffs’ complaints and of all claims asserted therein, that all parties granted all applicable releases of claims against all other parties, and that the parties to the Delaware Action and the Wisconsin State Court Action acknowledged that the plaintiffs and their counsel in those cases would petition the appropriate court or courts for an award of attorneys’ fees and expenses in connection with the cases. Any award of fees and expenses to plaintiffs’ counsel was subject to approval by the appropriate court or courts. Pursuant to an order from the Delaware Court of Chancery, notice to the class was mailed on October 19, 2012.

On April 30, 2012, the parties to the Wisconsin Federal Court Action agreed to settle that case, subject to court approval of the proposed class-wide settlement in the Delaware Action and entry of a final order dismissing the Delaware Action in its entirety. Pursuant to their agreement, the parties to the Wisconsin Federal Court Action filed with the court, on April 30, 2012, a stipulation providing that the Wisconsin Federal Court Action be voluntarily dismissed with respect to all defendants and that such dismissal would be with prejudice as to the plaintiff upon the consummation of the settlement of the Delaware Action.

On September 27, 2012, the parties to the Delaware Action agreed to settle that case. Pursuant to their agreement, the parties to the Delaware Action filed with the Delaware Court of Chancery on September 27, 2012, a stipulation providing that the Delaware Action be voluntarily dismissed with respect to all defendants and that such dismissal be with prejudice as to the plaintiff.

On December 18, 2012, the Delaware Court of Chancery approved the class-wide settlement in the Delaware Action and entered a final order dismissing the Delaware Action in its entirety. It awarded counsel for the plaintiffs in the Delaware Action fees and expenses in the amount of $1,940.

The Company, the members of the Board of Directors, Apollo Management VII, L.P., Apollo Global Management, LLC, K-9 and Merger Sub each have denied, and continue to deny, that they committed or attempted to commit any violation of law or breach of fiduciary duty owed to the Company and/or its stockholders, aided or abetted any breach of fiduciary duty, or otherwise engaged in any of the wrongful acts alleged in all of these cases. All of the defendants expressly maintain that they complied with their fiduciary and other legal duties. However, in order to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegation made in the actions or any liability with respect thereto, the defendants concluded that it is desirable to settle the claims against them on the terms reflected in the settlements.

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

9. SEGMENTS

We have two reportable segments:

•	Resort ownership/operation — aggregated operating results derived from our consolidated owned resorts; and

•	Resort third-party management/licensing — aggregated operating results derived from management, license and other related fees from unconsolidated managed resorts.

The Other items in the table below includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. Total assets for all segments are within the United States.

The following summarizes significant financial information regarding our segments:

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended March 31, 2013 (Successor)
Revenues	$73,322	$8,153	$696	$82,171

Depreciation and amortization	10,654	0	1,221	11,875
Net operating income	12,199	2,054	(4,297)	9,956
Investment income – affiliates	0	0	0	243
Interest income	0	0	0	64
Interest expense	0	0	0	(9,699)
Equity in unconsolidated affiliates	0	0	0	(1,242)

Loss from continuing operations before income taxes	0	0	0	$(678)

Additions to long-lived assets	1,935	0	165	$2,100

Total assets	755,613	8,313	126,877	$890,803

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended March 31, 2012 (Predecessor)
Revenues	$68,719	$7,512	$558	$76,789

Depreciation and amortization	11,297	0	722	12,019
Net operating income (loss)	7,790	1,670	(6,973)	2,487
Investment income – affiliates	0	0	0	220
Interest income	0	0	0	58
Interest expense	0	0	0	(11,657)
Equity in unconsolidated affiliates	0	0	0	97

Loss from continuing operations before income taxes	0	0	0	$(8,795)

Additions to long-lived assets	907	0	214	$1,121

Total assets	594,105	1,604	119,730	$715,439

10. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On April 7, 2010, our subsidiaries, GWR Operating Partnership, L.L.L.P and Great Wolf Finance Corp. were co-issuers (the “Issuers”) with respect to $230,000 in principal amount of 10.875% first mortgage notes. In connection with the issuance, certain of our subsidiaries (the “Subsidiary Guarantors”) have guaranteed the first mortgage notes. Certain of our other subsidiaries (the “Non-Guarantor Subsidiaries”) have not guaranteed the first mortgage notes.

The following tables present the condensed consolidating balances sheets of the Company (“Parent”), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of March 31, 2013 and December 31, 2012, the condensed consolidating statements of income for the three months ended March 31, 2013 and 2012, and the condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012. The Subsidiary Guarantors have guaranteed the first mortgage notes on a joint and several basis, and such guarantees are full and unconditional.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,736	$22,846	$1,065	$5,439	$0	$39,086
Restricted cash	1,026	0	0	4,937	0	5,963
Escrows	0	0	0	6,612	0	6,612
Accounts receivable, net	563	0	4,246	1,754	0	6,563
Accounts receivable – affiliates	0	0	3,168	1,914	0	5,082
Accounts receivable – consolidating entities	284,601	567,087	554,362	82,774	(1,488,824)	0
Inventory	0	0	3,344	3,475	0	6,819
Other current assets	115	4	2,276	2,933	0	5,328

Total current assets	296,041	589,937	568,461	109,838	(1,488,824)	75,453
Property and equipment, net	0	0	323,003	282,463	0	605,466
Investments in consolidating entities	260,906	279,274	0	0	(540,180)	0
Investments in and advances to affiliates	0	0	3,351	28,449	0	31,800
Other assets	2,474	109	3,658	135	0	6,376
Goodwill	0	0	55,468	68,967	0	124,435
Intangible assets, net	0	0	47,273	0	0	47,273

Total assets	$559,421	$869,320	$1,001,214	$489,852	$(2,029,004)	$890,803

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$0	$66,316	$0	$66,316
Accounts payable	46	2,490	2,878	2,718	0	8,132
Accounts payable – affiliates	63	2,532	0	0	0	2,595
Accounts payable – consolidating entities	194,793	333,520	745,035	215,476	(1,488,824)	0
Accrued interest payable	615	12,507	(2)	981	0	14,101
Accrued expenses	2,165	482	14,731	7,847	0	25,225
Advance deposits	0	0	6,577	8,066	0	14,643
Gift certificates payable	3,812	0	821	1,061	0	5,694
Other current liabilities	795	0	263	303	0	1,361

Total current liabilities	202,289	351,531	770,303	302,768	(1,488,824)	138,067
Mortgage debt	0	256,883	0	136,107	0	392,990
Other long-term debt	61,064	0	0	0	0	61,064
Deferred tax liability, net	43,665	0	0	0	0	43,665
Deferred compensation liability	0	0	2,614	0	0	2,614

Total liabilities	307,018	608,414	772,917	438,875	(1,488,824)	638,400
Commitments and contingencies
Stockholders’ equity:

Common stock	0	0	0	0	0	0
Additional paid-in-capital	267,297	262,773	207,615	55,158	(525,546)	267,297
Accumulated deficit	(14,894)	(1,867)	20,682	(4,181)	(14,634)	(14,894)

Total equity	252,403	260,906	228,297	50,977	(540,180)	252,403

Total liabilities and equity	$559,421	$869,320	$1,001,214	$489,852	$(2,029,004)	$890,803

CONSOLIDATING BALANCE SHEET

December 31, 2012

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,188	$7,524	$1,260	$9,152	$0	$28,124
Restricted cash	1,026	0	0	3,133	0	4,159
Escrows	0	0	0	7,022	0	7,022
Accounts receivable, net	1,510	0	3,593	2,517	0	7,620
Accounts receivable – affiliates	1	0	3,475	1,669	0	5,145
Accounts receivable – consolidating entities	286,950	516,074	532,841	72,650	(1,408,515)	0
Inventory	0	0	2,809	4,394	0	7,203
Other current assets	149	0	2,249	1,886	0	4,284

Total current assets	299,824	523,598	546,227	102,423	(1,408,515)	63,557
Property and equipment, net	0	0	327,346	287,709	0	615,055
Investment in consolidating entities	259,419	272,492	0	0	(531,911)	0
Investment in and advances to affiliates	0	0	1,476	24,221	0	25,697
Other assets	2,472	1	2,789	144	0	5,406
Goodwill	0	0	55,468	68,967	0	124,435
Intangible assets, net	0	0	47,444	0	0	47,444

Total assets	$561,715	$796,091	$980,750	$483,464	$(1,940,426)	$881,594

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$0	$66,768	$0	$66,768
Accounts payable	0	1,773	3,146	2,633	(93)	7,459
Accounts payable – affiliates	0	1,739	2	0	0	1,741
Accounts payable – consolidating entities	194,546	268,601	734,219	210,327	(1,407,693)	0
Accrued interest payable	625	6,253	0	980	0	7,858
Accrued expenses	3,301	13	14,593	7,027	0	24,934
Advance deposits	0	0	3,220	5,140	0	8,360
Gift certificates payable	4,687	0	960	1,235	0	6,882
Other current liabilities	795	0	278	1,311	(729)	1,655

Total current liabilities	203,954	278,379	756,418	295,421	(1,408,515)	125,657
Mortgage debt	0	258,293	0	137,719	0	396,012
Other long-term debt	60,984	0	0	0	0	60,984
Deferred tax liability, net	43,713	0	0	0	0	43,713
Deferred compensation liability	0	0	2,164	0	0	2,164

Total liabilities	308,651	536,672	758,582	433,140	(1,408,515)	628,530
Commitments and contingencies
Stockholders’ equity:
Common stock	0	0	0	0	0	0
Additional paid-in-capital	267,112	262,773	207,615	55,158	(525,546)	267,112
Accumulated deficit	(14,048)	(3,354)	14,553	(4,834)	(6,365)	(14,048)

Total equity	253,064	259,419	222,168	50,324	(531,911)	253,064

Total liabilities and equity	$561,715	$796,091	$980,750	$483,464	$(1,940,426)	$881,594

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended March 31, 2013

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$23,782	$25,201	$0	$48,983
Food and beverage	0	0	6,113	6,441	0	12,554
Other	0	0	5,816	6,665	0	12,481
Management and other fees	171	0	3,888	(16)	(3,016)	1,027
Management and other fees – affiliates	0	0	1,027	0	0	1,027

Total operating revenues	171	0	40,626	38,291	(3,016)	76,072
Other revenue from managed properties	0	0	3,179	0	0	3,179
Other revenue from managed properties – affiliates	0	0	2,920	0	0	2,920

Total revenues	171	0	46,725	38,291	(3,016)	82,171

Operating expenses by department:
Rooms	0	0	3,440	3,762	(506)	6,696
Food and beverage	0	0	4,637	4,370	0	9,007
Other	0	0	4,547	5,924	0	10,471
Other operating expenses:
Selling, general and administrative	1,085	446	11,557	8,412	(2,510)	18,990
Property operating costs	0	0	4,310	4,665	0	8,975

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Depreciation and amortization	0	0	5,886	5,989	0	11,875
Loss on disposition of assets	0	0	0	102	0	102

Total operating expenses	1,085	446	34,377	33,224	(3,016)	66,116
Other expenses from managed properties	0	0	3,179	0	0	3,179
Other expenses from managed properties – affiliates	0	0	2,920	0	0	2,920

Total expenses	1,085	446	40,476	33,224	(3,016)	72,215

Net operating (loss) income	(914)	(446)	6,249	5,067	0	9,956
Investment income – affiliates	0	0	0	243	0	243
Interest income	46	5	15	(2)	0	64
Interest expense	(1,508)	(4,854)	0	(3,337)	0	(9,699)
Equity in unconsolidated affiliates	1,487	6,782	0	(1,242)	(8,269)	(1,242)

(Loss) income from continuing operations before income	(889)	1,487	6,264	729	(8,269)	(678)
Income tax expense	43	0	(135)	(76)	0	(168)

Net income (loss) attributable to Great Wolf Resorts, Inc.	$(846)	$1,487	$6,129	$653	$(8,269)	$(846)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended March 31, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$21,529	$23,896	$0	$45,425
Food and beverage	0	0	6,174	6,373	0	12,547
Other	0	0	5,288	6,017	0	11,305
Management and other fees	161	0	6,366	5	(5,835)	697
Management and other fees – affiliates	0	0	973	0	0	973

Total operating revenues	161	0	40,330	36,291	(5,835)	70,947
Other revenue from managed properties	0	0	3,070	0	0	3,070
Other revenue from managed properties – affiliates	0	0	2,772	0	0	2,772

Total revenues	161	0	46,172	36,291	(5,835)	76,789

Operating expenses by department:
Rooms	0	0	3,883	3,968	(911)	6,940
Food and beverage	0	0	4,732	4,722	0	9,454
Other	0	0	4,328	5,404	0	9,732
Other operating expenses:
Selling, general and administrative	5,613	46	13,524	8,320	(4,924)	22,579
Property operating costs	0	0	3,735	4,001	0	7,736
Depreciation and amortization	38	349	6,126	5,506	0	12,019

Total operating expenses	5,651	395	36,328	31,921	(5,835)	68,460
Other expenses from managed properties	0	0	3,070	0	0	3,070
Other expenses from managed properties – affiliates	0	0	2,772	0	0	2,772

Total expenses	5,651	395	42,170	31,921	(5,835)	74,302

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net operating (loss) income	(5,490)	(395)	4,002	4,370	0	2,487
Investment income – affiliates	0	0	0	220	0	220
Interest income	53	3	0	2	0	58
Interest expense	(1,584)	(6,636)	0	(3,437)	0	(11,657)
Equity in unconsolidated affiliates	(2,129)	4,899	0	97	(2,770)	97

(Loss) income from continuing operations before income taxes	(9,150)	(2,129)	4,002	1,252	(2,770)	(8,795)
Income tax expense	(48)	0	(127)	(204)	0	(379)

Net (loss) income from continuing operations	(9,198)	(2,129)	3,875	1,048	(2,770)	(9,174)
Discontinued operations, net of tax	0	0	0	(36)	0	(36)

Net (loss) income	(9,198)	(2,129)	3,875	1,012	(2,770)	(9,210)
Net income attributable to noncontrolling interest, net of tax	0	0	0	12	0	12

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(9,198)	$(2,129)	$3,875	$1,024	$(2,770)	$(9,198)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2013

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(846)	$1,487	$6,129	$653	$(8,269)	$(846)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	0	0	5,886	5,989	0	11,875
Bad debt expense	0	0	12	8	0	20
Amortization of debt fair value	80	(1,409)	0	92	0	(1,237)
Non-cash share-based compensation expense	0	0	297	0	0	297
Loss on disposition of assets	0	0	0	102	0	102
Equity in unconsolidated affiliates	(1,487)	(6,782)	0	1,242	8,269	1,242
Deferred tax expense	(48)	0	0	0	0	(48)
Changes in operating assets and liabilities	103,453	125,468	(51,951)	(162,931)	0	14,039

Net cash provided by (used in) operating activities	101,152	118,764	(39,627)	(154,845)	0	25,444

Investing activities:
Capital expenditures for property and equipment	(4)	0	(1,517)	(1,654)	0	(3,175)
Investment in unconsolidated related party	0	0	0	(6,712)	0	(6,712)
Investment in development	0	0	(795)	0	0	(795)
Proceeds from sale of assets	0	0	2	0	0	2
Increase in restricted cash	0	0	0	(1,394)	0	(1,394)

Net cash used in investing activities	(4)	0	(2,310)	(9,760)	0	(12,074)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Financing activities:
Principal payments on long-term debt	0	0	0	(2,157)	0	(2,157)
Payment of loan costs	(4)	(118)	0	(1)	0	(123)
Repurchase of stock for restricted stock tax withholding	(128)	0	0	0	0	(128)
Advances from consolidating entities, net	(101,468)	(103,324)	41,742	163,050	0	0

Net cash (used in) provided by financing activities	(101,600)	(103,442)	41,742	160,892	0	(2,408)

Net (decrease) increase in cash and cash equivalents	(452)	15,322	(195)	(3,713)	0	10,962
Cash and cash equivalents, beginning of period	10,188	7,524	1,260	9,152	0	28,124

Cash and cash equivalents, end of period	$9,736	$22,846	$1,065	$5,439	$0	$39,086

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(9,198)	$(2,129)	$3,875	$1,012	$(2,770)	$(9,210)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	38	349	6,126	5,506	0	12,019
Bad debt expense	0	0	0	10	0	10
Non-cash share-based compensation expense	0	0	791	0	0	791
Equity in unconsolidated affiliates	2,129	(4,899)	0	(97)	2,770	(97)
Deferred tax expense	53	0	0	0	0	53
Changes in operating assets and liabilities	2,702	6,438	265	2,281	0	11,686

Net cash (used in) provided by operating activities	(4,276)	(241)	11,057	8,712	0	15,252

Investing activities:
Capital expenditures for property and equipment	0	0	(620)	(501)	0	(1,121)
Investment in development	0	0	(53)	0	0	(53)
Increase in restricted cash	0	0	0	(2,416)	0	(2,416)

Net cash used in investing activities	0	0	(673)	(2,917)	0	(3,590)

Financing activities:
Principal payments on debt	0	383	(8)	(1,810)	0	(1,435)
Payment of loan costs	3	(110)	0	(2)	0	(109)
Advances from consolidating entities, net	3,439	13,036	(13,463)	(3.012)	0	0

Net cash provided by (used in) financing activities	3,442	13,309	(13,471)	(4,824)	0	(1,544)

Net increase (decrease) in cash and cash equivalents	(834)	13,068	(3,087)	971	0	10,118
Cash and cash equivalents, beginning of period	10,039	15,980	814	6,934	0	33,767

Cash and cash equivalents, end of period	$9,205	$29,048	$(2,273)	$7,905	$0	$43,885

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a discussion and analysis of the financial condition, results of operations and liquidity and capital resources. The following MD&A should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the audited financial statements and other disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” included elsewhere in this report.

All dollar amounts in this discussion, except for operating statistics, are in thousands.

Overview

The terms “Great Wolf Resorts,” “us,” “we,” and “our” are used in this report to refer to Great Wolf Resorts, Inc. and its consolidated subsidiaries.

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

Our financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	our Creative Kingdoms, LLC (“CK”) subsidiary, which is a developer of experiential gaming products; and

•	our equity interest in the Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.

On May 4, 2012, the Company merged (the “Merger”) with K-9 Acquisition, Inc., a Delaware corporation (“Merger Sub”) and subsidiary of a fund managed by an affiliate of Apollo Global Management, LLC (together with its subsidiaries, (“Apollo”). Although the Company continued as the same legal entity after the Merger, the Company’s capital structure changed significantly as a result of the Merger and our financial statement presentations distinguish between a “Predecessor” for periods prior to the Merger and a “Successor” for periods subsequent to the Merger. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

Properties. The following table presents an overview of our portfolio of resorts. As of March 31, 2013, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts. We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand.

	Ownership Percentage	Opened	Number of Guest Suites		Indoor Entertainment Area (1)
					(Approx. sq. ft.)
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

(1)

Our indoor entertainment areas generally include our indoor waterpark, game arcade, children’s activity room, MagiQuest® (an interactive game attraction) and fitness room, as well as our spa in the resorts that have such amenities.

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (“CNL”), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of March 31, 2013 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three months ended March 31, 2013.
(5)	An affiliate of Ripley Entertainment, Inc. (“Ripley”), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016 for a licensing fee.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (“Chehalis”) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

Key Performance Indicators

We have several key indicators that we use to evaluate the performance of our business. These indicators include the following:

•

Occupancy allows us to measure the general overall demand for rooms at our resorts and the effectiveness of our sales and marketing strategies and is calculated by dividing total occupied rooms by total available rooms;

•	Average daily room rate (“ADR”) allows us to measure the effectiveness of our yield management strategies and is calculated by dividing total rooms revenue by total occupied rooms;

•	Revenue per available room (“RevPAR”) is the product of occupancy and ADR;

•	Total revenue per occupied room (“Total RevPOR”) — calculated by dividing total revenue by total occupied rooms;

•	Total revenue per available room (“Total RevPAR”) — calculated by dividing total revenue by total available rooms;

•	Non-rooms revenue per occupied room — calculated by taking the difference between Total RevPOR and ADR;

•	Earnings before interest, taxes, depreciation and amortization, or “EBITDA”; and

•	EBITDA adjusted for certain items, or “Adjusted EBITDA.”

Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. For the three months ended March 31, 2013, approximately 68% of our total consolidated resort revenues consisted of rooms revenue.

See “Non-GAAP Financial Measures” for further discussion of our use of EBITDA and Adjusted EBITDA and a reconciliation of net loss to EBITDA and Adjusted EBITDA.

The following table shows key operating statistics for our resorts for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	Successor	Predecessor	Increase / (Decrease)
	2013	2012	$	%
Occupancy	66.6%	65.3%	N/A	1.3%
ADR	$283.57	$265.50	$18.07	6.8%
RevPAR	$188.95	$173.47	$15.48	8.9%
Total RevPOR	$431.44	$408.32	$23.12	5.7%
Total RevPAR	$287.48	$266.79	$20.69	7.8%
Non-rooms revenue per occupied room	$147.87	$142.82	$5.05	3.5%
Adjusted EBITDA	$25,165	$20,455	$4,710	23.0%

Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

Presented below are selected amounts from the statements of income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	Successor	Predecessor	Increase / (Decrease)
	2013	2012	$	%
Total Operating Revenues	$76,072	$70,947	$5,125	7.2%
Operating expenses:
Departmental operating expenses	26,174	26,126	48	0.2%
Selling, general and administrative	18,990	22,579	(3,589)	(15.9)%
Property operating costs	8,975	7,736	1,239	16.0%
Depreciation and amortization	11,875	12,019	(144)	(1.2)%
Net operating income	9,956	2,487	7,469	300.4%
Interest expense, net of interest income	9,635	11,599	(1,964)	(16.9)%
Net loss attributable to Great Wolf Resorts, Inc.	$(846)	$(9,198)	$8,352	90.8%

Total Operating Revenues. Operating revenues consist of lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts; revenue from our CK subsidiary, which includes product sales, admission fees and retail revenues; and management fee and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements. Total operating revenues for the three months ended March 31, 2013 increased primarily due to the increase in ADR.

Operating expenses.

•

Departmental operating expenses consist of room, food and beverage and other department expenses. For the three months ended March 31, 2013, these expenses increased by $48, as compared to the three months ended March 31, 2012, primarily due to an increase of $104 due to expenses associated with our spa services added in late 2012 and $400 of increased costs of goods sold from CK due to an increase in revenues offset by a decrease in labor costs.

•

Selling, general and administrative expenses, which are associated with the operations and management of resorts and our CK subsidiary and which consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate. These expenses decreased by $3,589 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due primarily to $4,976 of merger-related expenses in the first quarter of 2012 which were not incurred during the first quarter of 2013, partially offset by $911 of affiliate consulting fees in the first quarter of 2013.

•

Property operating costs consists of expenses, such as repairs and maintenance, utility costs and property taxes. For the three months ended March 31, 2013, property operating costs increased $1,239 primarily due to higher property taxes and increased utility costs.

•

Total depreciation and amortization decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to changes in depreciation and amortization as a result of merger-related fair value and useful life adjustments made in 2012.

Net operating income. For the three months ended March 31, 2013, we had net operating income of $9,956 compared to net operating income of $2,487 for the three months ended March 31, 2012. The $7,469 increase in net operating income is due to an increase of $5,125 in total operating revenue as well as a decrease in total operating expenses of $2,344.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. was $846 for the three months ended March 31, 2013 compared to a net loss of $9,198 for the three months ended March 31, 2012, an increase of $8,352 primarily due to increased operating income of $7,469 and decreased interest expense, net of interest income, of $1,964 due to the debt amortization of the fair value adjustments recorded at the time of the Merger, offset by a decrease in equity in unconsolidated affiliates of $1,339.

Segments

We have two reportable segments. Refer to Note 9 to the unaudited condensed consolidated financial statements of the Company for a detailed discussion of our segments.

	Three months ended March 31,
	Successor 2013	Predecessor 2012	Increase/ (Decrease)
Revenues
Resort Ownership Operation	$73,322	$68,719	$4,603
Resort Third-Party Management/License	8,153	7,512	641
Other	696	558	138

Liquidity and Capital Resources

Refer to Note 5 to the unaudited condensed consolidated financial statements of the Company for a detailed discussion of our indebtedness.

Short-Term Liquidity Requirements

Our short-term liquidity requirements generally consist primarily of funds necessary to pay operating expenses for the next 12 months, including: recurring maintenance, repairs and other operating expenses necessary to properly maintain and operate our resorts; recurring capital expenditures we make at our resorts; debt maturities within the next year, potentially including a portion of debt maturities of our unconsolidated subsidiary; property taxes and insurance expenses; interest expense and scheduled principal payments on outstanding indebtedness; general and administrative expenses; and income taxes.

Historically, we have satisfied our short-term liquidity requirements through a combination of operating cash flows and cash on hand. We believe that cash provided by our operations, together with cash on hand, will be sufficient to fund our short-term liquidity requirements for working capital, capital expenditures and debt service for the next 12 months.

Long-Term Liquidity Requirements

Our long-term liquidity requirements generally consist primarily of funds necessary to pay for the following items for periods beyond the next 12 months: scheduled debt maturities potentially including a portion of debt maturities of our unconsolidated subsidiary; costs associated with the development of new resorts; renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our resorts; and capital contributions and loans to unconsolidated joint ventures.

We expect to meet these needs through a combination of existing working capital, cash provided by operations, proceeds from investing activities; and proceeds from financing activities, including mortgage financing on properties being developed, additional or replacement borrowings under future credit facilities, contributions from joint venture partners, and the issuance of equity instruments, including common stock, or additional or replacement debt, including debt securities, as market conditions permit.

We believe these sources of capital will be sufficient to provide for our long-term capital needs. We cannot be certain, however, that we will have access to financing sufficient to meet our long-term liquidity requirements on terms that are favorable to us, or at all.

Other than debt maturities, our largest long-term expenditures are expected to be for capital expenditures for our existing resorts, capital expenditures for development of future resorts, and capital contributions or loans to existing joint ventures or joint ventures owning resorts under construction or development. Capital expenditures for our existing resorts were $3,175 for the three months ended March 31, 2013, $1,121 for the three months ended March 31, 2012 and $10,571 for the year ended December 31, 2012.

Working Capital

We had $39,086 of available cash and cash equivalents and a working capital deficit of $62,614 (current assets less current liabilities) at March 31, 2013, compared to the $28,124 of available cash and cash equivalents and a working capital deficit of $62,100 at December 31, 2012. The primary reason for the working capital deficit as of March 31, 2013 and December 31, 2012 is the classification of our Traverse City/Kansas City mortgage loan (principal balance of $63,371 as of March 31, 2013 and $63,845 as of December 31, 2012) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of March 31, 2013 and December 31, 2012, the loan is not in default, and the principal balance is not currently due.

Cash Flows

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

	Three months ended March 31,
	Successor 2013	Predecessor 2012	Increase/ (Decrease)
Net cash provided by operating activities	$25,444	$15,252	$10,192
Net cash used in investing activities	(12,074)	(3,590)	8,484
Net cash used in financing activities	(2,408)	(1,544)	864

Operating Activities. The increase in net cash provided by operating activities of $10,192 is primarily due to a change in net income of $8,364 and the changes in operating assets and liabilities of $2,353 due to the timing of receivables and payables for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Investing Activities. The increase in net cash used in investing activities of $8,484 is primarily due to the investment in our unconsolidated related party of $6,712 in the first quarter of 2013 as well as increased capital expenditures and investments in development of $2,796 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 offset by decreased restricted cash of $1,022 compared to the three months ended March 31, 2012. Refer to Note 4 to the unaudited condensed consolidated financial statements for a detailed discussion of the investment in our unconsolidated affiliates.

Financing Activities. The increase in net cash used in financing activities of $864 is primarily due to increased principal payments on our mortgage debt in the first quarter of 2013 compared to the first quarter of 2012 as well as the repurchase of stock for restricted stock tax withholding in the first quarter of 2013.

Non-GAAP Financial Measures

We use EBITDA and Adjusted EBITDA as measures of the operating performance. EBITDA and Adjusted EBITDA are supplemental financial measures and are not defined by accounting principles generally accepted in the United States (“GAAP”).

EBITDA is commonly defined as net income (loss) plus (a) net interest expense from continuing operations and discontinued operations, (b) income taxes from continuing operations and discontinued operations, and (c) depreciation and amortization from continuing operations and discontinued operations.

We define Adjusted EBITDA as EBITDA plus (a) non-cash share-based compensation, (b) equity in unconsolidated affiliates, (c) non-controlling interests, (d) separation payments, (e) merger-related costs; (f) certain consulting fees, (g) reimbursement agreement expenses, and (h) other unusual or non-recurring items.

Our management uses EBITDA and Adjusted EBITDA to evaluate operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; to evaluate our performance relative to our peers; as a basis for compensation for certain members of our management; for planning purposes; and in determining the value of proposed acquisitions and dispositions. We believe these are important supplemental measures of operating performance because they remove items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures.

We believe the presentation of these non-GAAP measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by our management; helps improve their ability to understand our operating performance; and make it easier to compare our results with other companies that may have different capital structures, capital investment cycles, ages of related assets, depreciation and amortization policies, interest rates or debt levels or income tax rates. In addition, these measures are commonly used in our industry to enhance investors’ understanding of our operating performance and to measure our ability to incur and service debt, make capital expenditures and meet working capital requirements.

Using these non-GAAP measures have material limitations, including the following:

•	they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•	they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and these non-GAAP measures do not reflect any cash requirements for such replacements or improvements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	they do not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate similarly titled measures differently than we do, limiting their usefulness as comparative measures.

These non-GAAP measures should not be considered as an alternative to net income (loss), as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as a measure of liquidity. You should therefore not place undue reliance on these measures. We believe these non-GAAP measures are most directly comparable to GAAP measurements such as operating income (loss), net income (loss), cash flows from operations and cash flow data.

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA and Adjusted EBITDA for the periods presented.

	Three months ended March 31,
	2013	2012
	Successor	Predecessor
Net loss attributable to Great Wolf Resorts, Inc.	$(846)	$(9,198)
Adjustments:
Interest expense, net of interest income	9,635	11,599
Income tax expense	168	378
Depreciation and amortization	11,875	12,019

EBITDA	20,832	14,798
Non-cash share-based compensation	297	791
Equity in unconsolidated affiliates	1,242	(97)
Net income attributable to noncontrolling interest	0	(13)
Separation payments	2,078	0
Merger-related costs	(830)	4,976
Consulting fees	879	0
Affiliate reimbursement agreement	411	0
Loss on disposition of assets	102	0
CK acquisition costs	154	0

Adjusted EBITDA	$25,165	$20,455

Known Trends

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies and estimates that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant estimates and judgments used in the preparation of these unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31 2012 and incorporated by reference herein. As of March 31, 2013, there were no significant changes in those critical accounting policies and estimates.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the unaudited condensed consolidated financial statements of the Company.

Related-Party Transactions

For a discussion of related-party transactions, see the information provided under Note 4 to the unaudited condensed consolidated financial statements of the Company.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have one unconsolidated joint venture arrangement with The Confederated Tribes of the Chehalis Reservation with respect to the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. We account for the joint venture using the equity method of accounting. See Note 1 to the unaudited condensed consolidated financial statements of the Company.

Contractual Obligations

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein. As of March 31, 2013, there were no significant changes to our contractual obligations.

Inflation

Our resort properties are able to change room and amenity rates on a daily basis, so the impact of higher inflation can often be passed along to guests. However, a weak economic environment that decreases overall demand for our products and services could restrict our ability to raise room and amenity rates to offset rising costs.

Seasonality

Our revenue and operating results are seasonal in nature, primarily coinciding with the timing of school vacation schedules. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our fourth quarter typically has less revenue than other quarters of a given year due primarily to lower consumer demand for our properties. Depending on the timing of spring break, revenues could shift between the first and second quarters of a given year. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects the quarterly percentage of total operating revenue for the years ended 2010, 2011 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010	25.0%	24.1%	28.2%	22.7%

2011	24.2%	25.5%	28.2%	22.1%

2012	24.3%	25.2%	27.9%	22.6%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we are exposed is interest rate risk. Our mortgage debts, with the exception of Concord, are at fixed rates and therefore are not subject to market risk. We have entered into interest rate caps that limit the Concord mortgage loan to a fixed rate of 8.00% through December 2016. At March 31, 2013, the only interest rate risk that we are exposed to is related to our junior subordinated debentures and thus a 1% or 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our interest expense by approximately $290 (in thousands) annually, based on our debt balances outstanding and current interest rates in effect as of March 31, 2013.

During the three months ended March 31, 2013, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of March 31, 2013, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December  31, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2013. We have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there have been no changes to our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see the information provided under Note 8 to the unaudited condensed consolidated financial statements of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were not in default of our obligations upon any senior securities during the applicable period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Great Wolf Resorts, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2012).

3.2	Amended and Restated Bylaws of Great Wolf Resorts, Inc. dated as of May 4, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 4, 2012).

10.1	Employment Agreement between Great Wolf Resorts, Inc. and Gary W. Ferrera, dated as of February 5, 2013 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 29, 2013).

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: May 15, 2013