Form 10-Q
period 2013-06-30
Great Wolf Resorts, Inc.
filed 2013-08-14
CIK 1294538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35458

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

The number of shares outstanding of the issuer’s common stock was 200 as of August 14, 2013.

Great Wolf Resorts, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2013

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	4
	Condensed Consolidated Statements of Income for the three months ended June 30, 2013, period May 5, 2012 through June 30, 2012, period April 1, 2012 through May 4, 2012, six months ended June 30, 2013 , period May 5, 2012 through June 30, 2012 and period January 1, 2012 through May 4, 2012	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, period May 5, 2012 through June 30, 2012, and period January 1, 2012 through May 4, 2012	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; dollars in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
		(as revised)
ASSETS
Current assets:
Cash and cash equivalents	$26,926	$28,124
Restricted cash	6,119	4,159
Escrows	5,093	7,022
Accounts receivable, net of allowance for doubtful accounts of $11 and $0	5,865	7,620
Accounts receivable – affiliates	5,157	5,145
Inventory	7,556	7,203
Other current assets	4,826	4,284

Total current assets	61,542	63,557
Property and equipment, net of accumulated depreciation of $52,674 and $30,737	604,835	615,055
Investments in and advances to unconsolidated affiliates	33,236	25,697
Other assets	7,261	5,406
Goodwill	124,435	124,435
Intangible assets, net of accumulated amortization of $797 and $456	47,229	47,444

Total assets	$878,538	$881,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$65,881	$66,768
Accounts payable	7,681	7,459
Accounts payable – affiliates	2,402	1,741
Accrued interest payable	7,793	7,858
Accrued expenses	24,395	24,934
Advance deposits	13,790	8,360
Gift certificates payable	5,266	6,882
Other current liabilities	535	1,655

Total current liabilities	127,743	125,657
Mortgage debt	390,919	396,012
Other long-term debt	61,164	60,984
Deferred tax liability, net	43,840	43,713
Deferred compensation liability	2,616	2,164

Total liabilities	626,282	628,530
Commitments and contingencies (NOTE 8)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 200 shares issued and outstanding	0	0
Additional paid-in-capital	267,514	267,112
Accumulated deficit	(15,258)	(14,048)

Total stockholders’ equity	252,256	253,064

Total liabilities and stockholders’ equity	$878,538	$881,594

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; dollars in thousands)

	Successor		Predecessor	Successor		Predecessor
	Three months ended June 30, 2013	Period May 5, 2012 through June 30, 2012	Period April 1, 2012 through May 4, 2012	Six months ended June 30, 2013	Period May 5, 2012 through June 30, 2012	Period January 1, 2012 through May 4, 2012
Revenues:
Rooms	$46,113	$28,054	$18,368	$95,096	$28,054	$63,793
Food and beverage	12,449	8,121	4,726	25,003	8,121	17,273
Other	12,044	7,267	4,615	24,525	7,267	15,920
Management and other fees	887	480	701	1,914	480	1,398
Management and other fees — affiliates	1,050	535	441	2,077	535	1,414

Total operating revenues	72,543	44,457	28,851	148,615	44,457	99,798
Other revenue from managed properties	3,212	1,878	1,123	6,391	1,878	4,193
Other revenue from managed properties — affiliates	3,007	1,729	1,129	5,927	1,729	3,901

Total revenues	78,762	48,064	31,103	160,933	48,064	107,892
Operating expenses by department:
Rooms	6,858	4,222	2,518	13,554	4,222	9,458
Food and beverage	9,352	6,129	3,492	18,359	6,129	12,946
Other	9,514	6,585	3,718	19,985	6,585	13,450
Other operating expenses:
Selling, general and administrative (including $702, $0, $0, $1,613, $0 and $0 to affiliates, respectively)	18,502	13,376	19,626	37,492	13,376	42,205
Property operating costs	9,114	4,874	3,611	18,089	4,874	11,347
Depreciation and amortization	10,461	7,779	4,450	22,336	7,779	16,469
Loss on disposition of assets	68	0	47	170	0	47

Total operating expenses	63,869	42,965	37,462	129,985	42,965	105,922
Other expenses from managed properties	3,212	1,878	1,123	6,391	1,878	4,193
Other expenses from managed properties — affiliates	3,007	1,729	1,129	5,927	1,729	3,901

Total expenses	70,088	46,572	39,714	142,303	46,572	114,016

Net operating income (loss)	8,674	1,492	(8,611)	18,630	1,492	(6,124)
Investment income — affiliates	405	137	83	648	137	303
Interest income	55	31	24	119	31	82
Interest expense	(9,664)	(6,259)	(4,359)	(19,363)	(6,259)	(16,016)
Equity in unconsolidated affiliates	(262)	(423)	461	(1,504)	(423)	558

Loss from continuing operations before income taxes	(792)	(5,022)	(12,402)	(1,470)	(5,022)	(21,197)
Income tax benefit (expense)	428	(258)	103	260	(258)	(276)

Net loss from continuing operations	(364)	(5,280)	(12,299)	(1,210)	(5,280)	(21,473)
Discontinued operations, net of tax	0	7	13	0	7	(23)

Net loss	(364)	(5,273)	(12,286)	(1,210)	(5,273)	(21,496)
Net income attributable to noncontrolling interest, net of tax	0	11	3	0	11	15

Net loss attributable to Great Wolf Resorts, Inc.	$(364)	$(5,262)	$(12,283)	$(1,210)	$(5,262)	$(21,481)

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in thousands)

	Successor		Predecessor
	Six months ended June 30, 2013	Period May 5, 2012 through June 30, 2012	Period January 1, 2012 through May 4, 2012
Operating activities:
Net loss	$(1,210)	$(5,273)	$(21,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,336	7,779	16,469
Bad debt expense	42	9	26
Amortization of debt fair value	(2,469)	(887)	0
Non-cash share-based compensation expense	508	868	3,348
Loss on disposition of assets	170	0	47
Equity in unconsolidated affiliates	1,504	423	(558)
Deferred tax (benefit) expense	(101)	36	73
Changes in operating assets and liabilities:
Accounts receivable and other assets	277	(1,221)	(1,304)
Accounts payable, accrued expenses and other liabilities	1,689	(882)	3,694
Affiliate receivables and payables, net	655	93	1,379

Net cash provided by operating activities	23,401	945	1,678

Investing activities:
Capital expenditures for property and equipment	(11,341)	(3,264)	(2,237)
Investment in unconsolidated affiliates	(6,712)	0	0
Investment in development	(2,775)	(14)	(75)
Proceeds from sale of assets	15	0	3
Increase in restricted cash and escrows	(31)	(1,279)	(3,464)

Net cash used in investing activities	(20,844)	(4,557)	(5,773)

Financing activities:
Principal payments on debt	(3,331)	(392)	(1,777)
Payment of loan costs	(296)	(4)	(120)
Repurchase of stock for restricted stock tax withholding	(128)	0	0
Capital contribution	0	1,091	0

Net cash (used in) provided by financing activities	(3,755)	695	(1,897)

Net decrease in cash and cash equivalents	(1,198)	(2,917)	(5,992)
Cash and cash equivalents, beginning of period	28,124	27,775	33,767

Cash and cash equivalents, end of period	$26,926	$24,858	$27,775

Supplemental Cash Flow Information:
Cash paid for interest	$21,897	$2,177	$20,499
Cash paid for income taxes, net of refunds	$606	$423	$211
Non-cash investing activities:
Accrued capital expenditures	$706	$0	$0

See accompanying notes to the condensed consolidated financial statements.

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Note 2 – Summary of Significant Accounting Policies

Note 3 – Revision of Prior Period Financial Statements

Note 4 – Related Party and Affiliate Transactions

Note 5 – Debt

Note 6 – Fair Value of Financial Instruments

Note 7 – Derivative Instruments

Note 8 – Commitments and Contingencies

Note 9 – Segments

Note 10 – Supplemental Guarantor Condensed Consolidating Financial Statements

Note 11 – Subsequent Events

GREAT WOLF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; dollars in thousands, except otherwise specified)

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

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include all of the accounts of Great Wolf Resorts and our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

Noncontrolling Interests. Creative Kingdoms, LLC (“Creative Kingdoms”) was a consolidated subsidiary with a noncontrolling interest through December 28, 2012, at which time we purchased the entire noncontrolling interest. Prior to that date, the net earnings attributable to the controlling and noncontrolling interests were included on the face of our condensed consolidated statements of income.

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

We have equity investments in the joint ventures that own (i) the Great Wolf Lodge resort in Grand Mound, Washington (“Grand Mound”) and (ii) the Great Wolf Lodge resort which is to be developed in Garden Grove, California (“Garden Grove”) as described in Note 4. We manage each resort, and we have concluded that both joint ventures are variable interest entities due to the management contracts that provide us with certain rights. However, we have concluded that we are not the primary beneficiary because the majority equity owners of each joint venture have substantive participating rights over the activities that most significantly impact the economic performance of each joint venture. As a result, we have concluded that power is shared between us and the other equity investors in each joint venture. As we share power with the majority equity owners, we are not the primary beneficiary of either joint venture and, therefore, we do not consolidate these entities. Our maximum exposure to loss related to our involvement with each joint venture as of June 30, 2013 and December 31, 2012 is limited to the carrying value of our equity investment in the joint ventures and receivables as of those dates. Our exposure is limited because of the non-recourse nature of the borrowings of the joint ventures. The total carrying values of those items on our condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012 is $38,195 and $30,382, respectively, and are included in the “Accounts receivable — affiliates” and “Investments in and advances to unconsolidated affiliates” line items on our condensed consolidated balance sheets.

Reclassifications — We have reclassified (i) “Affiliate receivables and payables, net” in our 2012 condensed consolidated statements of cash flows on a separate line to present related party transactions on the face of the statement, and (ii) income tax expense from “Equity in unconsolidated affiliates” to “Income tax expense” in our 2012 condensed consolidated statements of income as equity in unconsolidated affiliates is presented within loss from continuing operations before income taxes and no longer presented net of tax, to conform to the 2013 presentation.

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

The following table presents the effect of this correction on the Company’s Consolidated Balance Sheet as of December 31, 2012 and on the Consolidated Statement of Income, Consolidated Statement of Equity and Consolidated Statement of Cash Flows for the successor period May 5, 2012 through December 31, 2012:

	As Previously Reported	Adjustment	As Revised
December 31, 2012
Consolidated Balance Sheet
Accrued expenses	$23,888	$1,046	$24,934
Total current liabilities	124,611	1,046	125,657
Total liabilities	627,484	1,046	628,530
Accumulated deficit	(13,002)	(1,046)	(14,048)
Total stockholders’ equity	254,110	(1,046)	253,064

Period May 5, 2012 through December 31, 2012
Consolidated Statement of Income
Selling, general and administrative	51,930	1,046	52,976
Total operating expenses	177,591	1,046	178,637
Total expenses	193,190	1,046	194,236
Net operating income	13,996	(1,046)	12,950
Loss from continuing operations before income taxes	(11,425)	(1,046)	(12,471)
Net loss from continuing operations	(13,094)	(1,046)	(14,140)
Net loss	(13,085)	(1,046)	(14,131)
Net loss attributable to Great Wolf Resorts, Inc.	(13,002)	(1,046)	(14,048)
Consolidated Statement of Equity
Net loss attributable to Great Wolf Resorts, Inc.	(13,002)	(1,046)	(14,048)
Accumulated deficit	(13,002)	(1,046)	(14,048)
Consolidated Statement of Cash Flow
Net loss	(13,085)	(1,046)	(14,131)
Accounts payable, accrued expenses and other liabilities	1,000	1,046	2,046

4. RELATED PARTY AND AFFILIATE TRANSACTIONS

Our related parties and affiliates include (i) members of the joint venture that own the Great Wolf Lodge resort in Grand Mound, Washington, (ii) members of the joint venture that own the Great Wolf Lodge which is to be developed in Garden Grove, California and (iii) Apollo, our indirect controlling shareholder.

Our unconsolidated joint venture with The Confederated Tribes of the Chehalis Reservation owns the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. On March 21, 2013, each joint venture partner made an additional investment of $6,712 in preferred equity of the unconsolidated joint venture. Our ownership interest remains at 49%.

Our unconsolidated joint venture with an affiliate of McWhinney Real Estate Services, Inc. owns the Great Wolf Lodge resort and conference center to be developed on a 10.8-acre land parcel in Garden Grove, California. Our ownership interest in this joint venture is 15.28%.

We regularly transact business with our related parties and affiliates. The following summarizes our transactions:

	Successor		Predecessor	Successor		Predecessor
	Three months ended June 30, 2013	Period May 5, 2012 through June 30, 2012	Period April 1, 2012 through May 4, 2012	Six months ended June 30, 2013	Period May 5, 2012 through June 30, 2012	Period January 1, 2012 through May 4, 2012
Management and other fees	$1,050	$535	$441	$2,077	$535	$1,414
Other revenue from managed properties	3,007	1,729	1,129	5,927	1,729	3,901
Selling, general and administrative	702	0	0	1,613	0	0
Other expenses from managed properties	3,007	1,729	1,129	5,927	1,729	3,901
Investment income	405	137	83	648	137	303

	June 30, 2013	December 31, 2012

Accounts receivable	$5,157	$5,145
Investments in and advances to unconsolidated affiliates	33,236	25,697
Accounts payable	2,402	1,741

5. DEBT

Debt consists of the following:

	Carrying Value		Principal Amounts
	June 30, 2013	December 31, 2012	June 30, 2013
Mortgage Debt:
Traverse City/Kansas City mortgage loan	$61,660	$62,215	$62,914
Pocono Mountains mortgage loan	92,244	93,114	90,984
Concord mortgage loan	47,440	49,158	47,285
First mortgage notes	255,456	258,293	230,000
Other Long-Term Debt:
Junior subordinated debentures	61,164	60,984	80,545

	517,964	523,764	511,728
Less current portion of long-term debt	(65,881)	(66,768)	(65,881)

Total long-term debt	$452,083	$456,996	$445,847

The carrying value amounts as of June 30, 2013 and December 31, 2012, include net fair value adjustments that are amortized to interest expense over the life of each loan, using the effective interest rate method. The unamortized fair value adjustment as of June 30, 2013 and December 31, 2012 was $6,236 and $8,705, respectively.

Traverse City/Kansas City Mortgage Loan — This non-recourse loan is secured by our Traverse City and Kansas City resorts. The loan bears interest at a fixed rate of approximately 7.00%, is subject to a 25-year principal amortization schedule, and matures in January 2015. The loan has customary financial and operating debt compliance covenants. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2013. While recourse under the loan is limited to the property owner’s interest in the mortgaged property, we have provided limited guarantees with respect to certain customary non-recourse provisions and environmental indemnities relating to the loan.

In September 2010, the loan’s master servicer implemented a lock-box cash management arrangement. The lock-box cash management arrangement requires substantially all cash receipts for the two resorts to be moved each day to a lender-controlled bank account, which the loan servicer then uses to fund debt service and operating expenses for the two resorts on a monthly basis, with excess cash flow being deposited in a reserve account and held as additional collateral for the loan. Therefore, we have classified the entire outstanding principal balance of the loan as a current liability as of June 30, 2013 and December 31, 2012, since the lock-box arrangement requires us to use the properties’ working capital to service the loan, and we do not presently have the ability to refinance this loan to a new, long-term loan. Although the entire principal balance of the loan is classified as a current liability as of June 30, 2013 and December 31, 2012, the loan is not in default, and the principal balance is not due currently.

Pocono Mountains Mortgage Loan — This loan is secured by a mortgage on our Pocono Mountains resort. The loan bears interest at a fixed rate of 6.10% and matures in January 2017. The loan is currently subject to a 30-year principal amortization schedule. The loan has customary covenants associated with an individual mortgaged property. The loan also has customary restrictions on our ability to prepay the loan prior to maturity. We were in compliance with all covenants under this loan at June 30, 2013.

Concord Mortgage Loan — This loan is secured by a mortgage on our Concord resort. This loan bears interest at a floating rate of 30-day LIBOR plus a spread of 500 basis points with a minimum rate of 6.00% per annum (effective rate of 6.00% at June 30, 2013 and December 31, 2012) and matures on December 31, 2016. This loan requires four quarterly principal payments of $375. We are required to provide interest rate protection on a portion of the loan amount through the loan’s maturity date. Therefore, we executed interest rate caps that cap the loan at an 8.00% interest rate through December 2016. See Note 7 for additional discussion of the interest rate caps. We were in compliance with all covenants under this loan at June 30, 2013.

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

Junior Subordinated Debentures — In March 2005, we completed a private offering of $50,000 of trust preferred securities (“TPS”) through Great Wolf Capital Trust I (“Trust I”), a Delaware statutory trust which is our subsidiary. The securities pay holders cumulative cash distributions at an annual fixed rate of 7.80% through March 2015 and then at a floating annual rate of LIBOR plus a spread of 310 basis points thereafter. The securities mature in March 2035 and are callable at no premium after March 2010. In addition, we invested $1,550 in Trust I’s common securities, representing 3% of the total capitalization of Trust I.

In March 2012, we completed an exchange through Great Wolf Capital Trust IV (“Trust IV”), a Delaware statutory trust which is our subsidiary, and issued $28,125 of TPS in exchange for all $28,125 of TPS of Great Wolf Capital Trust III (“Trust III”). The securities pay holders cumulative cash distributions at an annual fixed rate of 7.90% through July 2012 and at a floating annual rate equal to LIBOR plus 550 basis points thereafter (effective rate of 5.78% and 5.81% at June 30, 2013 and December 31, 2012, respectively). The securities mature in July 2017 and are callable at no premium after July 2012. In conjunction with this transaction, Trust IV issued to us 870 common securities, which are all of the issued and outstanding common securities of Trust IV, with a liquidation amount of $870. In addition, in conjunction with this transaction, we issued to Trust IV $28,995 of junior subordinated debentures with payment terms that mirror the distribution terms of the TPS of Trust IV.

Our condensed consolidated financial statements present the debentures issued to the Trusts as other long-term debt. Our investments in the Trusts are accounted for as cost investments and are included in other assets on our consolidated balance sheets. For financial reporting purposes, we record interest expense on the corresponding notes in our condensed consolidated statements of income.

For a description of the refinancing of certain of our debt that occurred after June 30, 2013, see the information provided under Note 11.

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

The following table summarizes our financial assets using the fair value hierarchy on a recurring basis:

June 30, 2013

	Level 1	Level 2	Level 3	Total
Interest rate caps	$0	$203	$0	$203

December 31, 2012

	Level 1	Level 2	Level 3	Total
Interest rate caps	$0	$115	$0	$115

Level 2 assets consist of our interest rate caps. To determine the estimated fair value of our interest rate caps we use market information provided by the banks from whom the interest rate caps were purchased.

As of June 30, 2013 and December 31, 2012, we estimate the total fair value of the interest rate caps described above to be approximately equal to their total carrying values. We based the fair value of the interest rate caps on available market data for similar securities, which would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts for cash and cash equivalents, restricted cash, escrows, accounts receivable, other current assets, accounts payable, accrued expenses, gift certificates payable, advance deposits and other current liabilities approximate fair value because of the short-term nature of these instruments.

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

The following table summarizes the fair value of derivative instruments in our condensed consolidated balance sheets:

		Fair Value as of
	Balance Sheet Classification	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Interest rate caps	Other assets	$203	$115

The following table summarizes the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of income:

		Gain (Loss) Recognized (Pre-tax)
	Income Statement Classification	Three months ended June 30, 2013 Successor	Period May 5, 2012 through June 30, 2012 Successor	Period April 1, 2012 through May 4, 2012 Predecessor	Six months ended June 30, 2013 Successor	Period May 5, 2012 through June 30, 2012 Successor	Period January 1, 2012 through May 4, 2012 Predecessor
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$82	(144)	0	87	(144)	$(34)

For a description of the settlement of these interest rate caps in connection with the refinancing of certain of our debt that occurred after June 30, 2013, see the information provided under Note 11.

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

On December 18, 2012, the Delaware Court of Chancery approved the class-wide settlement in the Delaware Action and entered a final order dismissing the Delaware Action in its entirety. It awarded counsel for the plaintiffs in the Delaware Action fees and expenses in the amount of $1,940, which was paid in 2013.

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

The Other items in the table below includes items that do not constitute a reportable segment and represent corporate-level activities and the activities of other operations not included in the Resort Ownership/Operation or Resort Third-Party Management/License segments. Total assets at the corporate level primarily consist of cash, our investment in affiliates, and intangibles. Total assets for all segments are located within the United States.

The following summarizes significant financial information regarding our segments:

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Three months ended June 30, 2013 (Successor)
Revenues	$69,544	$8,156	$1,062	$78,762

Depreciation and amortization	9,738	—	723	10,461
Net operating income (loss)	7,379	1,937	(642)	8,674
Investment income – affiliates	—	—	—	405
Interest income	—	—	—	55
Interest expense	—	—	—	(9,664)
Equity in unconsolidated affiliates	—	—	—	(262)

Loss from continuing operations before income taxes	—	—	—	$(792)

Additions to long-lived assets	9,334	—	388	$9,722

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period May 5, 2012 through June 30, 2012 (Successor)
Revenues	$42,664	$4,622	$778	$48,064

Depreciation and amortization	6,950	—	829	7,779
Net operating income (loss)	3,385	1,012	(2,905)	1,492
Investment income – affiliates	—	—	—	137
Interest income	—	—	—	31
Interest expense	—	—	—	(6,259)
Equity in unconsolidated affiliates	—	—	—	(423)

Loss from continuing operations before income taxes	—	—	—	$(5,022)

Additions to long-lived assets	3,258	—	6	$3,264

Total assets	758,652	1,207	109,836	$869,695

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period April 1, 2012 through May 4, 2012 (Predecessor)
Revenues	$27,157	$3,394	$552	$31,103

Depreciation and amortization	4,179	—	271	4,450
Net operating income (loss)	3,280	1,143	(13,034)	(8,611)
Investment income – affiliates	—	—	—	83
Interest income	—	—	—	24
Interest expense	—	—	—	(4,359)
Equity in unconsolidated affiliates	—	—	—	461

Loss from continuing operations before income taxes	—	—	—	$(12,402)

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Six months ended June 30, 2013 (Successor)
Revenues	$142,866	$16,309	$1,758	$160,933

Depreciation and amortization	20,392	—	1,944	22,336
Net operating income (loss)	19,579	3,991	(4,940)	18,630
Investment income – affiliates	—	—	—	648
Interest income	—	—	—	119
Interest expense	—	—	—	(19,363)
Equity in unconsolidated affiliates	—	—	—	(1,504)

Loss from continuing operations before income taxes	—	—	—	$(1,470)

Additions to long-lived assets	10,788	—	553	$11,341

Total assets	752,521	7,825	118,192	$878,538

	Resort Ownership/ Operation	Resort Third-Party Management /License	Other	Totals per Financial Statements
Period January 1, 2012 through May 4, 2012 (Predecessor)
Revenues	$95,876	$10,906	$1,110	$107,892

Depreciation and amortization	15,476	—	993	16,469
Net operating income (loss)	11,070	2,813	(20,007)	(6,124)
Investment income – affiliates	—	—	—	303
Interest income	—	—	—	82
Interest expense	—	—	—	(16,016)
Equity in unconsolidated affiliates	—	—	—	558

Loss from continuing operations before income taxes	—	—	—	$(21,197)

Additions to long-lived assets	2,173	—	64	$2,237

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

The following tables present the condensed consolidating balances sheets of the Company (“Parent”), the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries , the condensed consolidating statements of income for the three months ended June 30, 2013, period May 5, 2012 through June 30,2012, period April 1, 2012 through May 4, 2012, six months ended June 30, 2013 and period January 1, 2012 through May 4, 2012, and the condensed consolidating statements of cash flows for the six months ended June 30, 2013, period May 5, 2012 through June 1, 2012 and period January 1, 2012 through May 4, 2012. The Subsidiary Guarantors have guaranteed the first mortgage notes on a joint and several basis, and such guarantees are full and unconditional.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2013

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,334	$11,182	$1,359	$5,051	$0	$26,926
Restricted cash	1,026	0	0	5,093	0	6,119
Escrows	0	0	0	5,093	0	5,093
Accounts receivable, net	229	256	4,302	1,078	0	5,865
Accounts receivable—affiliate	0	0	2,835	2,322	0	5,157
Accounts receivable—consolidating entities	281,844	617,244	593,752	89,314	(1,582,154)	0
Inventory	0	0	3,625	3,931	0	7,556
Other current assets	1,247	8	1,778	1,793	0	4,826

Total current assets	293,680	628,690	607,651	113,675	(1,582,154)	61,542
Property and equipment, net	0	0	321,241	283,594	0	604,835
Investments in consolidating entities	263,304	286,760	0	0	(550,064)	0
Investments in and advances to affiliates	0	3,143	0	30,093	0	33,236
Other assets	2,476	229	4,342	214	0	7,261
Goodwill	0	0	55,468	68,967	0	124,435
Intangible assets, net	0	0	47,103	126	0	47,229

Total assets	$559,460	$918,822	$1,035,805	$496,669	$(2,132,218)	$878,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$0	$65,881	$0	$65,881
Accounts payable	15	2,116	3,289	2,261	0	7,681
Accounts payable—affiliate	41	2,351	10	0	0	2,402
Accounts payable—consolidating entities	194,906	389,132	772,401	225,715	(1,582,154)	0
Accrued interest payable	619	6,253	0	921	0	7,793
Accrued expenses	3,147	210	13,299	7,739	0	24,395
Advance deposits	0	0	7,391	6,399	0	13,790
Gift certificates payable	3,472	0	791	1,003	0	5,266
Other current liabilities	0	0	315	220	0	535

Total current liabilities	202,200	400,062	797,496	310,139	(1,582,154)	127,743
Mortgage debt	0	255,456	0	135,463	0	390,919
Other long-term debt	61,164	0	0	0	0	61,164
Deferred tax liability, net	43,840	0	0	0	0	43,840
Deferred compensation liability	0	0	2,616	0	0	2,616

Total liabilities	307,204	655,518	800,112	445,602	(1,582,154)	626,282
Commitments and contingencies
Stockholders’ equity:
Common stock	0	0	0	0	0	0
Additional paid-in-capital	267,514	262,773	207,615	55,158	(525,546)	267,514
Accumulated deficit	(15,258)	531	28,078	(4,091)	(24,518)	(15,258)

Total equity	252,256	263,304	235,693	51,067	(550,064)	252,256

Total liabilities and equity	$559,460	$918,822	$1,035,805	$496,669	$(2,132,218)	$878,538

CONSOLIDATING BALANCE SHEET

December 31, 2012

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,188	$7,524	$1,260	$9,152	$0	$28,124
Restricted cash	1,026	0	0	3,133	0	4,159
Escrows	0	0	0	7,022	0	7,022
Accounts receivable, net	1,510	0	3,593	2,517	0	7,620
Accounts receivable – affiliates	1	0	3,475	1,669	0	5,145
Accounts receivable – consolidating entities	286,950	516,074	532,841	72,650	(1,408,515)	0
Inventory	0	0	2,809	4,394	0	7,203
Other current assets	149	0	2,249	1,886	0	4,284

Total current assets	299,824	523,598	546,227	102,423	(1,408,515)	63,557
Property and equipment, net	0	0	327,346	287,709	0	615,055
Investment in consolidating entities	259,419	272,492	0	0	(531,911)	0
Investment in and advances to affiliates	0	0	1,476	24,221	0	25,697
Other assets	2,472	1	2,789	144	0	5,406
Goodwill	0	0	55,468	68,967	0	124,435
Intangible assets, net	0	0	47,444	0	0	47,444

Total assets	$561,715	$796,091	$980,750	$483,464	$(1,940,426)	$881,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$0	$66,768	$0	$66,768
Accounts payable	0	1,773	3,146	2,633	(93)	7,459
Accounts payable – affiliates	0	1,739	2	0	0	1,741
Accounts payable – consolidating entities	194,546	268,601	734,219	210,327	(1,407,693)	0
Accrued interest payable	625	6,253	0	980	0	7,858
Accrued expenses	3,301	13	14,593	7,027	0	24,934
Advance deposits	0	0	3,220	5,140	0	8,360
Gift certificates payable	4,687	0	960	1,235	0	6,882
Other current liabilities	795	0	278	1,311	(729)	1,655

Total current liabilities	203,954	278,379	756,418	295,421	(1,408,515)	125,657
Mortgage debt	0	258,293	0	137,719	0	396,012
Other long-term debt	60,984	0	0	0	0	60,984
Deferred tax liability, net	43,713	0	0	0	0	43,713
Deferred compensation liability	0	0	2,164	0	0	2,164

Total liabilities	308,651	536,672	758,582	433,140	(1,408,515)	628,530
Commitments and contingencies
Stockholders’ equity:
Common stock	0	0	0	0	0	0
Additional paid-in-capital	267,112	262,773	207,615	55,158	(525,546)	267,112
Accumulated deficit	(14,048)	(3,354)	14,553	(4,834)	(6,365)	(14,048)

Total equity	253,064	259,419	222,168	50,324	(531,911)	253,064

Total liabilities and equity	$561,715	$796,091	$980,750	$483,464	$(1,940,426)	$881,594

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2013

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$23,762	$22,351	$0	$46,113
Food and beverage	0	0	6,456	5,993	0	12,449
Other	0	0	5,612	6,432	0	12,044
Management and other fees	100	0	3,458	26	(2,697)	887
Management and other fees—affiliates	0	0	1,050	0	0	1,050

Total operating revenues	100	0	40,338	34,802	(2,697)	72,543
Other revenue from managed properties	0	0	3,212	0	0	3,212
Other revenue from managed properties—affiliates	0	0	3,007	0	0	3,007

Total revenues	100	0	46,557	34,802	(2,697)	78,762

Operating expenses by department:
Rooms	0	0	3,439	3,868	(449)	6,858
Food and beverage	0	0	4,976	4,376	0	9,352
Other	0	0	4,576	4,938	0	9,514
Other operating expenses:
Selling, general and administrative	2,002	233	10,276	8,239	(2,248)	18,502
Property operating costs	0	0	3,991	5,123	0	9,114
Depreciation and amortization	0	0	5,660	4,801	0	10,461
Loss on disposition of assets	0	0	0	68	0	68

Total operating expenses	2,002	233	32,918	31,413	(2,697)	63,869
Other expenses from managed properties	0	0	3,212	0	0	3,212
Other expenses from managed properties—affiliates	0	0	3,007	0	0	3,007

Total expenses	2,002	233	39,137	31,413	(2,697)	70,088

Net operating (loss) income	(1,902)	(233)	7,420	3,389	0	8,674
Investment income—affiliates	0	0	0	405	0	405
Interest income	45	3	0	7	0	55
Interest expense	(1,531)	(4,858)	0	(3,275)	0	(9,664)
Equity in unconsolidated affiliates	2,398	7,486	0	(262)	(9,884)	(262)

(Loss) income from continuing operations before income taxes	(990)	2,398	7,420	264	(9,884)	(792)
Income tax benefit (expense)	626	0	(24)	(174)	0	428

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(364)	$2,398	$7,396	$90	$(9,884)	$(364)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period May 5, 2012 through June 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$15,258	$12,796	$0	$28,054
Food and beverage	0	0	4,291	3,830	0	8,121
Other	0	0	3,433	3,834	0	7,267
Management and other fees	52	0	3,830	3	(3,405)	480
Management and other fees—affiliates	0	0	535	0	0	535

Total operating revenues	52	0	27,347	20,463	(3,405)	44,457
Other revenue from managed properties	0	0	1,878	0	0	1,878
Other revenue from managed properties—affiliates	0	0	1,729	0	0	1,729

Total revenues	52	0	30,954	20,463	(3,405)	48,064

Operating expenses by department:
Rooms	0	0	2,391	2,394	(563)	4,222
Food and beverage	0	0	3,323	2,806	0	6,129
Other	0	0	2,923	3,662	0	6,585
Other operating expenses:
Selling, general and administrative	1,349	20	9,795	5,054	(2,842)	13,376
Property operating costs	0	0	2,653	2,221	0	4,874
Depreciation and amortization	0	0	3,827	3,952	0	7,779

Total operating expenses	1,349	20	24,912	20,089	(3,405)	42,965
Other expenses from managed properties	0	0	1,878	0	0	1,878
Other expenses from managed properties—affiliates	0	0	1,729	0	0	1,729

Total expenses	1,349	20	28,519	20,089	(3,405)	46,572

Net operating (loss) income	(1,297)	(20)	2,435	374	0	1,492
Investment income—affiliates	0	0	0	137	0	137
Interest income	31	0	0	0	0	31
Interest expense	(931)	(3,009)	0	(2,319)	0	(6,259)
Equity in unconsolidated affiliates	(3,009)	20	0	(423)	2,989	(423)

(Loss) income from continuing operations before income taxes	(5,206)	(3,029)	2,435	(2,231)	0	(5,022)
Income tax expense	(56)	0	(94)	(108)	0	(258)

Net (loss) income from continuing operations	(5,262)	(3,009)	2,341	(2,339)	2,989	(5,280)
Discontinued operations, net of tax	0	0	0	7	0	7

Net (loss) income	(5,262)	(3,009)	2,341	(2,332)	2,989	(5,273)
Net income attributable to noncontrolling interest, net of tax	0	0	0	11	0	11

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(5,262)	$(3,009)	$2,341	$(2,321)	$2,989	$(5,262)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period April 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$8,714	$9,654	$0	$18,368
Food and beverage	0	0	2,225	2,501	0	4,726
Other	0	0	1,918	2,697	0	4,615
Management and other fees	30	0	2,506	2	(1,837)	701
Management and other fees—affiliates	0	0	441	0	0	441

Total operating revenues	30	0	15,804	14,854	(1,837)	28,851
Other revenue from managed properties	0	0	1,123	0	0	1,123
Other revenue from managed properties—affiliates	0	0	1,129	0	0	1,129

Total revenues	30	0	18,056	14,854	(1,837)	31,103

Operating expenses by department:
Rooms	0	0	1,442	1,444	(368)	2,518
Food and beverage	0	0	1,734	1,758	0	3,492
Other	0	0	1,580	2,138	0	3,718
Other operating expenses:
Selling, general and administrative	9,857	13	7,279	3,946	(1,469)	19,626
Property operating costs	0	0	1,531	2,080	0	3,611
Depreciation and amortization	15	131	2,265	2,039	0	4,450
Loss on disposition of assets	0	0	47	0	0	47

Total operating expenses	9,872	144	15,878	13,405	(1,837)	37,462
Other expenses from managed properties	0	0	1,123	0	0	1,123
Other expenses from managed properties—affiliates	0	0	1,129	0	0	1,129

Total expenses	9,872	144	18,130	13,405	(1,837)	39,714

Net operating (loss) income	(9,842)	(144)	(74)	1,449	0	(8,611)
Investment income—affiliates	0	0	0	83	0	83
Interest income	21	4	0	(1)	0	24
Interest expense	(595)	(2,500)	0	(1,264)	0	(4,359)
Equity in unconsolidated affiliates	(1,849)	791	0	461	1,058	461

(Loss) income from continuing operations before income taxes	(12,265)	(1,849)	(74)	728	1,058	(12,402)
Income tax (expense) benefit	(18)	0	(14)	135	0	103

Net (loss) income from continuing operations	(12,283)	(1,849)	(88)	863	1,058	(12,299)
Discontinued operations, net of tax	0	0	0	13	0	13

Net (loss) income	(12,283)	(1,849)	(88)	876	1,058	(12,286)
Net income attributable to noncontrolling interest, net of tax	0	0	0	3	0	3

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(12,283)	$(1,849)	$(88)	$879	$1,058	$(12,283)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2013

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$47,544	$47,552	$0	$95,096
Food and beverage	0	0	12,569	12,434	0	25,003
Other	0	0	11,428	13,097	0	24,525
Management and other fees	271	0	7,346	10	(5,713)	1,914
Management and other fees—affiliates	0	0	2,077	0	0	2,077

Total operating revenues	271	0	80,964	73,093	(5,713)	148,615
Other revenue from managed properties	0	0	6,391	0	0	6,391
Other revenue from managed properties—affiliates	0	0	5,927	0	0	5,927

Total revenues	271	0	93,282	73,093	(5,713)	160,933

Operating expenses by department:
Rooms	0	0	6,879	7,630	(955)	13,554
Food and beverage	0	0	9,613	8,746	0	18,359
Other	0	0	9,123	10,862	0	19,985
Other operating expenses:
Selling, general and administrative	3,087	679	21,833	16,651	(4,758)	37,492
Property operating costs	0	0	8,301	9,788	0	18,089
Depreciation and amortization	0	0	11,546	10,790	0	22,336
Loss on disposition of assets	0	0	0	170	0	170

Total operating revenues	3,087	679	67,295	64,637	(5,713)	129,985
Other expenses from managed properties	0	0	6,391	0	0	6,391
Other expenses from managed properties—affiliates	0	0	5,927	0	0	5,927

Total expenses	3,087	679	79,613	64,637	(5,713)	142,303

Net operating (loss) income	(2,816)	(679)	13,669	8,456	0	18,630
Investment income—affiliates	0	0	0	648	0	648
Interest income	91	8	15	5	0	119
Interest expense	(3,039)	(9,712)	0	(6,612)	0	(19,363)
Equity in unconsolidated affiliates	3,885	14,268	0	(1,504)	(18,153)	(1,504)

(Loss) income from continuing operations before income taxes	(1,879)	3,885	13,684	993	(18,153)	(1,470)
Income tax benefit (expense)	669	0	(159)	(250)	0	260

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(1,210)	$3,885	$13,525	$743	$(18,153)	$(1,210)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Period January 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rooms	$0	$0	$30,243	$33,550	$0	$63,793
Food and beverage	0	0	8,399	8,874	0	17,273
Other	0	0	7,206	8,714	0	15,920
Management and other fees	191	0	8,872	7	(7,672)	1,398
Management and other fees—affiliates	0	0	1,414	0	0	1,414

Total operating revenues	191	0	56,134	51,145	(7,672)	99,798
Other revenue from managed properties	0	0	4,193	0	0	4,193
Other revenue from managed properties—affiliates	0	0	3,901	0	0	3,901

Total revenues	191	0	64,228	51,145	(7,672)	107,892

Operating expenses by department:
Rooms	0	0	5,325	5,412	(1,279)	9,458
Food and beverage	0	0	6,466	6,480	0	12,946
Other	0	0	5,908	7,542	0	13,450
Other operating expenses:
Selling, general and administrative	15,470	59	20,803	12,266	(6,393)	42,205
Property operating costs	0	0	5,266	6,081	0	11,347
Depreciation and amortization	53	480	8,391	7,545	0	16,469
Loss on disposition of assets	0	0	47	0	0	47

Total operating expenses	15,523	539	52,206	45,326	(7,672)	105,922
Other expenses from managed properties	0	0	4,193	0	0	4,193
Other expenses from managed properties—affiliates	0	0	3,901	0	0	3,901

Total expenses	15,523	539	60,300	45,326	(7,672)	114,016

Net operating (loss) income	(15,332)	(539)	3,928	5,819	0	(6,124)
Investment income—affiliates	0	0	0	303	0	303
Interest income	74	7	0	1	0	82
Interest expense	(2,179)	(9,136)	0	(4,701)	0	(16,016)
Equity in unconsolidated affiliates	(3,978)	5,690	0	558	(1,712)	558

(Loss) income from continuing operations before income taxes	(21,415)	(3,978)	3,928	1,980	(1,712)	(21,197)
Income tax expense	(66)	0	(141)	(69)	0	(276)

Net (loss) income from continuing operations	(21,481)	(3,978)	3,787	1,911	(1,712)	(21,473)
Discontinued operations, net of tax	0	0	0	(23)	0	(23)

Net (loss) income	(21,481)	(3,978)	3,787	1,888	(1,712)	(21,496)
Net income attributable to noncontrolling interest, net of tax	0	0	0	15	0	15

Net (loss) income attributable to Great Wolf Resorts, Inc.	$(21,481)	$(3,978)	$3,787	$1,903	$(1,712)	$(21,481)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2013

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(1,210)	$3,885	$13,525	$743	$(18,153)	$(1,210)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	0	0	11,546	10,790	0	22,336
Bad debt expense	0	0	7	35	0	42
Amortization of debt fair value	180	(2,838)	0	189	0	(2,469)
Non-cash share-based compensation expense	0	0	508	0	0	508
Loss on disposition of assets	0	0	0	170	0	170
Equity in unconsolidated affiliates	(3,885)	(14,268)	0	1,504	18,153	1,504
Deferred tax benefit	(101)	0	0	0	0	(101)
Changes in operating assets and liabilities	(2,799)	(1,521)	5,458	661	822	2,621

Net cash (used in) provided by operating activities	(7,815)	(14,742)	31,044	14,092	822	23,401

Investing activities:
Capital expenditures for property and equipment	(4)	0	(4,747)	(6,590)	0	(11,341)
Investment in unconsolidated related party	0	0	0	(6,712)	0	(6,712)
Investment in development	0	0	(2,775)	0	0	(2,775)
Proceeds from sale of assets	0	0	11	4	0	15
Increase in restricted cash	0	0	(705)	674	0	(31)

Net cash used in investing activities	(4)	0	(8,216)	(12,624)	0	(20,844)

Financing activities:
Principal payments on debt	0	0	0	(3,331)	0	(3,331)
Payment of loan costs	(8)	(271)	0	(17)	0	(296)
Repurchase of stock for restricted stock tax withholding	(128)	0	0	0	0	(128)
Advances from (to) consolidating entities, net	7,101	18,671	(22,729)	(2,221)	(822)	0

Net cash provided by (used in) financing activities	6,965	18,400	(22,729)	(5,569)	(822)	(3,755)

Net (decrease) increase in cash and cash equivalents	(854)	3,658	99	(4,101)	0	(1,198)
Cash and cash equivalents, beginning of period	10,188	7,524	1,260	9,152	0	28,124

Cash and cash equivalents, end of period	$9,334	$11,182	$1,359	$5,051	$0	$26,926

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period May 5, 2012 through June 30, 2012

Successor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(5,262)	$(3,009)	$2,341	$(2,332)	$2,989	$(5,273)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	0	0	3,827	3,952	0	7,779
Bad debt expense	0	0	7	2	0	9
Amortization of debt fair value	(58)	(889)	0	60	0	(887)
Non-cash share-based compensation expense	0	0	868	0	0	868
Equity in unconsolidated affiliates	3,009	(20)	0	423	(2,989)	423
Deferred tax expense	36	0	0	0	0	36
Changes in operating assets and liabilities	62,535	137,928	(64,230)	(138,243)	0	(2,010)

Net cash provided by (used in) operating activities	60,260	134,010	(57,187)	(136,138)	0	945

Investing activities:
Capital expenditures for property and equipment	0	0	(1,332)	(1,932)	0	(3,264)
Investment in development	0	0	(14)	0	0	(14)
Increase in restricted cash	0	0	0	(1,279)	0	(1,279)

Net cash used in investing activities	0	0	(1,346)	(3,211)	0	(4,557)

Financing activities:
Principal payments on debt	0	0	0	(392)	0	(392)
Payment of loan costs	(4)	0	0	0	0	(4)
Member contributions	1,091	0	0	0	0	1,091
Advances (to) from consolidating entities, net	(73,551)	(131,166)	62,268	142,449	0	0

Net cash (used in) provided by financing activities	(72,464)	(131,166)	62,268	142,057	0	695

Net (decrease) increase in cash and cash equivalents	(12,204)	2,844	3,735	2,708	0	(2,917)
Cash and cash equivalents, beginning of period	23,340	3,909	(3,941)	4,467	0	27,775

Cash and cash equivalents, end of period	$11,136	$6,753	$(206)	$7,175	$0	$24,858

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period January 1, 2012 through May 4, 2012

Predecessor

(Dollars in thousands)

	Parent	Issuers	Subsidiary Guarantors	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(21,481)	$(3,978)	$3,787	$1,888	$(1,712)	$(21,496)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	53	480	8,391	7,545	0	16,469
Bad debt expense	0	0	1	25	0	26
Non-cash share-based compensation expense	0	0	3,348	0	0	3,348
Loss on disposition of assets	0	0	47	0	0	47
Equity in unconsolidated affiliates	3,978	(5,690)	0	(558)	1,712	(558)
Deferred tax expense	73	0	0	0	0	73
Changes in operating assets and liabilities	14,315	(3,747)	(3,218)	(3,581)	0	3,769

Net cash (used in) provided by operating activities	(3,062)	(12,935)	12,356	5,319	0	1,678

Investing activities:
Capital expenditures for property and equipment	0	0	(1,248)	(989)	0	(2,237)
Investment in development	0	0	(75)	0	0	(75)
Proceeds from sale of assets	0	0	3	0	0	3
Increase in restricted cash	0	0	0	(3,464)	0	(3,464)

Net cash used in investing activities	0	0	(1,320)	(4,453)	0	(5,773)

Financing activities:
Principal payments on debt	0	527	(14)	(2,290)	0	(1,777)
Payment of loan costs	3	(121)	0	(2)	0	(120)
Advances from (to) consolidating entities, net	16,360	458	(15,777)	(1,041)	0	0

Net cash provided by (used in) financing activities	16,363	864	(15,791)	(3,333)	0	(1,897)

Net increase (decrease) in cash and cash equivalents	13,301	(12,071)	(4,755)	(2,467)	0	(5,992)
Cash and cash equivalents, beginning of period	10,039	15,980	814	6,934	0	33,767

Cash and cash equivalents, end of period	$23,340	$3,909	$(3,941)	$4,467	$0	$27,775

11. SUBSEQUENT EVENTS

Debt Refinancing — On August 9, 2013, we filed a Current Report on Form 8-K with the SEC announcing that we have entered into a credit agreement (the “Credit Agreement”) governing the senior secured credit facilities, consisting of a $320.0 million term loan B facility which matures on August 6, 2020 and a $100.0 million revolving credit facility which matures on August 6, 2018, with a syndicate of lenders and Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swingline lender and L/C issuer.

The net proceeds received by GWRI from the senior secured credit facilities under the Credit Agreement, together with other cash available to GWRI, were used to, among other things, repay the credit facility of Great Wolf Lodge of the Carolinas, LLC, a subsidiary of GWRI, under a credit agreement, dated as of July 15, 2011 and as subsequently amended, among Great Wolf Lodge of the Carolinas, LLC, the lenders from time to time party thereto, and Crédit Agricole Corporate and Investment Bank, as agent.

Concurrently, GWR Operating Partnership, L.L.L.P. and Great Wolf Finance Corp. (together, the “Issuers”) provided notice to U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent (in such capacity, the “Collateral Agent”), pursuant to the Indenture, dated as of April 7, 2010 (as supplemented by the First Supplemental Indenture, dated as of May 28, 2010, and the Second Supplemental Indenture, dated as of April 30, 2012) by and among the Issuers, the guarantors party thereto, the Trustee and the Collateral Agent (the “Indenture”), that the Issuers had elected to redeem all of their outstanding 10.875% First Mortgage Notes due 2017 issued under the Indenture (the “Notes”), at a redemption price of 100% plus a make-whole premium, plus accrued and unpaid interest, on September 5, 2013 (the “Full Redemption”). On August 6, 2013, the Issuers, the Trustee and the Collateral Agent entered into a Satisfaction and Discharge Agreement whereby the Issuers caused to be irrevocably deposited with the Trustee, to satisfy and to discharge the Issuers’ obligations under the Indenture, proceeds from the Credit Agreement in an amount sufficient to effect the Full Redemption on September 5, 2013.

Interest Rate Cap Settlement — On August 8, 2013, in connection with the repayment of the credit facility of Great Wolf Lodge of the Carolinas, LLC, described above, the Company settled the interest rate caps described in Note 7.

Purchase of Property for Development — On August 13, 2013, Great Wolf Lodge of New England, LLC, a wholly owned indirect subsidiary of GWR Operating Partnership, L.L.L.P. completed the acquisition of a 245-room hotel, conference center and waterpark in Fitchburg, Massachusetts for a purchase price of approximately $14.0 million. We intend to refurbish the property and reopen it as a Great Wolf Lodge in 2014.

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

Our financial information includes:

•	our subsidiary that provides resort development and management/licensing services;

•	our wholly-owned resorts;

•	our Creative Kingdoms, LLC (“Creative Kingdoms”) subsidiary, which is a developer of experiential gaming products; and

•	our equity interest in the Grand Mound resort in which we have a minority ownership interest but which we do not consolidate.

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

Properties. The following table presents an overview of our portfolio of resorts. As of June 30, 2013, we operated, managed and/or had licensing arrangements relating to the operation of 11 Great Wolf Lodge resorts. We anticipate that most of our future resorts will be licensed and/or developed under our Great Wolf Lodge brand.

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

(2)	Total number of guest suites includes 77 condominium units that are individually owned and we manage.
(3)	These properties are owned by CNL Lifestyle Properties, Inc. (“CNL”), a real estate investment trust focused on leisure and lifestyle properties. We currently manage both properties and license the Great Wolf Lodge brand to these resorts.
(4)	Five of our properties (Great Wolf Lodge resorts in Williamsburg, VA; Pocono Mountains, PA; Mason, OH; Grapevine, TX and Concord, NC) each had a book value of fixed assets equal to ten percent or more of our total assets as of June 30, 2013 and each of those five properties had total revenues equal to ten percent or more of our total revenues for the three and six months ended June 30, 2013.
(5)	An affiliate of Ripley Entertainment Inc. (“Ripley”), our licensee, owns this resort. We have granted Ripley a license to use the Great Wolf Lodge name for this resort through April 2016 for a licensing fee.
(6)	This property is owned by a joint venture. The Confederated Tribes of the Chehalis Reservation (“Chehalis”) owns a 51% interest in the joint venture, and we own a 49% interest. We manage the property and license the Great Wolf Lodge brand to the joint venture under long-term agreements through April 2057, subject to earlier termination in certain situations. The joint venture leases the land for the resort from the United States Department of the Interior, which is trustee for Chehalis.

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

Occupancy, ADR and RevPAR are commonly used measures within the hospitality industry to evaluate hotel operations. While ADR and RevPAR only include rooms revenue, Total RevPOR and Total RevPAR include both rooms revenue and other revenue derived from food and beverage and other amenities at our resorts. For the six months ended June 30, 2013, approximately 67% of our total consolidated resort revenues consisted of rooms revenue (which includes admission to the waterpark).

See “Non-GAAP Financial Measures” for further discussion of our use of EBITDA and Adjusted EBITDA and a reconciliation of net loss to EBITDA and Adjusted EBITDA.

The following tables show key operating statistics for our resorts for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	Successor	Successor/ Predecessor	Increase / (Decrease)
	2013	2012	$	%
Occupancy	67.3%	67.4%	N/A	(0.1%)
ADR	$258.82	$254.98	$3.84	1.5%
RevPAR	$174.29	$171.85	$2.44	1.4%
Total RevPOR	$393.82	$388.92	$4.90	1.3%
Total RevPAR	$265.20	$262.12	$3.08	1.2%
Non-rooms revenue per occupied room	$135.00	$133.94	$1.06	0.8%
Adjusted EBITDA	$22,561	$22,421	$140	0.6%

The following tables show key operating statistics for our resorts for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	Successor	Successor/ Predecessor	Increase
	2013	2012	$	%
Occupancy	67.0%	66.4%	N/A	0.6%
ADR	$271.06	$260.14	$10.92	4.2%
RevPAR	$181.58	$172.66	$8.92	5.2%
Total RevPOR	$412.42	$398.44	$13.98	3.5%
Total RevPAR	$276.28	$264.45	$11.83	4.5%
Non-rooms revenue per occupied room	$141.36	$138.30	$3.06	2.2%
Adjusted EBITDA	$49,258	$44,760	$4,498	10.0%

Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

Presented below are selected amounts from the statements of income for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	Successor	Successor / Predecessor	Increase / (Decrease)
	2013	2012	$	%
Total operating revenues	$72,543	$73,308	$(765)	(1.0%)
Operating expenses:
Departmental operating expenses	25,724	26,664	(940)	(3.5%)
Selling, general and administrative	18,502	33,002	(14,500)	(43.9%)
Property operating costs	9,114	8,485	629	7.4%
Depreciation and amortization	10,461	12,229	(1,768)	(14.5%)
Net operating income (loss)	8,674	(7,119)	15,793	n.m.
Interest expense, net of interest income	(9,609)	(10,563)	(954)	(9.0%)
Equity in unconsolidated affiliates	(262)	38	(300)	n.m.
Net loss attributable to Great Wolf Resorts, Inc.	$(364)	$(17,545)	$17,181	97.9%

Total Operating Revenues. Operating revenues consist of lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts; management fees and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and revenue from our Creative Kingdoms subsidiary, which includes product sales, admission fees and retail revenues. Total operating revenues for the three months ended June 30, 2013 decreased slightly due to lower occupancy as a result of spring break primarily occurring in the first quarter of 2013 as compared to primarily occurring in second quarter of 2012.

Operating expenses.

•

Departmental operating expenses consist of room, food and beverage and other department expenses. For the three months ended June 30, 2013, these expenses decreased by $940, as compared to the three months ended June 30, 2012, primarily due to cost saving measures across all departments.

•

Selling, general and administrative expenses, which are associated with the operations and management of resorts, our Creative Kingdoms subsidiary , corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate. These expenses decreased by $14,500 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due primarily to a decrease of $11,901 in merger-related expenses and a decrease of $3,214 in non-cash share-based compensation expenses as well as cost saving measures across all departments, partially offset by $1,000 of increased marketing expenses.

•

Property operating costs consists of expenses, such as repairs and maintenance, utility costs and property taxes. For the three months ended June 30, 2013, property operating costs increased $629 primarily due to an increase of $767 in property taxes as a result of a 2011 real estate tax refund received in 2012, partially offset by savings in repairs and maintenance.

•

Total depreciation and amortization decreased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily as a result of merger-related fair value and useful life adjustments made in 2012.

Net operating income (loss). For the three months ended June 30, 2013, we had net operating income of $8,674 compared to net operating loss of $7,119 for the three months ended June 30, 2012.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. was $364 for the three months ended June 30, 2013 compared to a net loss of $17,545 for the three months ended June 30, 2012, an increase of $17,181 primarily due to increased operating income of $15,793 and decreased interest expense, net of interest income, of $954 due to the debt amortization of the fair value adjustments recorded at the time of the Merger, offset by a decrease in equity in unconsolidated affiliates of $300.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

Presented below are selected amounts from the statements of income for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	Successor	Successor / Predecessor	Increase / (Decrease)
	2013	2012	$	%
Total operating revenues	$148,615	$144,255	$4,360	3.0%
Operating expenses:
Departmental operating expenses	51,898	52,790	(892)	(1.7%)
Selling, general and administrative	37,492	55,581	(18,089)	(32.5%)
Property operating costs	18,089	16,221	1,868	11.5%
Depreciation and amortization	22,336	24,248	(1,912)	(7.9%)
Net operating income (loss)	18,630	(4,632)	23,262	n.m.
Interest expense, net of interest income	(19,244)	(22,162)	(2,918)	(13.2%)
Equity in unconsolidated affiliates	(1,504)	135	(1,639)	n.m.
Net loss attributable to Great Wolf Resorts, Inc.	$(1,210)	$(26,743)	$25,533	95.5%

Total Operating Revenues. Operating revenues consist of lodging revenue, which includes rooms, food and beverage, and other department revenues from our resorts; management fees and other revenue from resorts, which includes fees received under our management, license, development and construction management agreements; and revenue from our Creative Kingdoms subsidiary, which includes product sales, admission fees and retail revenue. Total operating revenues for the six months ended June 30, 2013 increased primarily due to the increase in ADR.

Operating expenses.

•

Departmental operating expenses consist of room, food and beverage and other department expenses. For the six months ended June 30, 2013, these expenses decreased by $892, as compared to the six months ended June 30, 2012, primarily due to a decrease in labor costs due to cost saving measures and a decrease in costs of sales.

•

Selling, general and administrative expenses, which are associated with the operations and management of resorts, our Creative Kingdoms subsidiary, corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate. These expenses decreased by $18,089 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due primarily to a decrease of $17,707 in merger-related expenses and a decrease of $3,708 in non-cash share-based compensation expenses, partially offset by an increase of $2,675 in consulting fees and an increase of $2,260 in separation payments.

•

Property operating costs consists of expenses, such as repairs and maintenance, utility costs and property taxes. For the six months ended June 30, 2013, property operating costs increased $1,868 primarily due to an increase of $1,431 in property taxes as a result of a 2011 real estate tax refund received in 2012.

•

Total depreciation and amortization decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily as a result of merger-related fair value and useful life adjustments made in 2012.

Net operating income (loss). For the six months ended June 30, 2013, we had net operating income of $18,630 compared to net operating loss of $4,632 for the six months ended June 30, 2012.

Net loss attributable to Great Wolf Resorts, Inc. Net loss attributable to Great Wolf Resorts, Inc. was $1,210 for the six months ended June 30, 2013 compared to a net loss of $26,743 for the six months ended June 30, 2012, an increase of $25,533 primarily due to increased operating income of $23,262 and decreased interest expense, net of interest income, of $2,918 due to the debt amortization of the fair value adjustments recorded at the time of the Merger, offset by a decrease in equity in unconsolidated affiliates of $1,639.

Segments

We have two reportable segments. Refer to Note 9 to the unaudited condensed consolidated financial statements of the Company for a detailed discussion of our segments.

	Three months ended June 30,			Six months ended June 30,
	Successor 2013	Successor/ Predecessor 2012	Increase/ (Decrease)	Successor 2013	Successor/ Predecessor 2012	Increase/ (Decrease)
Revenues
Resort Ownership Operation	$69,544	$69,821	$(277)	$142,866	$138,540	$4,326
Resort Third-Party Management/License	8,156	8,016	140	16,309	15,528	781
Other	1,062	1,330	(268)	1,758	1,888	(130)

Liquidity and Capital Resources

Refer to Note 5 and Note 11 to the unaudited condensed consolidated financial statements of the Company for a detailed discussion of our indebtedness.

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

Other than debt maturities, our largest long-term expenditures are expected to be for capital expenditures for our existing resorts, capital expenditures for development of future resorts, and capital contributions or loans to existing joint ventures or joint ventures owning resorts under construction or development. Capital expenditures for our existing resorts were $11,341 for the six months ended June 30, 2013, $5,501 for the six months ended June 30, 2012 and $10,571 for the year ended December 31, 2012. Capital expenditures increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to increased focus on new revenue generating projects in preparation for the busy summer months.

For a description of the refinancing of certain of our debt that occurred after June 30, 2013, see the information provided under Note 11 to the unaudited condensed consolidated financial statements of the Company.

Working Capital

We had $29,926 of available cash and cash equivalents and a working capital deficit of $66,201 (current assets less current liabilities) at June 30, 2013, compared to the $28,124 of available cash and cash equivalents and a working capital deficit of $62,100 at December 31, 2012. The primary reason for the working capital deficit as of June 30, 2013 and December 31, 2012 is the classification of our Traverse City/Kansas City mortgage loan (principal balance of $62,914 as of June 30, 2013 and $63,845 as of December 31, 2012) as a current liability due to the lender’s implementation of the traditional lock-box arrangement for the two properties. Although the entire principal balance of the loan is classified as a current liability as of June 30, 2013 and December 31, 2012, the loan is not in default, and the principal balance is not currently due.

Cash Flows

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

	Six months ended June 30,
	Successor 2013	Successor/ Predecessor 2012	Increase
Net cash provided by operating activities	$23,401	$2,623	$20,778
Net cash used in investing activities	(20,844)	(10,330)	10,514
Net cash used in financing activities	(3,755)	(1,202)	2,553

Operating Activities. The increase in net cash provided by operating activities of $20,778 is primarily due to a change in net loss of $25,559 offset by a decrease in non-cash share-based compensation expense of $3,708 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Investing Activities. The increase in net cash used in investing activities of $10,514 is primarily due to increased capital expenditures of $5,840 and increased investments in development of $2,686 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as well as an investment in our unconsolidated related party of $6,712 offset by decreased change in restricted cash and escrows of $4,712 compared to the six months ended June 30, 2012. Refer to Note 4 to the unaudited condensed consolidated financial statements for a detailed discussion of the investment in our unconsolidated affiliates.

Financing Activities. The increase in net cash used in financing activities of $2,553 is primarily due to increased principal payments on our mortgage debt for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as well as a capital contribution made in the first six months of 2012 which did not recur in the first six months of 2013.

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

We define Adjusted EBITDA as EBITDA further adjusted to exclude unusual items and other adjustments described below.

Our management uses EBITDA and Adjusted EBITDA to evaluate operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; to evaluate our performance relative to our peers; as a basis for compensation for certain members of our management; for planning purposes; and in determining the value of proposed acquisitions and dispositions. We believe these are important supplemental measures of operating performance because they remove items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in our new credit facility in testing our compliance with covenants therein such as the senior secured leverage ratio. For a discussion of our new credit facility, see the information provided under Note 11 to the unaudited condensed consolidated financial statements of the Company.

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

The following table reconciles net loss attributable to Great Wolf Resorts, Inc. to EBITDA and Adjusted EBITDA for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	Successor	Successor/ Predecessor	Successor	Successor/ Predecessor
Net loss attributable to Great Wolf Resorts, Inc.	$(364)	$(17,545)	$(1,210)	$(26,743)
Adjustments:
Interest expense, net of interest income	9,609	10,563	19,244	22,162
Income tax (benefit) expense	(428)	156	(260)	534
Depreciation and amortization	10,461	12,229	22,336	24,248

EBITDA	19,278	5,403	40,110	20,201
Non-cash share-based compensation	211	3,425	508	4,216
Equity in unconsolidated affiliates	262	(38)	1,504	(135)
Net income attributable to noncontrolling interest	—	(14)	—	(27)
Separation payments	182	—	2,260	—
Merger-related costs	144	12,045	(686)	17,021
Consulting fees	1,385	—	2,675	—
Loss on disposition of assets	68	47	170	47
Creative Kingdoms acquisition costs	71	—	225	—
Pro forma cost reduction adjustments (1)	960	1,553	2,492	3,437

Adjusted EBITDA	$22,561	$22,421	$49,258	$44,760

(1)	Represents the pro forma effect of the estimated savings derived from the implementation of cost reduction measures primarily in compensation and benefits from the reduction of certain employees, as well as franchise fees. The pro forma amount related to compensation and benefits was calculated using the amount of actual expenses for certain employees for the 12 month period prior to their elimination. The pro forma amount related to franchise fees was calculated using the amount of actual expenses incurred for certain franchise fees.

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies and estimates that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant estimates and judgments used in the preparation of these unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein. As of June 30, 2013, there were no significant changes in those critical accounting policies and estimates.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 2 to the unaudited condensed consolidated financial statements of the Company.

Related Party Transactions

For a discussion of related party transactions, see the information provided under Note 4 to the unaudited condensed consolidated financial statements of the Company.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have an unconsolidated joint venture arrangement with The Confederated Tribes of the Chehalis Reservation with respect to the Great Wolf Lodge resort and conference center on a 39-acre land parcel in Grand Mound, Washington. This joint venture is a limited liability company. We are a member of that limited liability company with a 49% ownership interest. We also have an unconsolidated joint venture agreement with an affiliate of McWhinney Real Estate Services, Inc. with respect to the Great Wolf Lodge resort to be developed in Garden Grove, California. We are a member of that limited liability company with a 15.28% ownership interest. We account for both joint ventures using the equity method of accounting. See Note 2 to the unaudited condensed consolidated financial statements of the Company.

Contractual Obligations

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein. As of June 30, 2013, there were no significant changes to our contractual obligations. However, for a description of the refinancing of certain of our debt that occurred after June 30, 2013, see the information provided under Note 11 to the unaudited condensed consolidated financial statements of the Company.

Inflation

Our resort properties are able to change room and amenity rates on a daily basis, so the impact of higher inflation can often be passed along to guests. However, a weak economic environment that decreases overall demand for our products and services could restrict our ability to raise room and amenity rates to offset rising costs.

Seasonality

Our revenue and operating results primarily coincide with the timing of school vacation schedules. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our fourth quarter typically has less revenue than other quarters of a given year due primarily to lower consumer demand for our properties. Depending on the timing of spring break, revenues could shift between the first and second quarters of a given year. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects the quarterly percentage of total operating revenue for the years ended 2010, 2011 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	25.0%	24.1%	28.2%	22.7%

2011	24.2%	25.5%	28.2%	22.1%

2012	24.3%	25.2%	27.9%	22.6%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we are exposed is interest rate risk. Our mortgage debts, with the exception of the Concord mortgage loan, are at fixed rates and therefore are not subject to market risk. We have entered into interest rate caps that limit the Concord mortgage loan to a fixed rate of 8.00% through December 2016. At June 30, 2013, the only interest rate risk that we are exposed to is related to our junior subordinated debentures and thus a 1% or 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our interest expense by approximately $290 (in thousands) annually, based on our debt balances outstanding and current interest rates in effect as of June 30, 2013.

During the six months ended June 30, 2013, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with interest rate risk as of June 30, 2013, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a description of the refinancing of certain of our debt that occurred after June 30, 2013, see the information provided under Note 11.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2013. We have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there have been no changes to our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Credit Agreement, dated August 6, 2013, among Great Wolf Resorts Intermediate Holdings, LLC, Great Wolf Resorts, Inc., the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, collateral agent swingline lender and L/C issuer, Deutsche Bank Securities Inc., Barclays Bank PLC, and Goldman Sachs Bank USA, as joint lead arrangers, Deutsche Bank Securities Inc., Barclays Bank PLC, and Goldman Sachs Bank USA, as joint bookrunners, Barclays Bank PLC and Goldman Sachs Bank USA, as co-syndication agents, and Barclays Bank PLC, and Goldman Sachs Bank USA, as co-documentation agents. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2013).

10.2	Guarantee Agreement, dated as of August 6, 2013, by and among Great Wolf Resorts Intermediate Holdings, LLC, the subsidiaries of Great Wolf Resorts, Inc. identified on the signature pages thereof and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2013).

10.3	Collateral Agreement, dated as of August 6, 2013, among Great Wolf Resorts Intermediate Holdings, LLC, Great Wolf Resorts, Inc. and each subsidiary of Great Wolf Resorts, Inc. identified therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 9, 2013).

10.4	Satisfaction and Discharge Agreement, dated August 6, 2013, by and among GWR Operating Partnership, L.L.L.P., Great Wolf Finance Corp. and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 9, 2013).

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WOLF RESORTS, INC.

/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer (Duly authorized officer) (Principal Financial and Accounting Officer)

Dated: August 14, 2013